Form 10-Q
period 1996-06-30
HEALTH CARE & RETIREMENT CORP / DE
filed 1996-08-13
CIK 878736

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10858

                     HEALTH CARE AND RETIREMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                  34-1687107
           (State or other jurisdiction of                     (IRS Employer
           incorporation or organization)                   Identification No.)

              ONE SEAGATE, TOLEDO, OHIO                        43604-2616
      (Address of principal executive offices)                 (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (419) 252-5500

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES   X       NO
                                    ---         ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF BUSINESS ON JULY 31, 1996.

               Common stock, $0.01 par value -- 45,380,856 shares


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                                                                                              Page
Item 1.           Financial Statements (Unaudited)                                            Number
                                                                                              ------
                  Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995                                            3

                  Consolidated Statements of Income -
                  Three months and six months ended June 30, 1996 and 1995                       4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1996 and 1995                                        5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                              9

Item 2.           Changes in Securities                                                          9

Item 3.           Defaults Upon Senior Securities                                                9

Item 4.           Submission of Matters to a Vote of Security Holders                            9

Item 5.           Other Information                                                              9

Item 6.           Exhibits and Reports on Form 8-K                                               9

SIGNATURES                                                                                      10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                December 31,
                                                                                  1996                      1995
                                                                               ----------               -----------
                                                                               (Unaudited)                 (Note)
                                                                                       (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  4,746                   $  7,742
  Receivables, less allowances for
   doubtful accounts of $12,803 and $11,485                                      104,394                     95,956
  Prepaid expenses                                                                 7,122                      9,862
  Deferred income taxes                                                           20,096                     20,096
                                                                                --------                   --------
Total current assets                                                             136,358                    133,656

Property and equipment, net of accumulated
 depreciation of $92,730 and $79,333                                             510,548                    505,167
Intangible assets, net of amortization of $6,059 and $4,863                       68,961                     44,774
Other assets                                                                      54,328                     45,594
                                                                                --------                   --------
Total assets                                                                    $770,195                   $729,191
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 34,538                   $ 33,330
  Employee compensation and benefits                                              31,954                     29,393
  Accrued insurance liabilities                                                   25,361                     24,797
  Other accrued liabilities                                                       44,505                     30,470
  Long-term debt due within one year                                               1,469                      1,275
                                                                                --------                   --------
Total current liabilities                                                        137,827                    119,265

Long-term debt                                                                   174,831                    159,082
Deferred income taxes                                                             63,825                     63,825
Other liabilities                                                                 14,062                     12,589
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   48,860,406 and 32,573,627 shares issued                                           489                        326
  Capital in excess of par                                                       263,993                    264,156
  Retained earnings                                                              180,877                    154,533
                                                                                --------                   --------
                                                                                 445,359                    419,015
  Less treasury stock, at cost (3,215,450 and 1,620,720 shares)                  (65,709)                   (44,585)
                                                                                --------                   --------
Total stockholders' equity                                                       379,650                    374,430
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $770,195                   $729,191
                                                                                ========                   ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three Months Ended June 30              Six Months Ended June 30
                                                 --------------------------              ------------------------
                                                  1996               1995               1996                1995
                                                  ----               ----               ----                ----
                                                                (In thousands, except earnings per share)
Revenues                                         $194,267           $176,886           $381,912            $348,221

Expenses:
  Operating                                       156,057            143,345            306,353             281,438
  General and administrative                        7,753              7,081             15,642              14,639
  Depreciation and amortization                     7,562              6,484             14,787              12,358
                                                 --------           --------           --------            --------
                                                  171,372            156,910            336,782             308,435
                                                 --------           --------           --------            --------

Income from operations                             22,895             19,976             45,130              39,786

Interest expense, net                              (2,314)            (2,265)            (4,941)             (4,772)
Equity in earnings of partnership                     318                 73                612                 140
                                                 --------           --------           --------            --------

Income before income taxes                         20,899             17,784             40,801              35,154

Income taxes                                        6,269              5,335             12,240              10,720
                                                 --------           --------           --------            --------

Net income                                       $ 14,630           $ 12,449           $ 28,561            $ 24,434
                                                 ========           ========           ========            ========
Earnings per share -
 primary and fully diluted                       $    .30           $    .25           $    .59            $    .49
                                                 ========           ========           ========            ========

Weighted average common and
 common equivalent shares
 outstanding:
 Primary                                           48,122             49,135             48,428              49,362
 Fully diluted                                     48,122             49,135             48,429              49,362



                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended June 30
                                                                                    ------------------------
                                                                                   1996                    1995
                                                                                   ----                    ----
                                                                                          (In thousands)
OPERATING ACTIVITIES
Net income                                                                       $28,561                  $24,434
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                   15,553                   13,203
  Provision for bad debts                                                          3,020                    1,846
  Equity in earnings of partnership                                                 (612)                    (140)
  Gain from sale of property and equipment                                                                 (1,254)
  Changes in assets and liabilities, excluding businesses acquired:
   Receivables                                                                    (6,709)                  (6,959)
   Prepaid expenses and other assets                                              (4,673)                 (14,391)
   Accounts payable                                                                  639                      368
   Employee compensation and benefits                                              1,136                    1,261
   Accrued insurance and other liabilities                                        14,077                   13,312
                                                                                  ------                   ------
Total adjustments                                                                 22,431                    7,246
                                                                                  ------                  -------

Net cash provided by operating activities                                         50,992                   31,680

INVESTING ACTIVITIES
Purchases and construction of property and equipment                             (17,087)                 (13,965)
Proceeds from sale of property and equipment                                                                3,056
Investment in partnership                                                         (1,000)                  (1,250)
Cash paid to acquire businesses                                                  (27,497)                 (28,458)
                                                                                 -------                  -------
Net cash used in investing activities                                            (45,584)                 (40,617)
                                                                                 -------                  -------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                                        16,000                    2,600
Principal payments of long-term debt                                              (1,028)                  (4,255)
Proceeds from exercise of stock options                                            1,546                    1,171
Purchase of common stock for treasury                                            (24,922)                 (17,551)
                                                                                 -------                  -------
Net cash used in financing activities                                             (8,404)                 (18,035)
                                                                                --------                  -------

Net decrease in cash                                                              (2,996)                 (26,972)

Cash and cash equivalents at beginning of year                                     7,742                   29,852
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $ 4,746                  $ 2,880
                                                                                 =======                  =======



               See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
- - -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1995.

On May 7, 1996 the Board of Directors authorized a three-for-two stock split, effected in the form of a 50% stock dividend, payable on June 5, 1996 to stockholders of record on May 21, 1996. Accordingly, all per share data have been restated to reflect the stock split.

A reclassification of the 1995 equity in earnings of the pharmacy partnership with Omnicare has been made from operating expenses to a separate line item in order to conform to the 1996 presentation.

NOTE 2 - Acquisitions
- - ---------------------

In the first half of 1996, HCR paid $27,497,000 for the acquisition of various businesses and contingent consideration related to prior year acquisitions. The businesses acquired include home health care, rehabilitation therapy services and management contracts. The acquisitions were accounted for under the purchase method of accounting and generated approximately $25,350,000 of intangible assets. At June 30, 1996, HCR operated 127 long term care facilities, 51 outpatient rehabilitation clinics and 33 home health care offices. In addition, Heartland Healthcare Services, Inc., HCR's 50% owned partnership, operated two pharmaceutical distribution centers.

NOTE 3 - Subsequent Event
- - -------------------------

Effective August 2, 1996, HCR's credit facility included $215 million of committed credit until August 2, 2001 and $10 million of committed credit until August 2, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

FINANCIAL CONDITION

In the first half of 1996, HCR paid $27,497,000 for the acquisition of various businesses and contingent consideration related to prior year acquisitions. The businesses acquired include home health care, rehabilitation therapy services and management contracts. The acquisitions were accounted for under the purchase method of accounting and generated approximately $25,350,000 of intangible assets.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 increased $17,381,000 or 10% to $194,267,000 as compared to the same period in 1995. Revenues for the six months ended June 30, 1996 increased $33,691,000 or 10% to $381,912,000 as compared to the same period in 1995. Of the increases, 72% and 57% for the three months and six months ended June 30, 1996, respectively, related to the acquisition of various businesses in the first half of 1996 and the last half of 1995. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels were 90% for the three months and six months ended June 30, 1995 and 89% and 90% for the same periods in 1996, respectively. The mix of revenue from Medicare, private pay and insured patients increased from 67% and 66% for the three months and six months ended June 30, 1995 to 68% for the same periods in 1996, primarily due to the growth in revenue from rehabilitation services. At June 30, 1996, HCR operated 56 medical specialty units with 1,700 beds.

Operating expenses for the three months ended June 30, 1996 increased $12,712,000 or 9% to $156,057,000 from the comparable period in 1995. Operating expenses for the six months ended June 30, 1996 increased $24,915,000 or 9% to $306,353,000 from the same period in 1995. Of the increases, 81% and 62% for the three months and six months ended June 30, 1996, respectively, related to the acquisition of various businesses in the first half of 1996 and the last half of 1995. The remaining increases were attributable to labor costs offset by decreases in other general expenses. Labor costs, excluding those related to the acquisitions, represented 34% and 39% of the increases for the three months and six months ended June 30, 1996 as compared to the same periods in 1995, respectively. The increase in labor costs was attributable to average wage rate increases as well as growth in the staffing levels attributable to the higher acuity patients in the medical specialty units.

General and administrative expense increased $672,000 and $1,003,000 for the three months and six months ended June 30, 1996 as compared to the same periods in 1995, respectively. However, the expense as a percentage of revenue has remained at 4% for the six months ended June 30, 1996 and 1995. The increase in depreciation and amortization of $1,078,000 and $2,429,000, for the three months and six months ended June 30, 1996 as compared to the same periods in the prior year, relates primarily to additional depreciation for prior year capital expenditures. The increase in net interest expense of $169,000 for the six months ended June 30, 1996 as compared to the same period in 1995 was attributable to an increase in debt levels partially offset by lower interest rates and additional interest income earned on cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under a bank credit agreement. HCR used the cash principally for capital expenditures, the acquisition of businesses and the purchase of HCR common stock. At June 30, 1996, the Company maintained $4,746,000 in cash and cash equivalents, of which $1,472,000 was invested in short-term investments.

Cash used in investing activities amounted to $45,584,000. Expenditures for property and equipment of $17,087,000 related to renovations, capital improvements, development of medical specialty units and construction of a new facility. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior year acquisitions for a total of $27,497,000 in the first half of 1996.

Net cash used in financing activities during the first half of 1996 amounted to $8,404,000. The cash was used to purchase HCR common stock for $24,922,000 and repay long-term debt of $1,028,000. This use was partially offset by a $16,000,000 increase in debt under the bank credit agreement and $1,546,000 from the exercise of stock options.

The bank credit agreement permits HCR to borrow up to $225,000,000 through August 2, 2000. At June 30, 1996, HCR had borrowed $166,000,000 and issued letters of credit totalling $12,669,000 which left a remaining unused borrowing capacity of $46,331,000.

Effective August 2, 1996, HCR's credit facility included $215 million of committed credit until August 2, 2001 and $10 million of committed credit until August 2, 2000.

HCR believes that its cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that HCR will pursue growth from acquisitions, partnerships and other ventures which would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

                  There are no material pending legal proceedings other than litigation arising in the ordinary course of business for which the Company has insurance coverage. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its financial position.

Item 2.           Changes in Securities.
                  ----------------------
                  None

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  At the Company's Annual Meeting of Stockholders held on
                  May 7, 1996 the stockholders approved the following items:
                  a) elect Joseph H. Lemieux as a director, b) elect Geoffrey
                  G. Meyers as a director and c) select Ernst & Young LLP as independent public accountants for the year ending December 31, 1996. The items were approved by a vote as follows:

                  Item    For          Against   Withheld    Abstain  Not Voted
                  ----    ---          -------   --------    -------  ---------
                  a       26,792,571             276,137
                  b       26,672,679             396,029
                  c       26,623,697   10,362                434,649

Item 5.           Other Information.
                  ------------------
                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------
                     27 Financial Data Schedule for the six months ended June 30, 1996

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEALTH CARE AND RETIREMENT
                               CORPORATION
                               (Registrant)

Date  August 12, 1996          By    /s/ Geoffrey G. Meyers
     --------------------          ----------------------------------
                                   Geoffrey G. Meyers, Executive Vice-President,
                                   Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit                                                Page No.
- - -------                                                --------
    27            Financial Data Schedule for the six
                  months ended June 30, 1996