Form 10-Q
period 1996-09-30
HEALTH CARE & RETIREMENT CORP / DE
filed 1996-11-08
CIK 878736

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 1996.

               Common stock, $0.01 par value -- 44,968,635 shares

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                                                                               Page
Item 1.           Financial Statements (Unaudited)                            Number
                                                                              ------

                  Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                       3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1996 and 1995                                    4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1995                  5

                  Notes to Consolidated Financial Statements                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                              9

Item 2.           Changes in Securities                                          9

Item 3.           Defaults Upon Senior Securities                                9

Item 4.           Submission of Matters to a Vote of Security Holders            9

Item 5.           Other Information                                              9

Item 6.           Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                      10


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                    1996                     1995
                                                                              -------------             ------------
                                                                               (Unaudited)                 (Note)
                                                                                       (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  3,430                   $  7,742
  Receivables, less allowances for
   doubtful accounts of $12,920 and $11,485                                      110,930                     95,956
  Prepaid expenses                                                                 5,232                      9,862
  Deferred income taxes                                                           20,096                     20,096
                                                                                --------                   --------
Total current assets                                                             139,688                    133,656

Property and equipment, net of accumulated
 depreciation of $99,804 and $79,333                                             515,614                    505,167
Intangible assets, net of amortization of $6,791 and $4,863                       71,787                     44,774
Other assets                                                                      65,396                     45,594
                                                                                --------                   --------
Total assets                                                                    $792,485                   $729,191
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 33,772                   $ 33,330
  Employee compensation and benefits                                              34,466                     29,393
  Accrued insurance liabilities                                                   26,041                     24,797
  Other accrued liabilities                                                       50,422                     30,470
  Long-term debt due within one year                                               1,383                      1,275
                                                                                --------                   --------
Total current liabilities                                                        146,084                    119,265

Long-term debt                                                                   186,471                    159,082
Deferred income taxes                                                             63,825                     63,825
Other liabilities                                                                 14,367                     12,589
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
  48,860,406 and 32,573,627 shares issued                                            489                        326
  Capital in excess of par                                                       263,993                    264,156
  Retained earnings                                                              195,801                    154,533
                                                                                --------                   --------
                                                                                 460,283                    419,015
  Less treasury stock, at cost (3,750,700 and 1,620,720 shares)                  (78,545)                   (44,585)
                                                                                --------                   --------
Total stockholders' equity                                                       381,738                    374,430
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $792,485                   $729,191
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                      Nine Months Ended
                                                         September 30                          September 30
                                                  -----------------------               ------------------------
                                                  1996               1995               1996                1995
                                                  ----               ----               ----                ----
                                                          (In thousands, except earnings per share)

Revenues                                         $199,205           $181,825           $581,117            $530,046

Expenses:
  Operating                                       159,331            146,776            465,684             428,214
  General and administrative                        7,717              7,685             23,359              22,324
  Depreciation and amortization                     7,965              6,674             22,752              19,032
                                                 --------           --------           --------            --------
                                                  175,013            161,135            511,795             469,570
                                                  -------            -------            -------             -------

Income from operations                             24,192             20,690             69,322              60,476

Interest expense, net                              (2,793)            (2,457)            (7,734)             (7,229)
Equity in earnings of partnership                     361                104                973                 244
                                                 --------           --------           --------            --------

Income before income taxes                         21,760             18,337             62,561              53,491

Income taxes                                        6,528              5,501             18,768              16,221
                                                 --------           --------           --------            --------

Net income                                       $ 15,232           $ 12,836           $ 43,793            $ 37,270
                                                 ========           ========           ========            ========

Earnings per share -
 primary and fully diluted                       $    .32           $    .26           $    .91            $    .76
                                                 ========           ========           ========            ========

Weighted average common and
 common equivalent shares
 outstanding:
 Primary                                           47,372             48,656             48,074              49,125
 Fully diluted                                     47,373             48,715             48,074              49,211


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                   1996                    1995
                                                                                   ----                    ----
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                                       $43,793                  $37,270
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                   23,917                   20,299
  Provision for bad debts                                                          4,328                    3,244
  Equity in earnings of partnership                                                 (973)                    (244)
  Gain from sale of property and equipment                                                                 (1,534)
  Changes in assets and liabilities, excluding businesses acquired:
   Receivables                                                                   (14,237)                  (7,628)
   Prepaid expenses and other assets                                             (11,760)                 (21,265)
   Accounts payable                                                                 (129)                      42
   Employee compensation and benefits                                              3,333                    2,256
   Accrued insurance and other liabilities                                        20,957                   24,178
                                                                                  ------                   ------
Total adjustments                                                                 25,436                   19,348
                                                                                  ------                   ------

Net cash provided by operating activities                                         69,229                   56,618

INVESTING ACTIVITIES
Purchases and construction of property and equipment                             (29,085)                 (22,844)
Proceeds from sale of property and equipment                                                                5,472
Investment in partnership                                                         (2,955)                  (1,250)
Cash paid to acquire businesses                                                  (31,527)                 (31,273)
                                                                                 -------                  -------
Net cash used in investing activities                                            (63,567)                 (49,895)
                                                                                 -------                  -------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                                        27,900                    3,000
Principal payments of long-term debt                                              (1,353)                  (4,515)
Proceeds from exercise of stock options                                            1,748                    1,671
Purchase of common stock for treasury                                            (38,269)                 (22,429)
                                                                                 -------                  -------
Net cash used in financing activities                                             (9,974)                 (22,273)
                                                                                --------                  -------

Net decrease in cash                                                              (4,312)                 (15,550)

Cash and cash equivalents at beginning of year                                     7,742                   29,852
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $ 3,430                  $14,302
                                                                                 =======                  =======

                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
-----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1995.

On May 7, 1996 the Board of Directors authorized a three-for-two stock split, effected in the form of a 50% stock dividend, payable on June 5, 1996 to stockholders of record on May 21, 1996. Accordingly, all per share data have been restated to reflect the stock split.

NOTE 2 - Acquisitions
---------------------

During 1996, HCR paid $31,527,000 for the acquisition of various businesses and contingent consideration related to prior year acquisitions. The businesses acquired include home health care, rehabilitation therapy services and management contracts. The acquisitions were accounted for under the purchase method of accounting and generated approximately $28,900,000 of intangible assets. At September 30, 1996, HCR operated 127 long term care facilities, 55 outpatient rehabilitation clinics and 33 home health care offices. In addition, Heartland Healthcare Services, Inc., HCR's 50% owned partnership, operated 4 institutional pharmacies.

NOTE 3 - Long-Term Debt
-----------------------

Effective September 30, 1996, the bank credit agreement permits HCR to borrow up to $225 million through August 2, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION

During 1996, HCR paid $31,527,000 for the acquisition of various businesses and contingent consideration related to prior year acquisitions. The businesses acquired include home health care, rehabilitation therapy services and management contracts. The acquisitions were accounted for under the purchase method of accounting and generated approximately $28,900,000 of intangible assets.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 increased $17,380,000 or 10% to $199,205,000 as compared to the same period in 1995. Revenues for the nine months ended September 30, 1996 increased $51,071,000 or 10% to $581,117,000 as compared to the same period in 1995. Of the increases, 72% and 62% for the three months and nine months ended September 30, 1996, respectively, related to the acquisition of various businesses in 1996 and 1995. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels were 91%and 90% for the three months and nine months ended September 30, 1995, and 89% for the same periods in 1996, respectively. The mix of revenue from Medicare, private pay and insured patients increased from 66% for the three months and nine months ended September 30, 1995 to 68% for the same periods in 1996, primarily due to the growth in revenue from rehabilitation services. At September 30, 1996, HCR operated 56 medical specialty units with 1,700 beds.

Operating expenses for the three months ended September 30, 1996 increased $12,555,000 or 9% to $159,331,000 from the comparable period in 1995. Operating expenses for the nine months ended September 30, 1996 increased $37,470,000 or 9% to $465,684,000 from the same period in 1995. Of the increases, 86% and 70% for the three months and nine months ended September 30, 1996, respectively, related to the acquisition of various businesses in 1996 and 1995. The remaining increases were attributable to labor costs offset by decreases in other general expenses. Labor costs, excluding those related to the acquisitions, represented 32% and 37% of the increases for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995, respectively. The increase in labor costs was attributable to average wage rate increases as well as growth in the staffing levels attributable to the higher acuity patients in the medical specialty units.

General and administrative expense increased $1,035,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. However, the expense as a percentage of revenue has remained at 4% for the nine months ended September 30, 1996 and 1995. The increase in depreciation and amortization of $1,291,000 and $3,720,000, for the three months and nine months ended September 30, 1996 as compared to the same periods in the prior year, relates primarily to additional depreciation for prior year capital expenditures. The increase in net interest expense of $505,000 for the nine months ended September 30, 1996 as compared to the same period in 1995 was attributable to an increase in debt levels partially offset by lower interest rates and additional interest income earned on cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under a bank credit agreement. HCR used the cash principally for capital expenditures, the acquisition of businesses and the purchase of HCR common stock. At September 30, 1996, the Company maintained $3,430,000 in cash and cash equivalents, of which $26,000 was invested in short-term investments.

Cash used in investing activities amounted to $63,567,000. Expenditures for property and equipment of $29,085,000 related to renovations, capital improvements, development of medical specialty units and construction of a new facility. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior year acquisitions for a total of $31,527,000 in the first nine months of 1996.

Net cash used in financing activities during the first nine months of 1996 amounted to $9,974,000. The cash was used to purchase HCR common stock for $38,269,000 and repay long-term debt of $1,353,000. This use was partially offset by a $27,900,000 increase in debt under the bank credit agreement and $1,748,000 from the exercise of stock options.

The bank credit agreement permits HCR to borrow up to $225,000,000 through August 2, 2001. At September 30, 1996, HCR had borrowed $177,900,000 and issued letters of credit totalling $12,689,000 which left a remaining unused borrowing capacity of $34,411,000.

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

Item 2.           Changes in Securities.
                  ----------------------
                  None

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  None

Item 5.           Other Information.
                  ------------------
                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------
                     27 Financial Data Schedule for the nine months ended September 30, 1996

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEALTH CARE AND RETIREMENT
                               CORPORATION
                               (Registrant)


Date   November 5, 1996        By /s/ Geoffrey G. Meyers
     --------------------         ----------------------
                                  Geoffrey G. Meyers, Executive Vice-President,
                                  Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
-------

    27            Financial Data Schedule for the nine months ended
                  September 30, 1996