Form 10-K405
period 1996-12-31
HEALTH CARE & RETIREMENT CORP / DE
filed 1997-03-25
CIK 878736

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10858

                     HEALTH CARE AND RETIREMENT CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         34-1687107
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)


    ONE SEAGATE, TOLEDO, OHIO                                   43604-2616
 (Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (419) 252-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                         Name of each exchange
      Title of each class                                 on which registered
   -------------------------                             ----------------------
COMMON STOCK, $.01 PAR VALUE                            NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]



                            (Cover page 1 of 2 pages)

Based on the closing price of $29.375 per share on March 13, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,280,622,189. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates", as that term is defined under the Securities Act of 1934.

            The number of shares of Common Stock, $.01 par value, of Health Care and Retirement Corporation outstanding as of
                         March 13, 1997 was 44,592,100.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:


     Specific portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 6, 1997 are incorporated by reference in Part III.


                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I

        ITEM 1.      BUSINESS .............................................2
        ITEM 2.      PROPERTIES ...........................................7
        ITEM 3.      LEGAL PROCEEDINGS ....................................8
        ITEM 4.      SUBMISSION OF MATTERS
                     TO A VOTE OF SECURITY HOLDERS ........................8

PART II

        ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS ......................8
        ITEM 6.      SELECTED FINANCIAL DATA ..............................9
        ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS .......................................10
        ITEM 8.      FINANCIAL STATEMENTS AND
                     SUPPLEMENTARY DATA ..................................14
        ITEM 9.      CHANGES IN AND DISAGREEMENTS
                     WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE ............................34

PART III

        ITEM 10.     DIRECTORS AND EXECUTIVE
                     OFFICERS OF THE REGISTRANT ..........................34
        ITEM 11.     EXECUTIVE COMPENSATION ..............................36
        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT................................36
        ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS ........................................36

PART IV

        ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K .............................37

SIGNATURES           .....................................................41
EXHIBITS             ....................................................E-1

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL DEVELOPMENT OF BUSINESS

Health Care and Retirement Corporation ("HCR" or the "Company") is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business is long term care. The Company operates 128 nursing centers with 16,500 beds located in 16 states. The Company owns 119 of the centers, with 92 operating under the Heartland name. At December 31, 1996, HCR operated 58 medical specialty units with more than 1,800 beds, within its nursing centers. Medical specialty units provide subacute medical care, intense rehabilitation programs or Alzheimer's care programs.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in HCR centers, skilled centers of others, hospitals and outpatient therapy clinics serving the midwest and mid-Atlantic states, Texas and Florida. This subsidiary expanded its operations by acquiring or opening 32 clinics in 1996, making a total of 56 outpatient clinics at December 31, 1996.

HCR Home Health Care and Hospice, Inc., a wholly owned subsidiary, specializes in all levels of home health, hospice care and rehabilitation therapy. This subsidiary acquired 2 offices in 1996, making a total of 33 offices at December 31, 1996 located in Ohio, Michigan, Indiana and Florida.

Vision Management Services, Inc., a majority owned subsidiary, entered into management contracts in 1996 with physician practices in the midwestern states, specializing in vision care and refractive eye surgery.

The executive offices of the Company are located at One SeaGate, Toledo, Ohio 43604-2616. Its telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

Long Term Care Services

The Company generally provides comprehensive long term care service to patients in all of its centers. These services include three basic types of care.

        Skilled Nursing Care. The Company operates 123 long term care centers which provide health care services emphasizing skilled nursing care. Registered nurses, licensed practical nurses and certified nursing assistants provide services prescribed by the patient's attending physician, including administration of medications and injections on a 24-hour basis. Licensed therapists provide physical, speech, occupational and respiratory therapy for patients recovering from strokes, heart attacks, orthopedic conditions or other illnesses, injuries or disabilities. In addition, the centers provide daily dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. Dentistry, podiatry, psychological counseling, laboratory, pharmacy and X-ray services are available.

        Assisted Living Services. Three of the Company's centers and 19 units in other HCR centers are dedicated to providing assisted living or personal care services. These services, which are less intensive than the Company's skilled nursing care, assist patients with the general activities of daily living such as dressing, bathing and meal preparation.

        Residential or Retirement Care. Two of the Company's centers are dedicated to providing residential services to residents with greater independence and less demanding health needs than the patients in the Company's other centers. These retirement centers provide general supervision and a protected environment, including room, board and planned social activities.

Specialty Medical Services

In certain centers specialized nursing or rehabilitative care is provided for patients whose medical problems are more acute or require more sophisticated treatment. These specialty services include the following programs.

        Subacute Medical Care and Rehabilitation Programs. These programs are provided in specialized units with specially trained staff, appropriate equipment and increased involvement by physician specialists. Working closely with patients, families and insurers, interdisciplinary teams develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives to achieve a safe and successful discharge. Programs for medically complex patients cover post-coronary surgery care, oncology, intravenous pain management, peritoneal and hemo dialysis and complex wound care. Rehabilitation programs promote recovery from major surgery, stroke, amputation, joint replacement, head injury or general neurologic or orthopedic conditions.

        Alzheimer's Care Programs. Special care and programming are provided by trained staff in a growing number of HCR centers for persons who have Alzheimer's or related disorders. Education and support are also provided to families of these patients.

Health Care Services

HCR provides rehabilitation therapy in its centers, skilled centers of others, hospitals and 56 outpatient clinics. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices. HCR entered into long-term agreements that provide capital and management services to physician practices, specializing in vision care and refractive eye surgery. HCR owns 50% of a partnership, Heartland Healthcare Services, which provides high quality pharmaceutical products to long term care centers and institutional pharmacies.

Labor

Labor costs account for approximately 62% of the Company's operating expenses and the Company competes with other health care providers for the services of nurses and other professional and nonprofessional health care workers. In the past, the health care industry has periodically experienced shortages of nurses. Although the Company does not currently have a staffing shortage nor does it foresee one given structural changes in the supply and demand for nurses, a shortage of nurses or other health care workers in the geographic areas in which the Company operates could adversely affect the ability of the Company to attract and retain qualified personnel and could increase its operating costs.

Customers

There are no individual customers or related group of customers which account for a significant portion of the Company's revenue. The loss of a single customer or group of related customers would not have a material adverse effect.

Certain classes of patients rely on a common source of funds for payment of the cost of their care. The following table reflects the allocation of such revenue sources among Medicare, Medicaid and private pay and other sources for the last three years.


                                    1996             1995            1994
                                    ----             ----            ----
         Medicaid                   32.5%            33.6%           38.1%
         Medicare                   27.4%            28.2%           24.1%
         Private pay & other        40.1%            38.2%           37.8%
                                   ------           ------          ------
                                   100.0%           100.0%          100.0%
                                   ======           ======          ======

Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, such rates are largely determined by market forces and costs.

The government reimbursement programs such as Medicare and Medicaid prescribe, by regulation, the billing methods and amounts which may be charged and reimbursed for the care of patients covered by such programs. The Medicare program is generally a cost-based reimbursement program. The Medicaid programs differ from state to state and generally reimburse the Company under prospective rate methodologies. There have been, and the Company expects there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for health care services. The Company is unable to predict whether any such proposals will be adopted or, if adopted, what effect they might have on the Company.

Regulation and Licenses

The federal government and all states in which the Company operates regulate, license or certify various aspects of the Company's business. Long term care centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various requirements such as resident rights, admission, discharge and transfer rights, quality of life, quality of care, nursing, dietary, rehabilitation, dental and pharmacy services, administration, physical environment, infection control, resident assessment and resident behavior and facility practices. These reviews and inspections may affect either the license to operate a long term care facility or the eligibility to participate in the Medicare and Medicaid programs. The failure to maintain or renew any required regulatory licenses or certifications could prevent the Company from offering its existing services at the non-complying facility.

In general, state licenses are renewable annually. At December 31, 1996, the Company had valid licenses at all centers where such licenses were necessary for continued operation and the Company expects that pending license renewals will be favorably completed. It is possible that, as a result of alleged deficiencies observed during an inspection or review, the license at a center could be placed on a provisional or conditional status or the Medicaid or Medicare certification could be subject to termination unless a resurvey determines that the alleged deficiencies were corrected or substantial progress toward correction was achieved. At December 31, 1996, the Company had three centers operating under a provisional or conditional license and has subsequently demonstrated acceptable compliance with the regulations. No centers were under notice of intent to decertify under the federal Medicare program or the Medicaid program of any state. As of December 31, 1996, the Company had 112 Medicaid certified facilities and 123 Medicare certified facilities.

Changes in federal regulations from the Omnibus Budget Reconciliation Act of 1987 became effective July 1, 1995. These federal regulations affect the survey process for nursing facilities and the authority of state survey agencies and the Health Care Financing Administration to impose sanctions on facilities based upon noncompliance with requirements for participation in the Medicare and Medicaid programs. Sanctions can include temporary management, denial of payment for new admissions, denial of payment for all residents, civil fines of $50 to $10,000 per day of violation, closure of the facility, directed plans of correction and directed in-service training. The Company has adopted policies and procedures which are designated to facilitate the Company's compliance with the regulations, although, there can be no assurance that, in the future, the Company will not have sanctions imposed, including civil fines, for alleged violations of the requirements.

Government reimbursement programs such as Medicare and Medicaid are subject to statutory and regulatory changes, rate adjustments, administrative rulings and interpretations and processing delays by fiscal intermediaries, all of which could materially decrease the rate of payments to the Company for its services and supplies rendered to patients covered by such programs. In addition, under the retrospective reimbursement system used by the Medicare program and the Medicaid programs in certain states in which the Company operates, the Company receives interim payments during the year for patient care services based on each center's expected reimbursable cost. Based on the submission of year end cost reports, the amount of reimbursement can be adjusted in favor of the Company or the program.

Competitive Conditions

The long term care industry is highly fragmented and the Company competes primarily on a local and regional basis with many long term care providers, some of whom may own as few as a single nursing center. In addition the Company competes with alternative types of health care providers such as home health care, adult day care centers, and hospitals which convert underutilized acute care capacity to skilled nursing facilities. Although the Company has 128 centers in 16 states, competitive factors are dominated by local or regional characteristics.

The ability of the Company to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. In general, the Company seeks to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities and the provision of specialized health care.

Employees

As of December 31, 1996, the Company has approximately 20,000 full and part-time employees. Approximately 2,300 of the employees are salaried and the remainder are paid on an hourly basis. Approximately 2,300 of the employees are members of labor unions.

ITEM 2. PROPERTIES
------------------

The principal properties of the registrant and its subsidiaries, which are of material importance to the conduct of its business, consist of 128 long term care centers located in 16 states, 56 outpatient therapy clinics located in Ohio, New Jersey, Virginia, Kentucky and Florida, and 33 home health care offices located in Michigan, Ohio, Indiana and Florida. All of the outpatient clinics and home health care offices are leased.

While each long term care center is unique, the average center is approximately 40,000 square feet in size and provides 120 semi-private licensed beds. The centers are predominately single story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas include dining, therapy, personal care and activities rooms, resident and visitor lounges, as well as administrative offices and employee lounges. The Company believes that all of its centers have been well maintained and are suitable for the conduct of its business. For the year ended December 31, 1996, approximately 89% of the beds were utilized.

The following table shows the number and location of centers and beds operated by the Company as of December 31, 1996.


                                     Number of Centers
                                     -----------------
                                     Owned       Leased       Number of Beds
                                     -----       ------       --------------
         Ohio                          31(1)                       3,489
         Florida                       19           6              3,298
         Michigan                      21           2              2,924
         Texas                          8                          1,357
         Pennsylvania                   7(1)        1              1,127
         West Virginia                  7                            940
         Wisconsin                      5(1)                         826
         Illinois                       7                            624
         Maryland                       3                            519
         South Carolina                 4                            481
         Virginia                       2                            214
         Tennessee                      1                            211
         Kentucky                       1                            200
         Indiana                        1                            120
         New Jersey                     1                            106
         Missouri                       1                             98
                                      ---          ---            ------
                                      119           9             16,534
                                      ===          ===            ======


The Company subleases space for its corporate offices in Toledo, Ohio from Owens-Illinois, Inc.

    (1) Some or all of the property at five centers in these states is subject to liens which encumber the properties in an aggregate amount of approximately $1,923,000.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings other than litigation arising in the ordinary course of business for which the Company has insurance coverage. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

The Company's common stock is listed under the symbol "HCR" on the New York Stock Exchange which is the principal market on which the stock is traded.

The range of market prices by quarter in trading on the New York Stock Exchange for 1995 and 1996 is shown below. The prices are adjusted to reflect a 3-for-2 stock split effected in 1996 by the payment of a 50% stock dividend on June 5 to stockholders of record on May 21, 1996.


                                          Low              High
     1995                                 ---              ----
         First Quarter                   $18.2500         $21.8333
         Second Quarter                  $17.0833         $22.2500
         Third Quarter                   $16.7500         $22.8333
         Fourth Quarter                  $18.5000         $24.0833

     1996
         First Quarter                   $22.4167         $27.4167
         Second Quarter                  $23.2500         $26.6250
         Third Quarter                   $21.7500         $26.0000
         Fourth Quarter                  $23.8750         $29.2500

No cash dividends have been declared or paid on the common stock.

The number of stockholders of record on January 31, 1997 was 286. More than 98% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 199 brokerage firms, banks and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 15,000 unidentified beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


FIVE-YEAR FINANCIAL HISTORY                      1996           1995             1994           1993             1992
                                                 ----           ----             ----           ----             ----
                                                         (In thousands, except per share and other data)
Results of Operations
---------------------
Revenues                                       $782,023        $713,469        $615,103        $559,344        $497,144
Expenses:
  Operating                                     625,331         575,462         492,990         450,720         400,778
  General and administrative                     32,182          30,440          29,897          27,747          25,527
  Depreciation and amortization                  30,677          25,973          21,283          18,567          15,665
                                              ---------       ---------       ---------       ---------       ---------
                                                688,190         631,875         544,170         497,034         441,970
                                              ---------       ---------       ---------       ---------       ---------
Income from operations                           93,833          81,594          70,933          62,310          55,174
Interest expense, net                           (10,415)         (9,835)         (8,662)         (9,490)        (12,721)
Equity in earnings of partnership                 1,500             531
                                              ---------       ---------       ---------       ---------       ---------
Income before taxes and cumulative effect        84,918          72,290          62,271          52,820          42,453
Income taxes                                     25,475          21,687          20,238          18,751          15,912
                                              ---------       ---------       ---------       ---------       ---------
Income before cumulative effect                  59,443          50,603          42,033          34,069          26,541
Cumulative effect as of December 31,
  1992 of change in the method of
  accounting for income taxes                                                                     1,430
                                              ---------       ---------       ---------       ---------       ---------
Net income                                      $59,443         $50,603         $42,033         $35,499         $26,541
                                              =========       =========       =========       =========       =========
Earnings per share - primary:
Income before cumulative effect                   $1.24           $1.03           $0.84           $0.68           $0.54
Cumulative effect of accounting change                                                             0.03
                                              ---------       ---------       ---------       ---------       ---------
Net income                                        $1.24           $1.03           $0.84           $0.71           $0.54
                                              =========       =========       =========       =========       =========
Earnings per share - fully diluted:
Income before cumulative effect                   $1.24           $1.03           $0.84           $0.68           $0.53
Cumulative effect of accounting change                                                             0.03
                                              ---------       ---------       ---------       ---------       ---------
Net income                                        $1.24           $1.03           $0.84           $0.71           $0.53
                                              =========       =========       =========       =========       =========
Cash provided by operating activities           $91,475         $59,519         $74,557         $60,668         $41,816

Financial Position
------------------
Total assets                                   $802,784        $729,191        $671,430        $635,994        $553,872
Working capital                                  22,539          14,391          20,154          11,411          14,959
Long-term debt                                  202,295         159,082         149,028         155,500         176,782
Stockholders' equity                            393,034         374,430         344,501         316,919         287,183

Financial Measurements (Unaudited)
----------------------------------
Income from operations as a percent
  of revenues                                      12.0%           11.4%           11.5%           11.1%           11.1%
Income before cumulative effect as a
  percent of revenues                               7.6             7.1             6.8             6.1             5.3
Net debt-to-capital ratio                          34.1            29.8            26.6            32.1            38.4

Other Data (Unaudited)
----------------------
Number of facilities                                128             127             129             124             124
Number of licensed beds                          16,534          16,366          16,605          15,942          15,983
Percentage of occupied beds                          89%             90%             91%             92%             91%
Number of employees                              20,000          18,500          16,500          16,000          16,500

All per share data have been adjusted to reflect the 3-for-2 stock split and 2-for-1 stock split effected in the form of a dividend in 1996 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

FINANCIAL CONDITION

DECEMBER 31, 1996 AND 1995

Health Care and Retirement Corporation (HCR or Company) paid $36,548,000 and $35,236,000 in 1996 and 1995, respectively, for the acquisition of various businesses, including home health care, rehabilitation therapy, and management services agreements for rehabilitation therapy, vision care and eye surgery. The acquisitions were accounted for under the purchase method of accounting and generated intangible assets of $34,100,000 and $32,225,000 in 1996 and 1995, respectively. Certain of these agreements contain a provision for additional consideration contingent upon the future financial results of the business. The maximum contingent consideration aggregates $38,110,000 including acquisitions subsequent to December 31, 1996 and will, if earned, be paid over the next six years and treated as additions to the purchase price of the businesses.

Property and equipment increased $55,719,000 as a result of renovations and capital improvements to existing facilities, the construction of a 165-bed facility in West Bloomfield, Michigan, that opened in December, 1996 and the partial construction of a 180-bed facility in Ann Arbor, Michigan, scheduled for completion in mid-1997.

There was no valuation allowance related to the deferred tax assets at December 31, 1996 and 1995, as the assets could be realized through the reversal of existing taxable temporary differences.

RESULTS OF OPERATIONS - OVERVIEW

HCR is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business relates to long term care, operating 128 centers in 16 states with more than half located in Ohio, Michigan and Florida.

The major factors influencing HCR's financial performance are acquisitions, consistently high occupancy rates in the Company's centers, continued improvement in the percentage of revenue from Medicare, private pay and insured patients, and an increase in the number of medical specialty units within HCR centers that provide subacute medical care, rehabilitation programs or Alzheimer's care programs. During 1996, HCR added 2 medical specialty units, bringing the total to 58 units with more than 1,800 beds at December 31, 1996, compared to 56 units with 1,700 beds and 50 units with 1,500 beds at December 31, 1995 and 1994, respectively.

Aside from the long term care business, HCR has expanded its rehabilitation operations, acquired home health care companies, formed alliances with physician practices and invested in a pharmacy partnership.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in long term care centers of HCR, skilled centers of others, hospitals and outpatient therapy clinics serving the midwest and mid-Atlantic states, Texas and Florida. This subsidiary expanded its operations by acquiring or opening 32 clinics in 1996, 16 clinics in 1995 and 5 clinics in 1994, making a total of 56 outpatient clinics at December 31, 1996.

HCR Home Health Care and Hospice, Inc., a wholly owned subsidiary, specializes in all levels of home health, hospice care and rehabilitation therapy with offices located in Ohio, Michigan, Indiana and Florida. This subsidiary acquired 2 offices in 1996 and 31 offices in 1995, making a total of 33 offices at December 31, 1996.

Vision Management Services, Inc., a majority owned subsidiary, and RVA Management Services, Inc., a wholly owned subsidiary, entered into long-term management contracts in 1996 and 1995 with physician practices in the midwestern states, specializing in vision care and refractive eye surgery.

In February, 1994, HCR formed a partnership with Omnicare, Inc., a leading provider of institutional pharmacy services. Each of the companies has a 50% share in the partnership, Heartland Healthcare Services, which provides high quality pharmaceutical products on a cost effective basis to long term care centers and institutional pharmacies. Heartland Healthcare Services commenced operations in August, 1994. HCR accounts for the partnership under the equity method of accounting.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenue increased $68,554,000 or 10% from the prior year. Of the increase, 59% related to the acquisition of various businesses in 1995 and 1996. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitative services for more acutely ill patients. The occupancy levels were 90% in 1995 and 89% in 1996. The mix of revenue from Medicare, private pay and insured patients increased from 66% in 1995 to 68% in 1996, primarily due to the growth in revenue from rehabilitation services.

Operating expenses increased $49,869,000 or 9%. Of the increase, 70% related to the acquisition of various businesses in 1995 and 1996. The remaining increases were related to labor costs and general increases in other expenses. Labor costs, excluding those related to the acquisitions, represented 28% of the increase due to the average wage rate increases as well as growth in the staffing levels related to medical specialty units, rehabilitative services and home health care.

General and administrative expense, which approximated 4% of revenue in 1995 and 1996, increased $1,742,000 from the prior year. The increase in depreciation of $4,155,000 related to the capital expenditures during 1995 and 1996 for renovations, capital improvements and medical specialty units. Amortization increased $549,000 due to the intangible assets generated from the various acquisitions in 1995 and 1996. The increase in interest expense of $1,139,000 was attributable to higher debt levels. The equity in earnings of the partnership increased as a result of internal expansion and an acquisition in 1996.

HCR does not believe that inflation has had a material impact on the results of operations.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenue increased $98,366,000 or 16% from the prior year. Of the increase, 44% related to mix changes and improved per diem rates, and the remaining increase was due to the acquisition and expansion of various businesses. The improved per diem rates resulted from more specialized care, such as subacute medical care and rehabilitative services for more acutely ill patients. The occupancy levels were 91% in 1994 and 90% in 1995. The mix of revenue from Medicare, private pay and insured patients increased from 62% in 1994 to 66% in 1995, primarily due to the growth in revenue from home health care, rehabilitative services and medical specialty units. During 1995, HCR added 6 medical specialty units, bringing the total to 56 with over 1,700 beds.

Operating expenses increased $82,472,000 or 17%. Of the increase, 45% related to labor costs, ancillary costs and general increases in other expenses. The remaining increases were attributable to the acquisition and expansion of various businesses. Labor costs, excluding those related to the acquisitions, represented 28% of the increase due to the average wage rate increases, as well as growth in the staffing levels as a result of the higher acuity patients in the medical specialty units. Ancillary services, excluding internal labor costs, accounted for 12% of the increase, which include various types of therapies, medical supplies and prescription drugs.

As a result of lower interest rates at year end, HCR decreased the interest rate used to discount the obligation under its defined benefit pension plan from 8.5% to 7.5% at December 31, 1995. This change did not have a material impact on 1996 pension expense due to the freezing of all future pension benefits in 1994.

General and administrative expense remained constant as compared to last year, as a result of the Company controlling its support costs. The increase in depreciation of $2,989,000 related to the capital expenditures during 1994 and 1995 for renovations, capital improvements and medical specialty units. Amortization increased $1,701,000 which was primarily due to the intangible assets generated from the various acquisitions in 1995. The increase in interest expense of $1,516,000 was attributable to higher debt levels and higher average interest rates. HCR accounts for its 50% ownership of the pharmacy partnership under the equity method. The partnership commenced operations in August, 1994 and its 1994 earnings were not material.

The effective tax rate decreased from 32.5% in 1994 to 30.0% in 1995. The decrease was primarily attributable to the increase in the cash surrender values for employee insurance policies owned by HCR that were not taxable and a decrease in the effective state income tax rate. These decreases were partially offset by the elimination of the targeted jobs tax credit.

HCR does not believe that inflation has had a material impact on the results of operations.

CAPITAL RESOURCES AND LIQUIDITY

During 1996, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowing under a bank credit agreement. HCR used the cash principally for capital expenditures, acquisition of businesses and purchase of HCR's common stock. At December 31, 1996, the Company maintained $2,389,000 in cash and cash equivalents.

Cash used in investing activities amounted to $92,394,000 in 1996. Expenditures for property and equipment consisted of $35,368,000 for renovations, capital improvements and development of medical specialty units, and $16,533,000 for the construction of new facilities and a clinic. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior years' acquisitions for a total of $36,548,000 in 1996.

Net cash used in financing activities amounted to $4,434,000. During 1996, HCR purchased 1,939,400 shares of its common stock at a cost of $47,511,000. As of December 31, 1996, a total of 5,125,550 HCR shares have been purchased. As of February, 1997, management has the authority to purchase up to 8,000,000 HCR shares through December 31, 1998. An additional $1,896,000 was used to repay long-term debt and capitalized lease obligations. The use of cash was partially offset by a $42,400,000 increase in debt under a bank credit agreement and $2,573,000 from the exercise of stock options.

During 1996, HCR's credit agreement was extended for another year in accordance with a provision under which HCR may annually request an extension of the commitment and, if the lenders agree, the maturity of the agreement will be extended for an additional year. At December 31, 1996, the credit agreement permitted HCR to borrow up to $225,000,000 through August 2, 2001. HCR had borrowed $192,400,000 and issued letters of credit totalling $12,689,000, which left a remaining unused borrowing capacity of $19,911,000. The letters of credit benefit certain third party insurers and relate to recorded liabilities. HCR had obligations under noncancellable operating leases totalling $32,493,000 at December 31, 1996.

Effective January 24, 1997, the loan commitment under the credit agreement was increased to $325,000,000. Significant uses of cash during January, 1997 totalled $68,000,000 which included the purchase of HCR common stock, capital expenditures for renovations and the construction of a new facility in Ann Arbor, Michigan, and two acquisitions including MileStone Healthcare, Inc. At January 31, 1997, HCR had a remaining unused borrowing capacity of $57,811,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP Independent Auditors                           15
Consolidated Balance Sheets                                                16
Consolidated Statements of Income                                          17
Consolidated Statements of Cash Flows                                      18
Consolidated Statements of Stockholders' Equity                            19
Notes to Consolidated Financial Statements                                 20
Supplementary Data (Unaudited) - Summary of Quarterly Results              33

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS






The Board of Directors and Stockholders
Health Care and Retirement Corporation

We have audited the accompanying consolidated balance sheets of Health Care and Retirement Corporation and subsidiaries (HCR) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCR and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


Toledo, Ohio
January 27, 1997

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31
                                                                                        -----------
                                                                                  1996             1995
                                                                                  ----             ----
                                                                             (In thousands, except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  2,389          $  7,742
  Receivables, less allowances for
   doubtful accounts of $13,335 and $11,485                                      114,777            95,956
  Prepaid expenses                                                                10,023             9,862
  Deferred income taxes                                                           19,801            20,096
                                                                                --------          --------
Total current assets                                                             146,990           133,656

Net property and equipment                                                       533,457           505,167
Intangible assets, net of amortization of $7,602 and $4,863:
  Goodwill                                                                        43,664            25,862
  Other                                                                           32,472            18,912
Other assets                                                                      46,201            45,594
                                                                                --------          --------
Total assets                                                                    $802,784          $729,191
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 32,218          $ 33,330
  Employee compensation and benefits                                              34,425            29,393
  Accrued insurance liabilities                                                   23,943            24,797
  Other accrued liabilities                                                       32,448            30,470
  Long-term debt due within one year                                               1,417             1,275
                                                                                --------          --------
Total current liabilities                                                        124,451           119,265

Long-term debt                                                                   202,295           159,082
Deferred income taxes                                                             66,798            63,825
Other liabilities                                                                 16,206            12,589

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   48,860,406 shares issued                                                          489               326
  Capital in excess of par value                                                 268,036           264,156
  Retained earnings                                                              210,306           154,533
                                                                                --------          --------
                                                                                 478,831           419,015
  Less treasury stock, at cost (3,999,541 and 2,431,080 shares)                  (85,797)          (44,585)
                                                                                --------          --------
Total stockholders' equity                                                       393,034           374,430
                                                                                --------          --------
Total liabilities and stockholders' equity                                      $802,784          $729,191
                                                                                ========          ========

                            See accompanying notes.

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         Year ended December 31
                                                                         ----------------------
                                                                1996              1995             1994
                                                                ----              ----             ----
                                                                (In thousands, except per share amounts)

Revenues                                                       $782,023         $713,469          $615,103

Expenses:
  Operating                                                     625,331          575,462           492,990
  General and administrative                                     32,182           30,440            29,897
  Depreciation and amortization                                  30,677           25,973            21,283
                                                               --------         --------          --------
                                                                688,190          631,875           544,170
                                                                -------          -------           -------

Income from operations                                           93,833           81,594            70,933
Interest expense                                                (11,798)         (10,659)           (9,143)
Interest income                                                   1,383              824               481
Equity in earnings of partnership                                 1,500              531
                                                               --------         --------          --------

Income before income taxes                                       84,918           72,290            62,271
Income taxes                                                     25,475           21,687            20,238
                                                               --------         --------          --------

Net income                                                     $ 59,443         $ 50,603          $ 42,033
                                                               ========         ========          ========

Earnings per share - primary and fully diluted                 $   1.24         $   1.03          $    .84
                                                               ========         ========          ========

Weighted average common and common
  equivalent shares outstanding:
  Primary                                                        47,835           48,963            50,061
  Fully diluted                                                  47,985           49,127            50,236


                            See accompanying notes.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year ended December 31
                                                                         ----------------------
                                                                1996              1995             1994
                                                                ----              ----             ----
                                                                             (In thousands)
OPERATING ACTIVITIES
Net income                                                      $59,443          $50,603           $42,033
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  32,020           27,630            23,153
  Provision for bad debts                                         8,073            5,288             6,467
  Deferred income taxes                                           2,750            4,391             1,267
  Equity in earnings of partnership                              (1,500)            (531)
  Gain from sale of property and equipment                                        (1,538)
  Changes in assets and liabilities,
    excluding businesses acquired:
    Receivables                                                 (21,835)         (17,307)           (6,491)
    Prepaid expenses and other assets                             4,110          (18,137)           (6,622)
    Accounts payable                                             (1,683)          (1,013)            4,386
    Employee compensation and benefits                            4,227            2,800             3,677
    Accrued insurance and other liabilities                       5,870            7,333             6,687
                                                                -------            -----           -------
Total adjustments                                                32,032            8,916            32,524
                                                                 ------            -----            ------

Net cash provided by operating activities                        91,475           59,519            74,557

INVESTING ACTIVITIES
Purchases and construction of property
  and equipment                                                 (51,901)         (33,877)          (26,234)
Proceeds from sale of property and equipment                                       5,486               953
Cash paid to acquire businesses                                 (36,548)         (35,236)           (7,300)
Investment in partnership                                        (3,945)          (1,975)           (2,475)
                                                                -------          -------           -------
Net cash used in investing activities                           (92,394)         (65,602)          (35,056)
                                                                -------          -------           -------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                       42,400           14,000             1,000
Principal payments of long-term debt                             (1,896)          (4,950)           (5,040)
Proceeds from exercise of stock options                           2,573            3,084             1,002
Purchase of common stock for treasury                           (47,511)         (28,161)          (17,892)
                                                                -------          -------           -------
Net cash used in financing activities                            (4,434)         (16,027)          (20,930)
                                                               --------         --------           -------

Net increase (decrease) in cash                                  (5,353)         (22,110)           18,571
Cash and cash equivalents at beginning of year                    7,742           29,852            11,281
                                                                -------          -------           -------
Cash and cash equivalents at end of year                        $ 2,389          $ 7,742           $29,852
                                                                =======          =======           =======

                           See accompanying notes.

                     HEALTH CARE AND RETIREMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Capital                                    Total
                                                               in Excess                                  Stock-
                                                    Common      of Par        Retained     Treasury       holders
                                                     Stock       Value        Earnings       Stock        Equity
                                                     -----       -----        --------       -----        ------
                                                                    (In thousands, except share data)
Balance at January 1, 1994                            $326       $257,647      $66,011      $(7,065)       $316,919

     Vesting of restricted stock                                    1,012                                     1,012
     Purchase of treasury stock
       (1,036,200 shares)                                                                   (17,892)        (17,892)
     Shares issued for employee benefit
       plans (182,198 shares for exercise
       of stock options and 9,858 shares
       for 401(k) plan issued from
       treasury shares)                                                           (778)       2,003           1,225
     Tax benefit from restricted stock
       and exercise of stock options                                1,204                                     1,204
     Net income                                                                 42,033                       42,033
                                                     -----       --------      -------     --------        --------
Balance at December 31, 1994                           326        259,863      107,266      (22,954)        344,501

     Vesting of restricted stock                                    1,012                                     1,012
     Purchase of treasury stock
       (1,483,500 shares)                                                                   (28,161)        (28,161)
     Exercise of stock options (522,675
       shares issued from treasury shares)                                      (3,336)       6,530           3,194
     Tax benefit from restricted stock
       and exercise of stock options                                3,281                                     3,281
     Net income                                                                 50,603                       50,603
                                                     -----       --------      -------     --------        --------
Balance at December 31, 1995                           326        264,156      154,533      (44,585)        374,430

     Vesting of restricted stock                                    1,012                                     1,012
     Purchase of treasury stock
       (1,939,400 shares)                                                                   (47,511)        (47,511)
     Exercise of stock options (370,939
       shares issued from treasury shares)                                      (3,670)       6,299           2,629
     Tax benefit from restricted stock
       and exercise of stock options                                3,031                                     3,031
     Effect of 50% stock distribution                  163           (163)
     Net income                                                                 59,443                       59,443
                                                     -----       --------     --------     --------        --------
Balance at December 31, 1996                          $489       $268,036     $210,306     $(85,797)       $393,034
                                                      ====       ========     ========     ========        ========

                            See accompanying notes.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES

NATURE OF OPERATIONS
Health Care and Retirement Corporation (HCR or Company) is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business relates to long term care, operating 128 centers in 16 states with more than half located in Ohio, Michigan and Florida. Within HCR's centers, there are 58 medical specialty units which provide subacute medical care, rehabilitation programs or Alzheimer's care programs. HCR provides rehabilitation therapy in its centers, other skilled centers and 56 outpatient therapy clinics serving the midwest and mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices located in Ohio, Michigan, Indiana and Florida. HCR owns 50% of a pharmacy partnership that provides pharmaceutical products to long term care centers and pharmacies. HCR has entered into long-term agreements that provide capital and management services to physician practices in the midwestern states, specializing in vision care and refractive eye surgery.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of HCR and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. HCR's 50% ownership investment in a pharmacy partnership is recorded under the equity method. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split, effected in the form of a 50% stock dividend, paid on June 5, 1996 to stockholders of record on May 21, 1996.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS
Investments with a maturity of three months or less when purchased are considered cash equivalents for purposes of the statements of cash flows.

RECEIVABLES AND REVENUES
Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by management to be the net realizable value.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 5 to 10 years for equipment and furnishings and 20 to 40 years for buildings and improvements.

INTANGIBLE ASSETS
Goodwill and other intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from 5 to 15 years for noncompete agreements, 40 years for management contracts which represent the related term of the contracts and 40 years for goodwill. Deferred financing costs are amortized to interest expense over the life of the related borrowings, using the interest method.

IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. HCR considers external factors relating to each asset, including contract changes, local market developments, national health care trends and other publicly available information. If these external factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be analyzed and adjusted accordingly. As of December 31, 1996, HCR does not believe there is any indication that the carrying value or the amortization period of its assets needs to be adjusted.

INVESTMENT IN LIFE INSURANCE
Investment in corporate owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, which includes premiums and interest on cash surrender borrowings, net of all increases in cash surrender values, is included in operating expenses.

INCOME TAXES
HCR accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." HCR and its subsidiaries file a consolidated federal income tax return.

TREASURY STOCK
HCR records the purchase of its common stock for treasury at cost. Differences between the proceeds for reissuance of treasury stock and the cost of the treasury stock, based on the first- in, first-out method, are charged to retained earnings.

STOCK BASED COMPENSATION
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. HCR accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options.

EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable upon exercise of HCR's nonqualified stock options (calculated on the treasury stock method).

RECLASSIFICATIONS
Certain reclassifications affecting goodwill and other intangible assets have been made in the 1995 financial statements to conform with the 1996 presentation.

2.  ACQUISITIONS

HCR paid $36,548,000, $35,236,000 and $7,300,000 in 1996, 1995 and 1994,
respectively, for the acquisition of various businesses, including home health care, rehabilitation therapy, and management services agreements for rehabilitation therapy, vision care and eye surgery. The acquisitions were accounted for under the purchase method of accounting and generated intangible assets of $34,100,000, $32,225,000 and $5,500,000 in 1996, 1995 and 1994,
respectively. Certain of these agreements contain a provision for additional consideration contingent upon the future financial results of the business. The maximum contingent consideration aggregates $38,110,000 including acquisitions subsequent to December 31, 1996 and will, if earned, be paid over the next six years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses are included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in 1996 and 1995.

3.  REVENUES

HCR receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totalled $469,000,000, $437,000,000 and $371,000,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Medicare and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements. Net third party settlements receivable amounted to $11,381,000 and $12,318,000 at December 31, 1996 and 1995, respectively. There were no non-governmental receivables which represented amounts in excess of 10% of total receivables at December 31, 1996 and 1995.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                1996              1995
                                                                ----              ----
                                                                   (In thousands)

Land and improvements                                          $ 63,154         $ 60,199
Buildings and improvements                                      450,496          422,541
Equipment and furnishings                                       111,124           93,394
Construction in progress                                         15,445            8,366
                                                               --------         --------
                                                                640,219          584,500
Less accumulated depreciation                                   106,762           79,333
                                                               --------         --------
Net property and equipment                                     $533,457         $505,167
                                                               ========         ========

Depreciation expense amounted to $27,462,000, $23,307,000 and $20,317,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                1996              1995
                                                                ----              ----
                                                                    (In thousands)
Debt under the Credit Agreement                                $192,400         $150,000
Real estate mortgage and installment notes                        2,046            2,350
Industrial development revenue bonds                              3,290            3,495
Capital lease obligations (see Note 6)                            5,976            4,512
                                                               --------         --------
                                                                203,712          160,357
Less amounts due within one year                                  1,417            1,275
                                                               --------         --------
                                                               $202,295         $159,082
                                                               ========         ========


At December 31, 1996, HCR had an unsecured credit agreement with a group of banks (the Credit Agreement) which provided for an extendible $225,000,000 revolving loan commitment that matures on August 2, 2001. The loan commitment was increased to $325,000,000 effective January 24, 1997. The Credit Agreement includes a provision under which HCR may annually request an extension of the commitment and, if the lenders agree, the maturity of the agreement will be extended for an additional year. The amount available for additional direct borrowing and letters of credit was $19,911,000 at December 31, 1996.

Effective August 2, 1995, loans under the Credit Agreement bear interest at variable rates which reflect, at the election of the Company, either the agent bank's base lending rate, an increment of .225% to .55% over Eurodollar indices depending on the quarterly performance of a key ratio, or rates offered by any of the participating banks under bid procedures. The average interest rate on loans under the Credit Agreement was 5.94% and 6.09% at December 31, 1996 and 1995, respectively. A commitment fee is charged on unused credit availability ranging from an annual rate of .08% to .20% depending on the quarterly performance of a key ratio.

The Credit Agreement contains various covenants, restrictions and events of default. Among other things, these provisions require HCR to maintain certain financial ratios and restrict its ability to incur indebtedness, create liens or dispose of assets in excess of specified levels.

The real estate mortgage notes and certain industrial development revenue bonds are collateralized by real estate. The installment notes, amounting to $1,347,000, are unsecured. Amounts under these facilities are payable monthly at varying interest rates from 9.75% to 13.5%. Maturities range from 1997 to 2008.

Long-term debt maturities for the five years subsequent to December 31, 1996 are as follows: 1997 - $1,417,000; 1998 - $2,119,000; 1999 - $1,003,000; 2000 -
$963,000 and 2001 - $192,991,000.

Capitalized interest costs amounted to $655,000, $257,000 and $292,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In 1994, an industrial development revenue bond obligation of $2,970,000 was liquidated by offsetting a related receivable.

Interest paid amounted to $10,496,000, $9,794,000 and $7,603,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  LEASES

HCR leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the capital leases, primarily facility leases, contain purchase options. Based upon management's intent, the accompanying balance sheet and following schedule have been prepared assuming such options will be exercised. The cost and accumulated amortization of property and equipment under capital leases were:


                                            1996              1995
                                            ----              ----
                                                (In thousands)
Land and improvements                       $ 1,426          $   184
Buildings and improvements                   18,975            8,531
Equipment and furnishings                     3,016              724
                                            -------          -------
                                             23,417            9,439
Less accumulated amortization                 1,480            1,190
                                            -------          -------
                                            $21,937          $ 8,249
                                            =======          =======

Payments under noncancellable operating leases, minimum lease payments (including purchase options when expected to be exercised) and the present value of net minimum lease payments under capital leases as of December 31, 1996 are as follows:


                                                Operating           Capital
                                                  Leases            Leases
                                                ---------           -------
                                                       (In thousands)

1997                                              $ 6,716           $  927
1998                                                5,703            1,615
1999                                                5,058              459
2000                                                4,256              457
2001                                                3,629              461
Later years                                         7,131           12,005
                                                  -------          -------
Total minimum lease payments                      $32,493           15,924
                                                  =======

Less amount representing interest                                    9,948
                                                                   -------
Present value of net minimum
   lease payments (included in
   long-term debt - see Note 5)                                    $ 5,976
                                                                   =======

Rental expense was $9,361,000, $7,704,000 and $5,776,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.  INCOME TAXES

The provision for income taxes consists of the following:


                                1996              1995             1994
                                ----              ----             ----
                                              (In thousands)
Current:
   Federal                      $21,025          $15,809           $16,245
   State and local                1,700            1,487             2,726
                                -------          -------           -------
                                 22,725           17,296            18,971

Deferred:
   Federal                        2,327            3,715             1,072
   State and local                  423              676               195
                                -------          -------           -------
                                  2,750            4,391             1,267
                                -------          -------           -------
                                $25,475          $21,687           $20,238
                                =======          =======           =======

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes is as follows:


                                               1996              1995             1994
                                               ----              ----             ----
                                                            (In thousands)
Income taxes computed at statutory rate        $29,721          $25,302           $21,795
Differences resulting from:
  State and local income taxes                   1,380            1,406             1,899
  Corporate owned life insurance                (5,620)          (5,329)           (2,373)
  Jobs tax credits                                                 (284)           (1,206)
  Other                                             (6)             592               123
                                               -------          -------           -------
Provision for income taxes                     $25,475          $21,687           $20,238
                                               =======          =======           =======

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of HCR's federal and state deferred tax assets and liabilities are as follows:


                                                     1996              1995
                                                     ----              ----
                                                         (In thousands)
Net current deferred tax assets:
   Accrued insurance reserves                        $ 9,214          $ 9,554
   Allowances for receivables and settlements          6,710            6,859
   Employee compensation and benefits                  5,066            4,603
   Other                                              (1,189)            (920)
                                                     -------          -------
                                                     $19,801          $20,096
                                                     =======          =======

Net noncurrent deferred tax liabilities:
   Fixed asset bases and depreciation differences    $66,008          $61,785
   Pension receivable                                  5,388            4,809
   Deferred compensation                              (3,312)          (2,083)
   Noncompete agreements                              (1,404)          (1,404)
   Life insurance                                     (1,184)            (706)
   Other                                               1,302            1,424
                                                     -------          -------
                                                     $66,798          $63,825
                                                     =======          =======

Income taxes payable amounted to $19,601,000 and $18,286,000 at December 31, 1996 and 1995, respectively. Income taxes paid amounted to $18,380,000, $13,623,000 and $15,857,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

8.  STOCK PLANS

HCR has stock option plans for key employees and for outside directors which authorizes the grant of options for up to 8,199,000 and 300,000 shares, respectively. There were 2,297,634 and 2,626,784 shares available for future grant at December 31, 1996 and 1995, respectively. Generally, the exercise price of each option equals the market price of HCR's stock on the date of grant and an option's maximum term is ten years. The options for key employees vest at the end of three years and the options for outside directors vest immediately.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), HCR has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and accordingly, did not recognize compensation expense for options granted in 1996 and 1995. If HCR had accounted for its 1996 and 1995 options under the fair value method of FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                        1996            1995
                                                        ----            ----
Net income - as reported                               $59,443         $50,603
Net income - pro forma                                 $58,558         $50,373

Earnings per share - as reported:
 Primary and fully diluted                               $1.24           $1.03
Earnings per share - pro forma:
 Primary                                                 $1.23           $1.03
 Fully diluted                                           $1.22           $1.03

The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants prior to 1995. The pro forma effect will not be fully reflected until 1998.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% in both years; expected volatility of 20% in both years; risk-free interest rates of 5.95% and 5.78%; and expected lives of 5.9 and 5.7 years. The weighted average fair value of options granted is $9.45 per share in 1996 and $7.10 per share in 1995. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since HCR's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Information regarding these option plans for 1994, 1995 and 1996 is as follows:


                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                              Shares                 Price
                                              ------                --------
Options outstanding at
 January 1, 1994                            5,010,579                $6.50
Options granted                               498,750               $18.05
Options forfeited                            (156,975)               $7.94
Options exercised                            (182,198)               $5.50
                                            ---------
Options outstanding at
 December 31, 1994                          5,170,156                $7.60
Options granted                               491,700               $21.31
Options forfeited                            (111,187)              $11.49
Options exercised                            (522,675)               $5.90
                                            ---------
Options outstanding at
 December 31, 1995                          5,027,994                $9.03
Options granted                               406,550               $27.40
Options forfeited                             (77,400)              $16.34
Options exercised                            (370,939)               $6.94
                                            ---------
Options outstanding at
 December 31, 1996                          4,986,205               $10.57
                                            =========

Options exercisable at
 December 31, 1994                          2,273,208                $5.82
 December 31, 1995                          3,098,807                $6.42
 December 31, 1996                          3,781,167                $6.86

The following tables summarize information about options outstanding and options exercisable at December 31, 1996:

                               Options Outstanding
                               -------------------

                                                     Weighted
                                       Weighted      Average
Range of                               Average       Remaining
Exercise                  Number       Exercise      Contractual
Prices                  Outstanding      Price         Life
--------                -----------    --------      -----------
$ 5 - $10               3,280,917         $5.85        5.0
$10 - $20                 872,588        $15.15        7.4
$20 - $28                 832,700        $24.38        9.4
                        ---------
                        4,986,205        $10.57        6.1
                        =========


                               Options Exercisable
                               -------------------

                                             Weighted
Range of                                      Average
Exercise                       Number        Exercise
 Prices                      Exercisable       Price
--------                     -----------     --------
$ 5 - $10                     3,280,917         $5.85
$10 - $20                       464,250        $12.73
$20 - $28                        36,000        $23.75
                              ---------
                              3,781,167         $6.86
                              =========

In 1991, HCR also adopted a restricted stock plan under which 892,866 shares of HCR's common stock have been awarded to its executive officers. In general, shares of restricted stock become unrestricted shares in accordance with a five-year vesting schedule beginning on the first anniversary of the date of grant. At December 31, 1996 all such shares have vested.

Compensation expense related to the restricted stock and stock options granted in October, 1991 was $1,010,000, $1,221,000 and $1,226,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

9.  EMPLOYEE BENEFIT PLANS

HCR has a qualified, defined benefit pension plan (Pension Plan) with benefits based on compensation and length of service. The Pension Plan covered substantially all full-time employees as of December 31, 1994. In order to maintain the qualified status of the Pension Plan, HCR amended the Pension Plan to exclude participation by corporate officers for service after December 31, 1992. Also, HCR amended the Pension Plan on August 10, 1994 and November 18, 1994 which resulted in the freezing of all future benefits under the plan as of August 31, 1994 for highly compensated employees and as of December 31, 1994 for all other employees, respectively. As a result, HCR recognized the excess of the projected benefit obligation over the accumulated benefit obligation, the unrecognized prior service cost and the unrecognized net loss, all of which totalled $2,075,000 and was included as a reduction of 1994 pension expense. In conjunction with the curtailment of the Pension Plan, HCR accrued transition payments of $1,339,000 which were contributed in early 1995 to the 401(k) and allocated $320,000 to the Senior Management Savings Plan.

The funded status of the Pension Plan is as follows:


                                                                1996              1995
                                                                ----              ----
                                                                    (In thousands)
Actuarial present value of benefit obligations:
         Vested                                                $ 18,216         $ 16,854
         Nonvested                                                2,517            3,600
                                                                -------         --------
Accumulated benefit obligation                                  $20,733         $ 20,454
                                                                =======         ========

Projected benefit obligation                                    $20,733         $ 20,454
Plan assets at fair value                                        33,295           31,775
                                                               --------         --------
Plan assets in excess of
   projected benefit obligation                                 (12,562)         (11,321)
Unrecognized net loss                                            (1,254)          (1,020)
                                                               --------         --------
Prepaid pension cost at end of year                            $(13,816)        $(12,341)
                                                               ========         ========

The components of the net pension income for the Pension Plan are as follows:


                                                                 1996              1995              1994
                                                                 ----              ----              ----
                                                                              (In thousands)
Service cost - benefits earned during the period                                                   $ 2,367
Interest cost on projected benefit obligation                   $ 1,507           $1,381             1,558
Actual return on plan assets                                     (4,146)          (6,776)              452
Net amortization and deferral                                     1,165            3,998            (3,235)
Curtailment gain                                                                                    (2,075)
                                                                -------          -------           -------
Net pension income                                              $(1,474)         $(1,397)          $  (933)
                                                                =======          =======           =======

The actuarial present value of benefit obligations is based on a discount rate of 7.5% at December 31, 1996 and 1995. The freezing of future pension benefits during 1994 eliminated any future salary increases from the computation effective December 31, 1994. The expected long-term rate of return on assets is 10% for 1996 and 1995. Plan assets include commingled funds with investments in marketable equity securities, international equity securities and government and corporate debt securities.

Effective October 1, 1992, HCR adopted a Senior Executive Retirement Plan (SERP) which is a non-qualified plan designed to provide pension benefits and life insurance for corporate officers (16 employees). Pension benefits are based on compensation and length of service. The SERP is funded from life insurance policies that are owned by the corporate officers who have assigned the corporate interest (HCR's share of premiums paid) in the policy to HCR. HCR's share of the cash surrender value of the policies was $11,879,000 and $7,220,000 at December 31, 1996 and 1995, respectively, and was included in other assets. The accrued and unfunded liability was $2,697,000 and $1,810,000 at December 31, 1996 and 1995, respectively, and was included in other long-term liabilities.

HCR maintains a savings program qualified under Section 401(k) of the Internal Revenue Code (401(k)) which allows an eligible employee the opportunity to invest in the 401(k)'s various investment funds. In order to maintain the qualified status of the 401(k), it was amended to exclude highly compensated employees after December 31, 1992. In conjunction with this amendment, HCR adopted the Senior Management Savings Plan (SMSP) which is a non-qualified, unfunded deferred compensation program designed to provide essentially the same benefits as the 401(k).

HCR contributes an amount equal to one-half of the participant's 401(k) contributions up to a maximum matching contribution of 2% or 3% of the participant's base salary depending on the participant's date of employment. Company matching contributions to the 401(k) amounted to $1,172,000, $898,000 and $338,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in matching contributions was due to additional employees from acquisitions and previously ineligible employees allowed to participate.

Under the SMSP, HCR accrues an amount equal to one-half of the participant's SMSP salary deferral up to a maximum matching amount of 3% of the participant's compensation, as defined, and accrues the earnings calculated on each participant's unit investments. HCR's expense for the matching amount and the earnings amounted to $1,180,000, $1,220,000 and $734,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:


                                                1996                               1995
                                       -----------------------            -----------------------
                                        Carrying        Fair               Carrying       Fair
                                         Amount         Value               Amount        Value
                                         ------         -----               ------        -----
                                                            (In thousands)

Cash and cash equivalents                $  2,389      $  2,389             $  7,742     $  7,742
Long-term debt, excluding
 capitalized leases                       197,736       198,279              155,845      156,713

The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The carrying amount of the long-term debt, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate, long-term debt. The fair value is estimated using discounted cash flow analyses, based on HCR's current incremental borrowing rates.

11.  STOCKHOLDER RIGHTS PLAN

On May 2, 1995, the Board of Directors of HCR declared a dividend of one right for each outstanding share of HCR's common stock. An exercisable right, under certain circumstances, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $100, subject to adjustment. The rights expire on May 2, 2005. Such rights will not be exercisable nor transferable apart from the common stock until ten days after a person or group acquires 15% of HCR's common stock or initiates a tender offer or exchange offer that would result in ownership of 15% of HCR's common stock. In the event that HCR is merged, and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquirer's common stock at a 50% discount. Under certain other circumstances, the rights can become rights to purchase HCR's common stock at a 50% discount. The rights may be redeemed by HCR for one cent per right at any time prior to the first date that a person or group acquires a beneficial ownership of 15% of HCR's common stock.

12.  SUBSEQUENT EVENT

Effective January 1, 1997, HCR acquired a privately held company, MileStone Healthcare, Inc. MileStone manages a broad range of clinical programs that include inpatient acute physical rehabilitation, comprehensive outpatient rehabilitation, skilled nursing and subacute care, geropsychiatric services, cardiac outpatient services and sports and industrial medicine. These services are provided in 67 inpatient rehabilitation and subacute units, 13 comprehensive outpatient rehabilitation facilities (CORFs) and 7 outpatient therapy clinics. The company is headquartered in Dallas, Texas, and operates in 14 states.

                     HEALTH CARE AND RETIREMENT CORPORATION

                         SUPPLEMENTARY DATA (UNAUDITED)

                          SUMMARY OF QUARTERLY RESULTS


                                                                 Year ended December 31, 1996
                                                                 ----------------------------
                                               First         Second           Third         Fourth          Year
                                               -----         ------           -----         ------          ----
                                                             (In thousands, except per share amounts)
Revenues                                     $187,645        $194,267       $199,205       $200,906        $782,023
Income from operations                         22,235          22,895         24,192         24,511          93,833
Net income                                     13,931          14,630         15,232         15,650          59,443

Earnings per share-
  primary and fully diluted                     $0.29           $0.30          $0.32          $0.33           $1.24
                                                =====           =====          =====          =====           =====

                                                                  Year ended December 31, 1995
                                                                  ----------------------------
                                               First         Second           Third         Fourth          Year
                                               -----         ------           -----         ------          ----
Revenues                                     $171,335        $176,886       $181,825       $183,423        $713,469
Income from operations (1)                     19,810          19,976         20,690         21,118          81,594
Net income                                     11,985          12,449         12,836         13,333          50,603

Earnings per share-
  primary and fully diluted                     $0.24           $0.25          $0.26          $0.27           $1.03
                                                =====           =====          =====          =====           =====

(1) The income from operations reported for the first and second quarter of 1995 differ from the amounts reported in the respective 10-Qs due to the reclassification of the equity in earnings of the partnership from operating expenses to a separate line item beginning in the third quarter of 1995. The equity in earnings of the partnership was $67,000 and $73,000 for the first and second quarter of 1995, respectively.

Earnings per share has been adjusted to reflect the 3-for-2 stock split effected in the form of a dividend in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information on directors of the Registrant is incorporated herein by reference from pages 2-3 of the Registrant's Proxy Statement filed pursuant to Regulation 14A. The names, ages, offices and positions held during the last five years of each of the Company's executive officers and other corporate officers is set forth below.

                               EXECUTIVE OFFICERS
                               ------------------

NAME                     AGE       OFFICE AND EXPERIENCE
----                     ---       ---------------------

PAUL A. ORMOND            47       Chairman of the Board, President and Chief
                                   Executive Officer of HCR since August 1991 and President and Chief Executive Officer of
                                   Health Care and Retirement Corporation of
                                   America (HCRA), a subsidiary of the Company, since October 1991. Member of Class I of the
                                   Board of Directors of the Company, with a term expiring in 1998.

M. KEITH WEIKEL           59       Senior Executive Vice President and Chief
                                   Operating Officer of HCR since August 1991 and Senior Executive Vice President and Chief
                                   Operating Officer of HCRA since October 1991.
                                   Member of Class III of the Board of Directors of the Company, with a term expiring in 1997.

GEOFFREY G. MEYERS        52       Executive Vice President, Chief Financial
                                   Officer and Treasurer of HCR since August
                                   1991 and Executive Vice President and Chief
                                   Financial Officer of HCRA since October 1991.
                                   Member of Class II of the Board of Directors of the Company, with a term expiring in 1999.

R. JEFFREY BIXLER         51       Vice President and General Counsel of HCR
                                   since November 1991 and Secretary of HCR since December 1991.

NANCY A. EDWARDS          46       Vice President and General Manager of Central
                                   Division of HCR and HCRA since December 1993;
                                   Assistant Vice President and General Manager of HCRA from June 1993 to December 1993; and
                                   Florida Regional Manager of HCRA from October
                                   1991 to June 1993.

JEFFREY W. FERGUSON       49       Vice President and General Manager of Midwest
                                   Division of HCR and HCRA since February 1995;
                                   Vice President and Director of Marketing of
                                   HCR from August 1991 to February 1995; and
                                   Vice President and Director of Marketing of
                                   HCRA from October 1991 to February 1995.

SPENCER C. MOLER          49       Vice President and Controller of HCR since
                                   August 1991 and Controller and Treasurer of
                                   HCRA since October 1991.

F. JOSEPH SCHMITT         49       Vice President and General Manager of
                                   Southern Division of HCR and HCRA since
                                   December 1993 and Florida Senior Regional
                                   Manager of HCRA from October 1991 to December
                                   1993.

PAUL G. SIEBEN            50       Vice President and Director of Development
                                   and Construction of HCR since August 1991 and Vice President and Director of Development and Construction of HCRA since October 1991.

                            OTHER CORPORATE OFFICERS
                            ------------------------

J. SUSAN HINES            44       Vice President and Director of Medical
                                   Specialty Programs of HCR and HCRA since
                                   December 1996; Vice President and Director of
                                   Clinical Services and Specialty Programs of
                                   HCR and HCRA from May 1993 to December 1996;
                                   Assistant Vice President for Clinical
                                   Services and Specialty Programs of HCRA from
                                   April 1993 to May 1993; and Assistant Vice
                                   President and Director of Professional
                                   Services of HCRA from October 1991 to April
                                   1993.

WILLIAM H. KINSCHNER      49       Vice President and Director of Management
                                   Support Services of HCR since December 1995;
                                   Vice President and Director of Planning of
                                   HCR and HCRA from May 1993 to December 1995;
                                   Vice President and Director of Planning and
                                   Reimbursement of HCR from August 1991 to May
                                   1993; and Vice President and Director of
                                   Planning and Reimbursement of HCRA from
                                   October 1991 to May 1993.

BARRY A. LAZARUS          45       Vice President and Director of Reimbursement
                                   of HCR and HCRA since May 1993; Executive
                                   Vice President for AmCorps, Inc. from
                                   February 1992 to May 1993; and Director of
                                   Reimbursement for Integrated Health Services,
                                   Inc., from May 1990 to February 1992.

WADE B. O'BRIAN           54       Vice President and Director of Human
                                   Resources and Labor Relations of HCR since
                                   August 1991 and Vice President and Director of Human Resources and Labor Relations of
                                   HCRA since October 1991.

JOYCE C. SMITH            52       Vice President and Director of Professional
                                   Services of HCR and HCRA since December 1995;
                                   Assistant Vice President and Director of
                                   Professional Services of HCRA from June 1994 to December 1995; Director of Professional
                                   Services of HCRA from April 1994 to June
                                   1994; Manager of Nursing Services of HCRA from April 1993 to April 1994; and Manager of
                                   Quality Standards of HCRA from October 1991 to April 1993.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Information on executive compensation is incorporated herein by reference from pages 6-11 of the Registrant's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information on security ownership of certain beneficial owners is incorporated herein by reference from pages 4-5 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information on certain relationships and related transactions is incorporated herein by reference from pages 2-4 of the Registrant's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Health Care and Retirement Corporation and subsidiaries are filed as part of this Form 10-K in Item 8 on the pages indicated:
                                                                          Page
                                                                          ----
  Report of Ernst & Young LLP Independent Auditors                         15
  Consolidated Balance Sheets - December 31, 1996 and 1995                 16
  Consolidated Statements of Income -
      Years ended December 31, 1996, 1995 and 1994                         17
  Consolidated Statements of Cash Flows -
      Years ended December 31, 1996, 1995 and 1994                         18
  Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1996, 1995 and 1994                         19
  Notes to Consolidated Financial Statements - December 31, 1996           20

The following consolidated financial statement schedule of Health Care and Retirement Corporation and subsidiaries is included in this Form 10-K on page 38:

     Schedule II  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                     HEALTH CARE AND RETIREMENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                   Charged                  Additions
                                                  Balance at      to Costs       Deduc-       From        Balance
                                                   Beginning         and         tions      Acquisi-     at End of
                                                   of Period      Expenses      (Note 1)      tions       Period
                                                  ----------      --------      --------    --------     ---------
Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts                    $11,485        $8,073      $(7,516)       $1,293       $13,335
                                                     =======        ======      ========       ======       =======

Year ended December 31, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts                    $11,882        $5,288      $(6,229)         $544       $11,485
                                                     =======        ======      ========         ====       =======

Year ended December 31, 1994:
Deducted from asset accounts:
  Allowance for doubtful accounts                    $10,575        $6,467      $(5,660)         $500       $11,882
                                                     =======        ======      ========         ====       =======


(1) Uncollectible accounts written off, net of recoveries.

EXHIBITS

S-K Item 601
      No.                                 Document
------------

      3.1       -- Certificate of Incorporation of Health Care and Retirement
                   Corporation (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      3.2       -- By-laws of Health Care and Retirement Corporation (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      4         -- Amended and Restated Credit Agreement among Health Care and Retirement Corporation, various lenders and Continental Bank, as agent, dated as of August 2, 1994 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
      4.1       -- First Amendment to the Amended and Restated Credit
                   Agreement among Health Care and Retirement Corporation, various lenders and Bank of America National Trust and Savings Association, as agent, dated as of July 7, 1995 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).
      *4.2      -- Third Amendment to the Amended and Restated Credit
                   Agreement among Health Care and Retirement Corporation, various lenders and Bank of America National Trust and Savings Association, as agent, dated as of January 24, 1997.
      10.1      -- Stock Purchase Agreement and amendment among HCR, HCRC
                   Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.2      -- Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.3      -- Performance Award Plan (filed on pages A1 to A4 of the
                   Registrant's Proxy Statement dated March 22, 1994 in connection with its Annual Meeting held on May 3, 1994 and incorporated herein by reference).
      10.4      -- Amended Stock Option Plan for Key Employees (filed as
                   Exhibit 4 to the Registrant's Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference).
      10.5      -- Revised form of Non-Qualified Stock Option Agreement
                   between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).
      10.6      -- Revised form of Restricted Stock Plan (filed as Exhibit
                   10.6(a) to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

      10.7      -- Revised form of Restricted Stock Plan Agreement between
                   HCR and officers participating in Restricted Stock Plan (filed as Exhibit 10.7(a) to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.8      -- Form of Employment Agreement between HCRA and various
                   employees (filed as Exhibits 10.10 through 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.9      -- Stock Option Plan for Outside Directors (filed as Exhibit
                   4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
      10.10     -- Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, File No, 33-48885 and incorporated herein by reference).
      10.11     -- Executive Officer Deferred Compensation Plan dated
                   December 18, 1991 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).
      10.12     -- Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.13     -- Senior Executive Retirement Plan dated October 1, 1992
                   (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
      10.14     -- Senior Management Savings Plan dated December 17, 1992
                   (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
      *11       -- Statement for Computation of Earnings per Share.
      *21       -- Subsidiaries of the Registrant
      *23       -- Consent of Independent Auditors
      *27       -- Financial Data Schedule for the year ended December 31, 1996

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter ended December 31, 1996.

------------
* Filed herewith.
                                       40

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HEALTH CARE AND RETIREMENT CORPORATION
                              (Registrant)

                              by /s/ R. Jeffrey Bixler
                                 ---------------------------------------------
                                 R. Jeffrey Bixler
                                 Vice President, General Counsel and Secretary
DATE:  March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Health Care and Retirement Corporation and in the capacities and on the date indicated.

        SIGNATURE                         TITLE
        ---------                         -----

  /s/ John J. Clair, Jr.
----------------------------
John J. Clair, Jr.                        Director

  /s/ Joseph H. Lemieux
----------------------------
Joseph H. Lemieux                         Director

  /s/ Geoffrey G. Meyers
----------------------------
Geoffrey G. Meyers                        Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer; Director
                                          (Principal Financial Officer)

  /s/ Spencer C. Moler
----------------------------
Spencer C. Moler                          Vice President and Controller
                                          (Principal Accounting Officer)

  /s/ Paul A. Ormond
----------------------------
Paul A. Ormond                            Chairman of the Board of Directors,
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

  /s/ Robert G. Siefers
----------------------------
Robert G. Siefers                         Director

  /s/ M. Keith Weikel
----------------------------
M. Keith Weikel                           Senior Executive Vice President
                                          and Chief Operating Officer;
                                          Director

  /s/ Thomas L. Young
----------------------------
Thomas L. Young                           Director

DATE:   March 24, 1997

                                  EXHIBIT INDEX


   Exhibit
   Number        Description
   ------        -----------

     4.2 Third Amendment to the Amended and Restated Credit Agreement among Health Care and Retirement Corporation, various lenders and Bank of America National Trust and Savings Association, as agent, dated as of January 24, 1997

     11          Statement for Computation of Earnings Per Share

     21          Subsidiaries of the Registrant

     23          Consent of Independent Auditors

     27          Financial Data Schedule for the year ended December 31, 1996