Form 10-Q
period 1997-03-31
HEALTH CARE & RETIREMENT CORP / DE
filed 1997-05-13
CIK 878736

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 1997.

               Common stock, $0.01 par value -- 44,552,321 shares

===============================================================================

                                TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets -
           March 31, 1997 and December 31, 1996                        3

           Consolidated Statements of Income -
           Three months ended March 31, 1997 and 1996                  4

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1997 and 1996                  5

           Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           9

Item 2.    Changes in Securities                                       9

Item 3.    Defaults Upon Senior Securities                             9

Item 4.    Submission of Matters to a Vote of Security Holders         9

Item 5.    Other Information                                           9

Item 6.    Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                            10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,               December 31,
                                                                                   1997                      1996
                                                                                ---------               ------------
                                                                               (Unaudited)                 (Note)
                                                                                       (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $   8,106                  $   2,389
  Receivables, less allowances for
   doubtful accounts of $13,962 and $13,335                                      125,579                    114,777
  Prepaid expenses                                                                 9,166                     10,023
  Deferred income taxes                                                           19,801                     19,801
                                                                                --------                   --------
Total current assets                                                             162,652                    146,990

Property and equipment, net of accumulated
 depreciation of $114,017 and $106,762                                           539,431                    533,457
Intangible assets, net of amortization of $8,975 and $7,602
  Goodwill                                                                       100,478                     43,664
  Other                                                                           36,512                     32,472
Other assets                                                                      50,499                     46,201
                                                                                --------                   --------
Total assets                                                                    $889,572                   $802,784
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 30,764                   $ 32,218
  Employee compensation and benefits                                              31,523                     34,425
  Accrued insurance liabilities                                                   22,869                     23,943
  Other accrued liabilities                                                       44,734                     32,448
  Long-term debt due within one year                                               2,373                      1,417
                                                                                --------                   --------
Total current liabilities                                                        132,263                    124,451

Long-term debt                                                                   273,626                    202,295
Deferred income taxes                                                             66,798                     66,798
Other liabilities                                                                 17,326                     16,206
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   48,860,406 shares issued                                                          489                        489
  Capital in excess of par                                                       268,036                    268,036
  Retained earnings                                                              225,345                    210,306
                                                                                --------                   --------
                                                                                 493,870                    478,831
  Less treasury stock, at cost (4,264,606 and 3,999,541 shares)                  (94,311)                   (85,797)
                                                                                --------                   --------
Total stockholders' equity                                                       399,559                    393,034
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $889,572                   $802,784
                                                                                ========                   ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                   1997                     1996
                                                                   ----                     ----
                                                             (In thousands, except earnings per share)
Revenues                                                         $213,912                  $187,645

Expenses:
  Operating                                                       170,415                   150,296
  General and administrative                                        7,808                     7,889
  Depreciation and amortization                                     8,766                     7,225
                                                                 --------                  --------
                                                                  186,989                   165,410
                                                                 --------                  --------

Income from operations                                             26,923                    22,235

Interest expense, net                                              (3,812)                   (2,627)
Equity in earnings of partnership                                     444                       294
                                                                 --------                  --------

Income before income taxes                                         23,555                    19,902

Income taxes                                                        7,231                     5,971
                                                                 --------                  --------

Net income                                                       $ 16,324                  $ 13,931
                                                                 ========                  ========

Earnings per share - primary and fully diluted                   $    .35                  $    .29
                                                                 ========                  ========

Weighted average common and common equivalent
  shares outstanding:
  Primary                                                          46,785                    48,735
  Fully diluted                                                    46,821                    48,735


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                1997                    1996
                                                                ----                    ----
                                                                     (In thousands)
OPERATING ACTIVITIES
Net income                                                    $16,324                  $13,931
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                 8,836                    7,618
  Provision for bad debts                                       1,480                    1,562
  Equity in earnings of partnership                              (444)                    (294)
  Changes in assets and liabilities,
   excluding businesses acquired:
   Receivables                                                 (6,793)                  (6,236)
   Prepaid expenses and other assets                           (2,991)                  (3,073)
   Accounts payable                                            (2,644)                     693
   Employee compensation and benefits                          (2,880)                  (1,314)
   Accrued insurance and other liabilities                      8,417                   11,172
                                                              -------                  -------
Total adjustments                                               2,981                   10,128
                                                              -------                  -------

Net cash provided by operating activities                      19,305                   24,059

INVESTING ACTIVITIES
Purchases and construction of property and equipment          (12,693)                  (7,529)
Investment in partnership                                                               (1,000)
Cash paid to acquire businesses                               (45,201)                 (12,945)
                                                              -------                  -------
Net cash used in investing activities                         (57,894)                 (21,474)
                                                              -------                  -------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                     72,600                    3,000
Principal payments of long-term debt                          (18,473)                    (762)
Proceeds from exercise of stock options                           804                    1,182
Purchase of common stock for treasury                         (10,625)                    (944)
                                                              -------                  -------
Net cash provided by financing activities                      44,306                    2,476
                                                              -------                  -------

Net increase in cash                                            5,717                    5,061

Cash and cash equivalents at beginning of year                  2,389                    7,742
                                                              -------                  -------
Cash and cash equivalents at end of period                    $ 8,106                  $12,803
                                                              =======                  =======

                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

In the first quarter of 1997, HCR paid $45,201,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $6,000,000, assumed liabilities of $23,000,000 and recorded $62,000,000 of intangible assets. At March 31, 1997, HCR operated 128 long term care facilities, 74 outpatient rehabilitation clinics and 33 home health care offices. Management services are provided to 66 subacute and rehabilitation units and 14 comprehensive outpatient rehabilitation facilities (CORFs), as well as to vision surgery and other treatment centers.

NOTE 3 - LONG-TERM DEBT

Effective January 24, 1997, HCR's loan commitment increased from $225,000,000 to $325,000,000.

NOTE 4 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.37 and $.30 for the quarters ended March 31, 1997 and 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the quarters ended March 31, 1997 and 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

In the first quarter of 1997, HCR paid $45,201,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $6,000,000, assumed liabilities of $23,000,000 and recorded $62,000,000 of intangible assets.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 increased $26,267,000 or 14% to $213,912,000 as compared to the same period in 1996. Of the increase, 68% related to the acquisition of various businesses in the first quarter of 1997 and the last three quarters of 1996. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels were 90% and 89% in the first quarter of 1996 and 1997, respectively. The mix of revenue from Medicare, private pay and insured patients increased from 67% for the first quarter of 1996 to 70% for the same period in 1997, primarily due to the growth in non-Medicaid revenue from acquisitions.

Operating expenses for the three months ended March 31, 1997 increased $20,119,000 or 13% to $170,415,000 from the comparable period in 1996. Of the increase, 70% related to the acquisition of various businesses in the first quarter of 1997 and the last three quarters of 1996. The remaining increases were attributable to labor costs and other general expenses. Labor costs, excluding those related to the acquisitions, represented 29% of the increase which was attributable to average wage rate increases, as well as growth in the staffing levels related to medical specialty units, rehabilitative services and home health care.

General and administrative expense, which approximated 4% of revenue in the first quarter of 1996 and 1997, remained constant. The increase in depreciation of $676,000 between the first quarter of 1996 and 1997 related to additional depreciation on prior year capital expenditures. Amortization expense increased $865,000 for the three months ended March 31, 1997 as compared to the same period in the prior year, which was attributable to the intangible assets recorded in connection with 1996 and 1997 acquisitions. The increase in net interest expense of $1,185,000 was attributable to an increase in debt levels partially offset by additional interest income earned on cash equivalents.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.37 and $.30 for the quarters ended March 31, 1997 and 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the quarters ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under a bank credit agreement. HCR used the cash principally for capital expenditures, the acquisition of businesses and the purchase of HCR common stock. At March 31, 1997, the Company maintained $8,106,000 in cash and cash equivalents, of which $5,986,000 was invested in short-term investments.

Cash used in investing activities amounted to $57,894,000. Expenditures for property and equipment of $12,693,000 related to renovations, capital improvements and the ongoing construction of a new facility in Ann Arbor, Michigan. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior year acquisitions for a total of $45,201,000 in the first quarter of 1997.

Net cash provided by financing activities during the first quarter of 1997 amounted to $44,306,000. The increase in debt under the credit agreement of $72,600,000 was partially used to repay other long-term debt of $18,473,000 which included debt assumed in the first quarter acquisitions and to purchase 387,000 shares of HCR common stock for $10,625,000.

Effective January 24, 1997, the bank credit agreement was amended to increase the loan commitment from $225,000,000 to $325,000,000. The bank credit agreement matures on August 2, 2001. At March 31, 1997, HCR had borrowed $265,000,000 and issued letters of credit totalling $12,689,000 which left a remaining unused borrowing capacity of $47,311,000.

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

Item 2.           CHANGES IN SECURITIES.
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES.
                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  None

Item 5.           OTHER INFORMATION.
                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits

                  S-K Item
                  601 No.
                  -------
                   27 Financial Data Schedule for the three months ended March 31, 1997

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HEALTH CARE AND RETIREMENT
                                  CORPORATION
                                  (Registrant)

Date    May 12, 1997              By   /s/ Geoffrey G. Meyers
      ---------------                ---------------------------------
                                       Geoffrey G. Meyers, Executive
                                       Vice President, Chief Financial
                                       Officer and Treasurer

                                  EXHIBIT INDEX

 Exhibit
 -------
   27      Financial Data Schedule for the three months ended March 31, 1997