Form 10-Q
period 1997-06-30
HEALTH CARE & RETIREMENT CORP / DE
filed 1997-08-11
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF BUSINESS ON JULY 31, 1997.

               Common stock, $0.01 par value -- 44,539,471 shares

================================================================================

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                                                                           Page
Item 1.           Financial Statements (Unaudited)                        Number
                                                                          ------
                  Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996                        3

                  Consolidated Statements of Income -
                  Three months and six months ended June 30, 1997 and 1996   4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1997 and 1996                    5

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                          9

Item 2.           Changes in Securities                                      9

Item 3.           Defaults Upon Senior Securities                            9

Item 4.           Submission of Matters to a Vote of Security Holders        9

Item 5.           Other Information                                          9

Item 6.           Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                December 31,
                                                                                  1997                       1996
                                                                                ---------               ------------
                                                                               (Unaudited)                 (Note)
                                                                                       (Dollars in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  1,600                   $  2,389
  Receivables, less allowances for
   doubtful accounts of $14,099 and $13,335                                      128,917                    114,777
  Prepaid expenses                                                                 7,277                     10,023
  Deferred income taxes                                                           19,801                     19,801
                                                                                --------                   --------
Total current assets                                                             157,595                    146,990

Property and equipment, net of accumulated
 depreciation of $121,467 and $106,762                                           546,714                    533,457
Intangible assets, net of amortization of $10,480 and $7,602
   Goodwill                                                                      103,579                     43,664
   Other                                                                          36,118                     32,472
Other assets                                                                      56,564                     46,201
                                                                                --------                   --------
Total assets                                                                    $900,570                   $802,784
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 35,262                   $ 32,218
  Employee compensation and benefits                                              33,905                     34,425
  Accrued insurance liabilities                                                   22,335                     23,943
  Other accrued liabilities                                                       45,931                     32,448
  Long-term debt due within one year                                               2,162                      1,417
                                                                                --------                   --------
Total current liabilities                                                        139,595                    124,451

Long-term debt                                                                   262,367                    202,295
Deferred income taxes                                                             66,798                     66,798
Other liabilities                                                                 18,618                     16,206
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   48,860,406 shares issued                                                          489                        489
  Capital in excess of par value                                                 268,036                    268,036
  Retained earnings                                                              241,662                    210,306
                                                                                --------                   --------
                                                                                 510,187                    478,831
  Less treasury stock, at cost (4,319,185 and 3,999,541 shares)                  (96,995)                   (85,797)
                                                                                --------                   --------
Total stockholders' equity                                                       413,192                    393,034
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $900,570                   $802,784
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended June 30              Six Months Ended June 30
                                                 --------------------------              ------------------------
                                                  1997               1996               1997                 1996
                                                  ----               ----               ----                 ----
                                                          (In thousands, except earnings per share)

Revenues                                         $220,356           $194,267           $434,268            $381,912

Expenses:
  Operating                                       174,508            156,057            344,923             306,353
  General and administrative                        8,550              7,753             16,358              15,642
  Depreciation and amortization                     9,089              7,562             17,855              14,787
                                                 --------           --------           --------            --------
                                                  192,147            171,372            379,136             336,782
                                                  -------            -------            -------             -------

Income from operations                             28,209             22,895             55,132              45,130

Interest expense, net                              (3,907)            (2,314)            (7,719)             (4,941)
Equity in earnings of partnership                     546                318                990                 612
                                                 --------           --------           --------            --------

Income before income taxes                         24,848             20,899             48,403              40,801

Income taxes                                        7,629              6,269             14,860              12,240
                                                 --------           --------           --------            --------

Net income                                       $ 17,219           $ 14,630           $ 33,543            $ 28,561
                                                 ========           ========           ========            ========

Earnings per share -
 primary and fully diluted                       $    .37           $    .30           $    .72            $    .59
                                                 ========           ========           ========            ========

Weighted average common and
 common equivalent shares
 outstanding:
 Primary                                           46,765             48,122             46,782              48,428
 Fully diluted                                     46,821             48,122             46,907              48,429


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended June 30
                                                                      ------------------------
                                                                         1997          1996
                                                                         ----          ----
                                                                            (In thousands)

OPERATING ACTIVITIES
Net income                                                             $ 33,543       $ 28,561
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                          17,991         15,553
  Provision for bad debts                                                 3,522          3,020
  Equity in earnings of partnership                                        (990)          (612)
Changes in assets and liabilities, excluding businesses acquired:
   Receivables                                                           (6,887)        (6,709)
   Prepaid expenses and other assets                                     (6,808)        (4,673)
   Accounts payable                                                       1,854            639
   Employee compensation and benefits                                      (489)         1,136
   Accrued insurance and other liabilities                               10,372         14,077
                                                                       --------       --------
Total adjustments                                                        18,565         22,431
                                                                       --------       --------

Net cash provided by operating activities                                52,108         50,992

INVESTING ACTIVITIES
Purchases and construction of property and equipment                    (27,290)       (17,087)
Investment in partnership                                                               (1,000)
Cash paid to acquire businesses                                         (54,848)       (27,497)
                                                                       --------       --------
Net cash used in investing activities                                   (82,138)       (45,584)
                                                                       --------       --------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                               61,500         16,000
Principal payments of long-term debt                                    (18,843)        (1,028)
Proceeds from exercise of stock options                                   1,337          1,546
Purchase of common stock for treasury                                   (14,753)       (24,922)
                                                                       --------       --------
Net cash provided by (used in) financing activities                      29,241         (8,404)
                                                                       --------       --------

Net decrease in cash                                                       (789)        (2,996)

Cash and cash equivalents at beginning of year                            2,389          7,742
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  1,600       $  4,746
                                                                       ========       ========


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
-----------------------------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - Acquisitions
---------------------
In the first half of 1997, HCR paid $54,848,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $12,000,000, assumed liabilities of $23,000,000 and recorded $66,000,000 of intangible assets. At June 30, 1997, HCR operated 129 long term care facilities, 74 outpatient rehabilitation clinics and 33 home health care offices. Within its facilities, HCR operated 63 medical specialty units which provide subacute, rehabilitation or Alzheimer's programs. Management services are provided to 67 subacute and rehabilitation units and 12 comprehensive outpatient rehabilitation facilities (CORFs), as well as to vision surgery and other treatment centers.

NOTE 3 - Earnings Per Share
---------------------------
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.39 and $.75 for the three months and six months ended June 30, 1997, respectively, and $.32 and $.62 for the same periods in 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the three months and six months ended June 30, 1997 and 1996.

NOTE 4 - Subsequent Event
-------------------------
In accordance with a provision of the credit agreement, HCR requested and a majority of the lenders approved a one-year extension of the commitment. Effective August 2, 1997, HCR's credit facility included $295 million of committed credit until August 2, 2002 and $30 million of committed credit until August 2, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

FINANCIAL CONDITION

In the first half of 1997, HCR paid $54,848,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $12,000,000, assumed liabilities of $23,000,000 and recorded $66,000,000 of intangible assets.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 increased $26,089,000 or 13% to $220,356,000 as compared to the same period in 1996. Revenues for the six months ended June 30, 1997 increased $52,356,000 or 14% to $434,268,000 as compared to the same period in 1996. Of the increases, 62% and 65% for the three months and six months ended June 30, 1997, respectively, related to the acquisition of various businesses in the first half of 1997 and the last half of 1996. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels were 89%and 90% for the three months and six months ended June 30, 1996, respectively, and 88% and 89% for the same periods in 1997, respectively. The mix of revenue from Medicare, private pay and insured patients increased from 68% for the three months and six months ended June 30, 1996 to 70% for the same periods in 1997, primarily due to the growth in non-Medicaid revenue from acquisitions.

Operating expenses for the three months ended June 30, 1997 increased $18,451,000 or 12% to $174,508,000 from the comparable period in 1996. Operating expenses for the six months ended June 30, 1997 increased $38,570,000 or 13% to $344,923,000 from the same period in 1996. Of the increases, 64% and 67% for the three months and six months ended June 30, 1997, respectively, related to the acquisition of various businesses in the first half of 1997 and the last half of 1996. The remaining increases were attributable to labor costs offset by decreases in other general expenses. Labor costs, excluding those related to the acquisitions, represented 46% and 40% of the increases for the three months and six months ended June 30, 1997 as compared to the same periods in 1996, respectively. The increase in labor costs was attributable to average wage rate increases, as well as growth in the staffing levels attributable to medical specialty units, rehabilitative services and home health care.

General and administrative expense, which approximated 4% of revenue, increased $797,000 and $716,000 for the three months and six months ended June 30, 1997 as compared to the same periods in 1996, respectively. The increase in depreciation of $639,000 and $1,315,000, for the three months and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year, related to additional depreciation for prior year capital expenditures. Amortization expense increased $888,000 and $1,753,000 for the three months and six months ended June 30, 1997 as compared to the same periods in 1996, which was attributable to the intangible assets recorded in connection with 1996 and 1997 acquisitions. The increase in net interest expense of $2,778,000 for the six months ended June 30, 1997 as compared to the same period in 1996 was due to an increase in debt levels.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.39 and $.75 for the three months and six months ended June 30, 1997, respectively, and $.32 and $.62 for the same periods in 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the three months and six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under a bank credit agreement. HCR used the cash principally for capital expenditures, the acquisition of businesses and the purchase of HCR common stock. At June 30, 1997, the Company maintained $1,600,000 in cash and cash equivalents, of which $177,000 was invested in short-term investments.

Cash used in investing activities amounted to $82,138,000. Expenditures for property and equipment of $27,290,000 related to renovations, capital improvements and the construction of a new facility in Ann Arbor, Michigan which opened in the second quarter of this year. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior year acquisitions for a total of $54,848,000 in the first half of 1997.

Net cash provided by financing activities during the first half of 1997 amounted to $29,241,000. The increase in debt under the credit agreement of $61,500,000 was partially used to repay other long-term debt of $18,843,000 which included debt assumed in the first quarter acquisitions and to purchase 524,300 shares of HCR common stock for $14,753,000.

At June 30, 1997 the bank credit agreement permitted HCR to borrow up to $325 million through August 2, 2001. In accordance with a provision of the credit agreement, HCR requested and a majority of the lenders approved a one-year extension of the commitment. Effective August 2, 1997, HCR's credit facility included $295 million of committed credit until August 2, 2002 and $30 million of committed credit until August 2, 2001. At June 30, 1997, HCR had borrowed $253,900,000 and issued letters of credit totalling $12,689,000 which left a remaining unused borrowing capacity of $58,411,000.

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

Item 2.           Changes in Securities.
                  ----------------------
                  None

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  At the Company's Annual Meeting of Stockholders held on May 6, 1997 the stockholders approved the following items: a) elect Robert G. Siefers as a director, b) elect M. Keith Weikel as a director, c) elect Thomas L. Young as a director, d) approve the Amended Restricted Stock Plan and e) ratify selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 1997. The items were approved by a vote as follows:

                  Item     For              Against           Withheld          Abstain          Not Voted
                  ----     ---              -------           --------          -------          ---------
                  a        36,043,859                         400,028
                  b        36,046,413                         397,474
                  c        36,045,863                         398,024
                  d        24,804,125       11,544,483                            95,279
                  e        35,748,414            5,152                           690,321

Item 5.           Other Information.
                  ------------------
                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------

                     10 Health Care and Retirement Corporation Amended Restricted Stock Plan is incorporated herein by reference from pages A-1 to A-9 of the Registrant's Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997.

                     27 Financial Data Schedule for the six months ended June 30, 1997

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTH CARE AND RETIREMENT
                                   CORPORATION
                                   (Registrant)

Date   August 11, 1997             By   /s/ Geoffrey G. Meyers
       --------------------             ----------------------
                                        Geoffrey G. Meyers, Executive Vice
                                        President, Chief Financial Officer and
                                        Treasurer

                                  EXHIBIT INDEX

 Exhibit
 -------

   27            Financial Data Schedule for the six months ended June 30, 1997