Form 10-Q
period 1997-09-30
HEALTH CARE & RETIREMENT CORP / DE
filed 1997-11-10
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                         Yes   X       No
                            -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 1997.

               Common stock, $0.01 par value -- 44,454,197 shares

================================================================================


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                                                                                               Page
Item 1.           Financial Statements (Unaudited)                                            Number
                                                                                              ------
                  Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996                                       3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1997 and 1996                                                    4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1996                                  5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                              9

Item 2.           Changes in Securities                                                          9

Item 3.           Defaults Upon Senior Securities                                                9

Item 4.           Submission of Matters to a Vote of Security Holders                            9

Item 5.           Other Information                                                              9

Item 6.           Exhibits and Reports on Form 8-K                                               9

SIGNATURES                                                                                       10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                  1997                     1996
                                                                               (Unaudited)                (Note)
                                                                              -------------             ------------
                                                                                       (Dollars in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  2,904                   $  2,389
  Receivables, less allowances for
   doubtful accounts of $15,829 and $13,335                                      140,040                    114,777
  Prepaid expenses                                                                 6,498                     10,023
  Deferred income taxes                                                           19,801                     19,801
                                                                                --------                   --------
Total current assets                                                             169,243                    146,990

Property and equipment, net of accumulated
 depreciation of $129,308 and $106,762                                           548,327                    533,457
Intangible assets, net of amortization of $11,945 and $7,602
   Goodwill                                                                      103,097                     43,664
   Other                                                                          35,636                     32,472
Other assets                                                                      59,724                     46,201
                                                                                --------                   --------
Total assets                                                                    $916,027                   $802,784
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 34,845                   $ 32,218
  Employee compensation and benefits                                              35,512                     34,425
  Accrued insurance liabilities                                                   20,710                     23,943
  Other accrued liabilities                                                       46,925                     32,448
  Long-term debt due within one year                                               2,058                      1,417
                                                                                --------                   --------
Total current liabilities                                                        140,050                    124,451

Long-term debt                                                                   260,365                    202,295
Deferred income taxes                                                             66,798                     66,798
Other liabilities                                                                 19,646                     16,206
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   48,860,406 shares issued                                                          489                        489
  Capital in excess of par value                                                 268,036                    268,036
  Retained earnings                                                              258,433                    210,306
                                                                                --------                   --------
                                                                                 526,958                    478,831
  Less treasury stock, at cost (4,259,084 and 3,999,541 shares)                  (97,790)                   (85,797)
                                                                                --------                   --------
Total stockholders' equity                                                       429,168                    393,034
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $916,027                   $802,784
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                              September 30                  September 30
                                       -------------------------       -------------------------
                                          1997           1996            1997            1996
                                       ---------       ---------       ---------       ---------
                                             (In thousands, except earnings per share)
Revenues                               $ 226,606       $ 199,205       $ 660,874       $ 581,117

Expenses:
  Operating                              178,174         159,331         523,097         465,684
  General and administrative               9,674           7,717          26,032          23,359
  Depreciation and amortization            9,448           7,965          27,303          22,752
                                       ---------       ---------       ---------       ---------
                                         197,296         175,013         576,432         511,795
                                       ---------       ---------       ---------       ---------

Income from operations                    29,310          24,192          84,442          69,322

Interest expense, net                     (3,979)         (2,793)        (11,698)         (7,734)
Equity in earnings of partnership            861             361           1,851             973
                                       ---------       ---------       ---------       ---------

Income before income taxes                26,192          21,760          74,595          62,561

Income taxes                               8,041           6,528          22,901          18,768
                                       ---------       ---------       ---------       ---------
Net income                             $  18,151       $  15,232       $  51,694       $  43,793
                                       =========       =========       =========       =========
Earnings per share -
 primary and fully diluted             $     .39       $     .32       $    1.10       $     .91
                                       =========       =========       =========       =========
Weighted average common and
 common equivalent shares
 outstanding:
 Primary                                  46,832          47,372          46,807          48,074
 Fully diluted                            46,873          47,373          46,967          48,074


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                            1997           1996
                                                          --------       --------
                                                              (In thousands)
OPERATING ACTIVITIES
Net income                                                $ 51,694       $ 43,793
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                             27,484         23,917
  Provision for bad debts                                    6,418          4,328
  Equity in earnings of partnership                         (1,851)          (973)
Changes in assets and liabilities,
 excluding businesses acquired:
   Receivables                                             (21,033)       (14,237)
   Prepaid expenses and other assets                        (7,921)       (11,760)
   Accounts payable                                          1,437           (129)
   Employee compensation and benefits                        1,132          3,333
   Accrued insurance and other liabilities                  10,769         20,957
                                                          --------       --------
Total adjustments                                           16,435         25,436
                                                          --------       --------
Net cash provided by operating activities                   68,129         69,229

INVESTING ACTIVITIES
Purchases and construction of property and equipment       (36,660)       (29,085)
Investment in partnership                                     (600)        (2,955)
Cash paid to acquire businesses                            (55,497)       (31,527)
                                                          --------       --------
Net cash used in investing activities                      (92,757)       (63,567)
                                                          --------       --------
FINANCING ACTIVITIES
Net borrowings under bank credit agreement                  59,600         27,900
Principal payments of long-term debt                       (19,049)        (1,353)
Proceeds from exercise of stock options                      2,705          1,748
Purchase of common stock for treasury                      (18,113)       (38,269)
                                                          --------       --------
Net cash provided by (used in) financing activities         25,143         (9,974)
                                                          --------       --------
Net increase (decrease) in cash                                515         (4,312)

Cash and cash equivalents at beginning of year               2,389          7,742
                                                          --------       --------
Cash and cash equivalents at end of period                $  2,904       $  3,430
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
-----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - Acquisitions
---------------------

In the first nine months of 1997, HCR paid $55,497,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $12,000,000, assumed liabilities of $23,000,000 and recorded $67,000,000 of intangible assets. At September 30, 1997, HCR operated 129 long term care facilities, 74 outpatient rehabilitation clinics and 33 home health care offices. Within its facilities, HCR operated 63 medical specialty units which provide subacute, rehabilitation or Alzheimer's programs. Management services are provided to 62 subacute and rehabilitation units and 10 comprehensive outpatient rehabilitation facilities (CORFs), as well as to vision surgery and other treatment centers.

NOTE 3 - New Accounting Standards
---------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.41 and $1.16 for the three months and nine months ended September 30, 1997, respectively, and $.34 and $.95 for the same periods in 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the three months and nine months ended September 30, 1997 and 1996.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

FINANCIAL CONDITION

In the first nine months of 1997, HCR paid $55,497,000 for the acquisition of various businesses including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $12,000,000, assumed liabilities of $23,000,000 and recorded $67,000,000 of intangible assets.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997 increased $27,401,000 or 14% to $226,606,000 as compared to the same period in 1996. Revenues for the nine months ended September 30, 1997 increased $79,757,000 or 14% to $660,874,000 as compared to the same period in 1996. Of the increases, 57% and 62% for the three months and nine months ended September 30, 1997, respectively, related to the acquisition of various businesses in 1997 and 1996. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels were 89% for the three months and nine months ended September 30, 1996 and 1997. The mix of revenue from Medicare, private pay and insured patients increased from 68% for the three months and nine months ended September 30, 1996 to 70% for the same periods in 1997, primarily due to the growth in non-Medicaid revenue from acquisitions.

Operating expenses for the three months ended September 30, 1997 increased $18,843,000 or 12% to $178,174,000 from the comparable period in 1996. Operating expenses for the nine months ended September 30, 1997 increased $57,413,000 or 12% to $523,097,000 from the same period in 1996. Of the increases, 62% and 65% for the three months and nine months ended September 30, 1997, respectively, related to the acquisition of various businesses in 1997 and 1996. The remaining increases were attributable to labor costs and other general expenses. Labor costs, excluding those related to the acquisitions, represented 32% and 33% of the increases for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996, respectively. The increase in labor costs was attributable to average wage rate increases as well as growth in the staffing levels attributable to the medical specialty units, rehabilitative services and home health care.

General and administrative expense, which approximated 4% of revenue, increased $2,673,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in depreciation of $781,000 and $2,096,000, for the three months and nine months ended September 30, 1997 as compared to the same periods in the prior year, related to additional depreciation for prior year capital expenditures. Amortization expense increased $702,000 and $2,455,000 for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996, which was attributable to the intangible assets recorded in connection with 1996 and 1997 acquisitions. The increase in net interest expense of $3,964,000 for the nine months ended September 30, 1997 as compared to the same period in 1996 was due to an increase in debt levels.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which is effective December 31, 1997. At that time, HCR will be required to change the method currently used to compute earnings per share (EPS) and to restate all prior periods. Under the new requirements there are two EPS calculations, basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Under this method, EPS is expected to be $.41 and $1.16 for the three months and nine months ended September 30, 1997, respectively, and $.34 and $.95 for the same periods in 1996, respectively. The second presentation, diluted EPS, gives effect to all dilutive potential common shares and is expected to be the same as the currently disclosed fully diluted EPS for the three months and nine months ended September 30, 1997 and 1996.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under a bank credit agreement. HCR used the cash principally for capital expenditures, the acquisition of businesses, repayment of debt and the purchase of HCR common stock. At September 30, 1997, HCR maintained $2,904,000 in cash and cash equivalents, of which $1,500,000 was invested in short-term investments.

Cash used in investing activities amounted to $92,757,000. Expenditures for property and equipment of $36,660,000 related to renovations, capital improvements and the construction of a new facility in Ann Arbor, Michigan which opened in the second quarter of this year. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior year acquisitions for a total of $55,497,000 in the first nine months of 1997.

Net cash provided by financing activities during the first nine months of 1997 amounted to $25,143,000. The increase in debt under the credit agreement of $59,600,000 was partially used to repay other long-term debt of $19,049,000 which included debt assumed in the first quarter acquisitions and to purchase 619,300 shares of HCR stock for $18,113,000.

The bank credit agreement permits HCR to borrow up to $325,000,000 through August 2, 2001, then the borrowing capacity is reduced to $295,000,000 through August 2, 2002. At September 30, 1997, HCR had borrowed $252,000,000 and issued letters of credit totalling $12,359,000 which left a remaining unused borrowing capacity of $60,641,000.

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

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  None

Item 5.           Other Information.
                  ------------------
                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------
                     27 Financial Data Schedule for the nine months ended September 30, 1997

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HEALTH CARE AND RETIREMENT
                                 CORPORATION
                                 (Registrant)

Date        November 7, 1997     By    /s/ Geoffrey G. Meyers
         ---------------------         ----------------------
                                 Geoffrey G. Meyers, Executive Vice-President,
                                 Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
-------

  27        Financial Data Schedule for the nine months ended
            September 30, 1997