Form 10-K
period 1997-12-31
HEALTH CARE & RETIREMENT CORP / DE
filed 1998-02-23
CIK 878736

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

 (Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER:    1-10858

                   HEALTH CARE AND RETIREMENT CORPORATION
           (Exact name of registrant as specified in its charter)

          DELAWARE                                    34-1687107
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

ONE SEAGATE, TOLEDO, OHIO                             43604-2616
(Address of principal executive offices)              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (419) 252-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange
     Title of each class                  on which registered
    --------------------                 ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based on the closing price of $39.6875 per share on January 30, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,718,184,191. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates", as that term is defined under the Securities Act of 1934.

  The number of shares of Common Stock, $.01 par value, of Health Care and Retirement Corporation outstanding as of January 30, 1998 was 44,553,984.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:


     Specific portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 5, 1998 are incorporated by reference in Part III.

                              TABLE OF CONTENTS


PART I
     ITEM 1. BUSINESS ........................................................2
     ITEM 2. PROPERTIES ......................................................8
     ITEM 3. LEGAL PROCEEDINGS ...............................................9
     ITEM 4. SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS ...................................9

PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS .................................9

     ITEM 6. SELECTED FINANCIAL DATA ........................................10

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS ..................................................11

     ITEM 8. FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA .............................................16

     ITEM 9. CHANGES IN AND DISAGREEMENTS
             WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE .......................................36

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE
              OFFICERS OF THE REGISTRANT ....................................36

     ITEM 11. EXECUTIVE COMPENSATION ........................................38

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT .........................................38

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS ..................................................38

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K .......................................39

SIGNATURES ..................................................................43

EXHIBITS ...................................................................E-1

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Health Care and Retirement Corporation ("HCR" or the "Company") is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business is long term care. The Company operates 129 nursing centers with 16,700 beds located in 16 states. The Company owns 121 of the centers, with 93 operating under the Heartland name. At December 31, 1997, HCR operated 63 medical specialty units with more than 2,200 beds, within its nursing centers. Medical specialty units provide subacute medical care, intensive rehabilitation programs or Alzheimer's care programs.

MileStone Healthcare Inc., acquired in January 1997 and a wholly owned subsidiary, is a leading provider of program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers, and comprehensive outpatient rehabilitation facilities (CORFs). These services are provided in 53 subacute and rehabilitation units and 10 CORFs located in 14 states at December 31, 1997.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in HCR centers, skilled centers of others, hospitals and outpatient therapy clinics serving the midwest and mid-Atlantic states, Texas and Florida. This subsidiary expanded its operations by acquiring or opening 22 clinics in 1997, making a total of 73 outpatient clinics at December 31, 1997.

The executive offices of the Company are located at One SeaGate, Toledo, Ohio 43604-2616. Its telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

Long Term Care Services

The Company generally provides comprehensive long term care services to patients in all of its centers. These services include three basic types of care.

     Skilled Nursing Care. The Company operates 124 long term care centers which provide health care services emphasizing skilled nursing care. Registered nurses, licensed practical nurses and certified nursing assistants provide services prescribed by the patient's attending physician, including administration of medications and injections on a 24-hour basis. Licensed therapists provide physical, speech, occupational and respiratory therapy for patients recovering from strokes, heart attacks, orthopedic conditions or other illnesses, injuries or disabilities. In addition, the centers provide daily dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. Dentistry, podiatry, psychological counseling, laboratory, pharmacy and X-ray services are available.

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

     Subacute Medical Care and Rehabilitation Programs. These programs are provided in specialized units with specially trained staff, appropriate equipment and increased involvement by physician specialists. Working closely with patients, families and insurers, interdisciplinary teams develop comprehensive, individualized patient care plans that target the essential medical and functional discharge objectives. Programs for medically complex patients cover post-coronary surgery care, oncology, pain management, infectious disease treatment, peritoneal and hemo dialysis and complex wound care. Rehabilitation programs promote recovery from major surgery, stroke, amputation, joint replacement, head injury or general neurologic or orthopedic conditions.

     Alzheimer's Care Programs. Specialized care and programming are provided by trained staff in a growing number of HCR centers for persons who have Alzheimer's or related disorders. Education and support are also provided to families of these patients.

Health Care Services

HCR provides rehabilitation therapy in its centers, skilled centers of others, hospitals and 73 outpatient clinics. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices. HCR entered into long-term agreements that provide capital and management services to physician practices, specializing in vision care and refractive eye surgery. Management services are also provided to 53 subacute care and acute rehabilitation programs in hospitals and skilled nursing centers and 10 comprehensive outpatient rehabilitation facilities. HCR owns 50% of a partnership, Heartland Healthcare Services, which provides high quality pharmaceutical products to long term care centers and institutional pharmacies.

Labor

Labor costs account for approximately 63% of the Company's operating expenses and the Company competes with other health care providers for the services of nurses and other professional and nonprofessional health care workers. In the past, the health care industry has periodically experienced shortages of nurses. Although the Company does not currently have a staffing shortage nor does it foresee one given structural changes in the supply and demand for nurses, a shortage of nurses or other health care workers in the geographic areas in which the Company operates could adversely affect the ability of the Company to attract and retain qualified personnel and could increase its operating costs.

Customers

There are no individual customers or related group of customers which account for a significant portion of the Company's revenue. The Company does not expect that the possible loss of a single customer or group of related customers would have a material adverse effect.

Certain classes of patients rely on a common source of funds for payment of the cost of their care. The following table reflects the allocation of such revenue sources among Medicare, Medicaid and private pay and other sources for the last three years.


                            1997    1996    1995
                           ------  ------  ------
     Medicaid              29.9%   32.5%   33.6%
     Medicare              26.2%   27.4%   28.2%
     Private pay & other   43.9%   40.1%   38.2%
                           ------  ------  ------
                           100.0%  100.0%  100.0%
                           ======  ======  ======


Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, such rates are largely determined by market forces and costs.

The government reimbursement programs such as Medicare and Medicaid prescribe, by regulation, the billing methods and amounts which may be charged and reimbursed for the care of patients covered by such programs. The Medicare program is generally a cost-based reimbursement program. The Medicaid programs differ from state to state and generally reimburse the Company under prospective rate methodologies. The Balanced Budget Act of 1997 (Balanced Budget Act) signed into law on August 5, 1997, changes the Medicare reimbursement methodology to a prospective payment system effective with cost reporting periods beginning after July 1, 1998 and, among other things, repeals the federal payment standard for Medicaid nursing facilities after October 1, 1997, thereby granting states greater flexibility in establishing payment rates. There can be no assurance that these changes or any future changes or any future health care legislation will not adversely affect HCR's business.

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

In general, state licenses are renewable annually. At December 31, 1997, the Company had valid licenses at all centers where such licenses were necessary for continued operation and the Company expects that pending license renewals will be favorably completed. It is possible that, as a result of alleged deficiencies observed during an inspection or review, the license at a center could be placed on a provisional or conditional status or the Medicaid or Medicare certification could be subject to termination unless a resurvey determines that the alleged deficiencies were corrected or substantial progress toward correction was achieved. At December 31, 1997 no centers had received final notices or determinations that Medicare and/or Medicaid certifications would be terminated. At December 31, 1997, the Company had one center operating under a provisional or conditional license. As of December 31, 1997, the Company had 114 Medicaid certified facilities and 124 Medicare certified facilities.

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

Government reimbursement programs such as Medicare and Medicaid are subject to statutory and regulatory changes, rate adjustments, administrative rulings and interpretations and processing delays by fiscal intermediaries, all of which could materially decrease the rate of payments to the Company for its services and supplies rendered to patients covered by such programs. In addition, under the retrospective reimbursement system used by the Medicare program and the Medicaid programs in certain states in which the Company operates, the Company receives interim payments during the year for patient care services based on each center's expected reimbursable cost. Based on the submission of year end cost reports and routine audits, the amount of reimbursement can be adjusted in favor of the Company or the program.

The Company is also subject to federal and state laws which govern financial and other arrangements involving healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act, which make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a person for any item or service or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item paid by federal health care programs. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: increased mandatory exclusion periods for multiple health fraud convictions and permanent exclusion for those convicted of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to substantially any federal health care program.
In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as providers of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. A civil action to exclude a provider from the Medicaid and/or Medicare programs may be brought. There are also other civil and criminal statutes applicable to nursing facilities and other health care providers, such as those governing false claims. The Company believes it is in compliance with all of the foregoing statutes and regulations. The Company maintains a corporate compliance program to facilitate its compliance with applicable statutes and regulations. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which the Company is involved are in violation of these statutes.

Competitive Conditions

The long term care industry is highly fragmented and the Company competes primarily on a local and regional basis with many long term care providers, some of whom may own as few as a single nursing center. In addition the Company competes with alternative types of health care providers such as home health care, adult day care centers, and hospitals which convert underutilized acute care capacity to skilled nursing facilities. Although the Company has 129 centers in 16 states, competitive factors are dominated by local or regional characteristics.

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

Cautionary Statements

Statements contained in this Annual Report on Form 10-K which are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). In addition, the Company, through its senior management, from time to time makes forward-looking oral and written public statements concerning the Company's expected future operations and performance and other developments. The following cautionary statements are being made pursuant to the provisions of the Act with the intention of obtaining the benefits of the safe harbor provisions of the Act.

HCR cautions investors that any forward-looking statements made by the Company are necessarily estimates reflecting the Company's best judgement based upon current information, and involve known and unknown risks and uncertainties and other factors that may cause actual future results to differ materially from the estimates in the forward-looking statements. Such factors include legislative, regulatory or other changes in the healthcare industry at either or both the federal or state levels, changes in reimbursement for the Company's services by governmental or private payors and the Company's ability to respond to such regulatory and/or reimbursement changes, competition, the Company's ability to recruit and retain competent management and other personnel, the Company's ability to negotiate satisfactory arrangements with third-party payors, the Company's ability to successfully integrate acquisitions, general conditions in the economy and capital markets, and other factors set forth herein or identified from time to time in the Company's Securities and Exchange Commission filings and in other public announcements.

Employees

As of December 31, 1997, the Company has approximately 22,000 full and part-time employees. Approximately 2,600 of the employees are salaried and the remainder are paid on an hourly basis. Approximately 2,200 of the employees are members of labor unions.

ITEM 2.  PROPERTIES

The principal properties of the registrant and its subsidiaries, which are of material importance to the conduct of its business, consist of 129 long term care centers located in 16 states, 73 outpatient therapy clinics located in Ohio, New Jersey, Virginia, Kentucky and Florida, and 33 home health care offices located in Michigan, Ohio, Indiana, Illinois and Florida. All of the outpatient clinics and home health care offices are leased.

While each long term care center is unique, the average center is approximately 40,000 square feet in size and provides 120 semi-private licensed beds. The centers are predominately single story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas include dining, therapy, personal care and activities rooms, resident and visitor lounges, as well as administrative offices and employee lounges. The Company believes that all of its centers have been well maintained and are suitable for the conduct of its business. For the year ended December 31, 1997, approximately 89% of the beds were utilized.

The following table shows the number and location of centers and beds operated by the Company as of December 31, 1997.

                               Number of Centers
                             --------------------
                               Owned     Leased    Number of Beds
                             ---------  ---------  --------------
              Ohio                  31 (1)                  3,489
              Florida               19       6              3,298
              Michigan              23       1              3,090
              Texas                  8                      1,357
              Pennsylvania           7       1              1,127
              West Virginia          7                        940
              Wisconsin              5                        826
              Illinois               7                        618
              Maryland               3                        519
              South Carolina         4                        481
              Virginia               2                        214
              Tennessee              1                        211
              Kentucky               1                        200
              Indiana                1                        120
              New Jersey             1                        106
              Missouri               1                         98
                                   ---     ---             ------
                                   121       8             16,694
                                   ===     ===             ======


The Company subleases space for its corporate offices in Toledo, Ohio from Owens-Illinois, Inc.

  (1) Some or all of the property at two centers in Ohio are subject to liens which encumber the properties in an aggregate amount of approximately $1,655,000.

ITEM 3.  LEGAL PROCEEDINGS

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

The range of market prices by quarter in trading on the New York Stock Exchange for 1996 and 1997 is shown below. The prices are adjusted to reflect a 3-for-2 stock split effected in 1996 by the payment of a 50% stock dividend on June 5 to stockholders of record on May 21, 1996.


                                      Low       High
                                      ---       ---
     1996
         First Quarter              $22.4167  $27.4167
         Second Quarter             $23.2500  $26.6250
         Third Quarter              $21.7500  $26.0000
         Fourth Quarter             $23.8750  $29.2500

     1997
         First Quarter              $25.0000  $30.7500
         Second Quarter             $27.7500  $34.8750
         Third Quarter              $32.9375  $38.3750
         Fourth Quarter             $35.5000  $42.5000


No cash dividends have been declared or paid on the common stock.

The number of stockholders of record on January 31, 1998 was 308. More than 98% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 224 brokerage firms, banks and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 15,000 unidentified beneficial owners.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
FIVE-YEAR FINANCIAL HISTORY                     1997             1996             1995              1994       1993
                                                ----             ----             ----              ----       ----
                                                        (In thousands, except per share and other data)
Results of Operations
---------------------
Revenues                                      $891,963          $782,023          $713,469          $615,103  $559,344
Expenses:
 Operating                                     705,867           625,331           575,462           492,990   450,720
 General and administrative                     34,983            32,182            30,440            29,897    27,747
 Depreciation and amortization                  37,395            30,677            25,973            21,283    18,567
                                              --------          --------          --------          --------  --------
                                               778,245           688,190           631,875           544,170   497,034
                                              --------          --------          --------          --------  --------
Income from operations                         113,718            93,833            81,594            70,933    62,310
Interest expense, net                          (15,339)          (10,415)           (9,835)           (8,662)   (9,490)
Equity in earnings of partnership                2,806             1,500               531
                                              --------          --------          --------          --------  --------
Income before taxes and cumulative effect      101,185            84,918            72,290            62,271    52,820
Income taxes                                    31,064            25,475            21,687            20,238    18,751
                                              --------          --------          --------          --------  --------
Income before cumulative effect                 70,121            59,443            50,603            42,033    34,069
Cumulative effect as of December 31,
 1992 of change in the method of
 accounting for income taxes                                                                                     1,430
                                              --------          --------          --------          --------  --------
Net income                                    $ 70,121          $ 59,443          $ 50,603          $ 42,033  $ 35,499
                                              ========          ========          ========          ========  ========
Earnings per share - basic:
Income before cumulative effect               $   1.57          $   1.30          $   1.08          $   0.88  $   0.70
Cumulative effect of accounting change                                                                            0.03
                                              --------          --------          --------          --------  --------
Net income                                    $   1.57          $   1.30          $   1.08          $   0.88  $   0.73
                                              ========          ========          ========          ========  ========
Earnings per share - diluted:
Income before cumulative effect               $   1.51          $   1.24          $   1.03          $   0.84  $   0.68
Cumulative effect of accounting change                                                                            0.03
                                              --------          --------          --------          --------  --------
Net income                                    $   1.51          $   1.24          $   1.03          $   0.84  $   0.71
                                              ========          ========          ========          ========  ========
Cash provided by operating activities         $ 72,611          $ 91,475          $ 59,519          $ 74,557  $ 60,668

Financial Position
------------------
Total assets                                  $936,351          $802,784          $729,191          $671,430  $635,994
Working capital                                 49,427            22,539            14,391            20,154    11,411
Long-term debt                                 292,951           202,295           159,082           149,028   155,500
Stockholders' equity                           434,006           393,034           374,430           344,501   316,919

Financial Measurements (Unaudited)
----------------------------------
Income from operations as a percent
 of revenues                                      12.7%             12.0%             11.4%             11.5%     11.1%
Income before cumulative effect as a
 percent of revenues                               7.9               7.6               7.1               6.8       6.1
Net debt-to-capital ratio                         40.1              34.1              29.8              26.6      32.1

Other Data (Unaudited)
----------------------
Number of facilities                               129               128               127               129       124
Number of licensed beds                         16,694            16,534            16,366            16,605    15,942
Percentage of occupied beds                         89%               89%               90%               91%       92%
Number of employees                             22,000            20,000            18,500            16,500    16,000


The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All per share data have been adjusted to reflect the 3-for-2 stock split effected in the form of a dividend in 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

DECEMBER 31, 1997 AND 1996

Health Care and Retirement Corporation (HCR or Company) paid $55,028,000 in 1997 for the acquisition of various businesses, including a privately held company, MileStone Healthcare, Inc., and contingent consideration related to prior year acquisitions. The businesses acquired provide rehabilitation therapy services and program management services for comprehensive medical rehabilitation and subacute care. The acquisitions were accounted for under the purchase method of accounting. HCR acquired assets of $12,000,000, assumed liabilities of $21,000,000 and recorded $64,000,000 of intangible assets. Certain of these agreements contain a provision for additional consideration contingent upon the future financial results of the business. The maximum contingent consideration related to 1997 and prior acquisitions aggregates $54,288,000 and will, if earned, be paid over the next five years and treated as additions to the purchase price of the businesses.

Property and equipment increased $50,238,000 as a result of renovations and capital improvements to existing facilities, the construction of a 180-bed facility in Ann Arbor, Michigan, that opened in June, 1997 and the partial construction of a 120-bed facility near Milwaukee, Wisconsin, scheduled for completion in the third quarter of 1998.

There was no valuation allowance related to the deferred tax assets at December 31, 1997 and 1996, as the assets could be realized through the reversal of existing taxable temporary differences.

RESULTS OF OPERATIONS - OVERVIEW

HCR is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business relates to long term care, operating 129 centers in 16 states with more than half located in Ohio, Michigan and Florida. The major factors influencing HCR's financial performance are acquisitions, consistently high occupancy rates in the Company's centers, and continued improvement in the percentage of revenue from Medicare, private pay and insured patients.

Growth in the core business continues with the construction of new facilities, including a 165-bed facility in West Bloomfield, Michigan, in December 1996 and 180-bed facility in Ann Arbor, Michigan, in June 1997. HCR is expanding the number of medical specialty units within its new facilities as well as its existing long term care centers that provide subacute medical care, rehabilitation programs or Alzheimer's care programs. During 1997, HCR added 5 medical specialty units, bringing the total to 63 units with more than 2,200 beds at December 31, 1997, compared to 58 units with 1,800 beds and 56 units with 1,700 beds at December 31, 1996 and 1995, respectively.

HCR has developed an integrated health care network from acquisitions, management agreements and a partnership.

MileStone Healthcare, Inc., acquired in January 1997 and a wholly owned subsidiary, is a leading provider of program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers, and comprehensive outpatient rehabilitation facilities (CORFs). These services are provided in 53 subacute and rehabilitation units and 10 CORFs located in 14 states at December 31, 1997.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in long term care centers of HCR, skilled centers of others, hospitals and outpatient therapy clinics serving the midwestern and mid-Atlantic states, Texas and Florida. This subsidiary expanded its operations by acquiring or opening 22 clinics in 1997, 32 clinics in 1996 and 16 clinics in 1995, making a total of 73 outpatient clinics at December 31, 1997.

HCR Home Health Care and Hospice, Inc., a wholly owned subsidiary, specializes in all levels of home health, hospice care and rehabilitation therapy with offices located in Ohio, Michigan, Indiana and Florida. This subsidiary acquired 2 offices in 1996 and 31 offices in 1995, making a total of 33 offices at December 31, 1997.

Vision Management Services, Inc., a majority owned subsidiary, and RVA Management Services, Inc., a wholly owned subsidiary, entered into long-term management contracts in 1996 and 1995 with physician practices in the midwestern states, specializing in vision care and refractive eye surgery. The Company receives a management fee equal to a certain percentage of operating income as defined by the agreements.

In 1994 HCR formed a partnership with Omnicare, Inc., a leading provider of institutional pharmacy services. Each of the companies has a 50% share in the partnership, Heartland Healthcare Services, which provides high quality pharmaceutical products on a cost-effective basis to long term care centers and institutional pharmacies. HCR accounts for the partnership under the equity method of accounting.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenue increased $109,940,000 or 14% from the prior year. Of the increase, 60% related to the acquisition of various businesses in 1996 and 1997. The remaining increases were due to mix changes and improved per diem rates, resulting from more specialized care, such as subacute medical care and rehabilitative services for more acutely ill patients. The occupancy levels were 89% in 1996 and 1997. The mix of revenue from Medicare, private pay and insured patients increased from 68% in 1996 to 70% in 1997, primarily due to the growth in revenue from acquisitions.

Operating expenses increased $80,536,000 or 13%. Of the increase, 60% related to the acquisition of various businesses in 1996 and 1997. The remaining increases were related to labor costs and general increases in other expenses. Labor costs, excluding those related to the acquisitions, represented 27% of the increase due to the average wage rate increases as well as growth in the staffing levels related to medical specialty units, rehabilitative services and home health care.

General and administrative expense approximated 4% of revenue in 1996 and 1997. The increase in depreciation of $3,285,000 related to the capital expenditures during 1996 and 1997 for new facilities, renovations and capital improvements. Amortization increased $3,433,000 due to the intangible assets recorded in connection with acquisitions in 1996 and 1997. The increase in interest expense of $5,405,000 was attributable to higher debt levels. The equity in earnings of the partnership increased as a result of the growth in supplying pharmaceutical needs of HCR centers and Omnicare pharmacies.

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

NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

During 1997, HCR satisfied its cash requirements from a combination of cash generated from operating activities and borrowing under a bank credit agreement. HCR used the cash principally for capital expenditures, acquisition of businesses, repayment of debt and the purchase of HCR common stock. At December 31, 1997, the Company maintained $7,455,000 in cash and cash equivalents, of which $2,700,000 was invested in short-term investments.

Cash used in investing activities amounted to $105,160,000 in 1997. Expenditures for property and equipment consisted of $39,862,000 for renovations, capital improvements and information systems, and $9,670,000 for the construction of a 180-bed facility in Ann Arbor, Michigan, which was completed in the second quarter, and the start of construction of a 120-bed facility near Milwaukee, Wisconsin. As part of the diversification into other health care services, HCR acquired various businesses and paid contingent consideration for prior years' acquisitions for a total of $55,028,000 in 1997.

Net cash provided by financing activities amounted to $37,615,000. The increase in debt under the credit agreement of $92,600,000 was partially used to repay other long-term debt of $20,667,000 which included debt assumed in the first quarter acquisitions and to purchase 1,139,100 shares of HCR stock for $38,113,000. As of December 31, 1997, a total of 6,264,650 HCR shares have been purchased, pursuant to the authority to purchase up to 8,000,000 HCR shares through December 31, 1998.

During 1997, a major portion of HCR's credit agreement was extended for another year in accordance with a provision under which HCR may annually request an extension of the commitment and, if the lenders agree, the maturity of the agreement will be extended for an additional year. At December 31, 1997, the credit agreement permitted HCR to borrow up to $325,000,000 through August 2, 2001; then the borrowing capacity is reduced to $295,000,000 through August 2, 2002. HCR had borrowed $285,000,000 and issued letters of credit totalling $12,359,000, which left a remaining unused borrowing capacity of $27,641,000 at December 31, 1997. The letters of credit benefit certain third party insurers and relate to recorded liabilities. HCR had obligations under noncancellable operating leases totalling $37,283,000 at December 31, 1997.

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

OTHER

HCR is in the process of changing substantially all of its information systems related to financial reporting and benefits to accommodate its growth strategy. These information systems are anticipated to be operational by the end of the first quarter of 1999 and will be Year 2000 compatible. The estimated costs of these systems is expected to be less than $15 million. Most of these costs will be capitalized and amortized over a five to twelve year period.

HCR has a Year 2000 task force which is determining the extent to which it is vulnerable to any third party failures to remediate their own Year 2000 issues. The task force is having, and will continue to have, formal communications with all of the Company's significant suppliers and large customers to determine the extent, if any, and the remedies, if needed, to which the Company's interface systems are vulnerable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on HCR's systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                     ----
Report of Ernst & Young LLP Independent Auditors                      17
Consolidated Balance Sheets                                           18
Consolidated Statements of Income                                     19
Consolidated Statements of Cash Flows                                 20
Consolidated Statements of Stockholders' Equity                       21
Notes to Consolidated Financial Statements                            22
Supplementary Data (Unaudited) - Summary of Quarterly Results         35

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Health Care and Retirement Corporation

We have audited the accompanying consolidated balance sheets of Health Care and Retirement Corporation and subsidiaries (HCR) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCR and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


Toledo, Ohio
January 27, 1998

                    HEALTH CARE AND RETIREMENT CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                   December 31
                                                                                   -----------
                                                                             1997                  1996
                                                                             ----                  ----
                                                                          (In thousands, except share data)
ASSETS
Current assets:
 Cash and cash equivalents                                                 $  7,455              $  2,389
 Receivables, less allowances for
  doubtful accounts of $19,184 and $13,335                                  138,049               114,777
 Prepaid expenses                                                             5,408                10,023
 Deferred income taxes                                                       19,839                19,801
                                                                           --------              --------
Total current assets                                                        170,751               146,990

Net property and equipment                                                  552,973               533,457
Intangible assets, net of amortization of $13,764 and $7,602:
 Goodwill                                                                   102,078                43,664
 Other                                                                       32,124                32,472
Other assets                                                                 78,425                46,201
                                                                           --------              --------
Total assets                                                               $936,351              $802,784
                                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $ 36,580              $ 32,218
 Employee compensation and benefits                                          36,855                34,425
 Accrued insurance liabilities                                               17,873                23,943
 Other accrued liabilities                                                   29,162                32,448
 Long-term debt due within one year                                             854                 1,417
                                                                           --------              --------
Total current liabilities                                                   121,324               124,451

Long-term debt                                                              292,951               202,295
Deferred income taxes                                                        67,276                66,798
Other liabilities                                                            20,794                16,206

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized
 Common stock, $.01 par value, 80,000,000 shares authorized,
 48,860,406 shares issued                                                       489                   489
 Capital in excess of par value                                             273,325               268,036
 Retained earnings                                                          275,519               210,306
                                                                           --------              --------
                                                                            549,333               478,831
 Less treasury stock, at cost (4,637,597 and 3,999,541 shares)             (115,327)              (85,797)
                                                                           --------              --------
Total stockholders' equity                                                  434,006               393,034
                                                                           --------              --------
Total liabilities and stockholders' equity                                 $936,351              $802,784
                                                                           ========              ========


                            See accompanying notes.

                    HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME


                                               Year ended December 31
                                               ----------------------
                                           1997            1996            1995
                                           ----            ----            ----
                                         (In thousands, except per share amounts)

Revenues                                 $891,963        $782,023        $713,469

Expenses:
 Operating                                705,867         625,331         575,462
 General and administrative                34,983          32,182          30,440
 Depreciation and amortization             37,395          30,677          25,973
                                         --------        --------        --------
                                          778,245         688,190         631,875
                                         --------        --------        --------

Income from operations                    113,718          93,833          81,594
Interest expense                          (17,203)        (11,798)        (10,659)
Interest income                             1,864           1,383             824
Equity in earnings of partnership           2,806           1,500             531
                                         --------        --------        --------

Income before income taxes                101,185          84,918          72,290
Income taxes                               31,064          25,475          21,687
                                         --------        --------        --------

Net income                               $ 70,121        $ 59,443        $ 50,603
                                         ========        ========        ========

Earnings per share:
 Basic                                   $   1.57        $   1.30        $   1.08
 Diluted                                 $   1.51        $   1.24        $   1.03

                            See accompanying notes.

                    HEALTH CARE AND RETIREMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31
                                                                            ----------------------
                                                                       1997         1996         1995
                                                                       ----         ----         ----
                                                                               (In thousands)
OPERATING ACTIVITIES
Net income                                                            $70,121      $59,443      $50,603
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                         37,709       32,020       27,630
 Provision for bad debts                                               10,644        8,073        5,288
 Deferred income taxes                                                  3,537        2,750        4,391
 Equity in earnings of partnership                                     (2,806)      (1,500)        (531)
 Gain from sale of property and equipment                                                        (1,538)
 Changes in assets and liabilities,
  excluding businesses acquired:
  Receivables                                                         (23,656)     (21,835)     (17,307)
  Prepaid expenses and other assets                                   (24,770)       4,110      (18,137)
  Accounts payable                                                      3,172       (1,683)      (1,013)
  Employee compensation and benefits                                    2,507        4,227        2,800
  Accrued insurance and other liabilities                              (3,847)       5,870        7,333
                                                                     --------     --------     --------
Total adjustments                                                       2,490       32,032        8,916
                                                                     --------     --------     --------

Net cash provided by operating activities                              72,611       91,475       59,519
                                                                     --------     --------     --------

INVESTING ACTIVITIES
Purchases and construction of property
 and equipment                                                        (49,532)     (51,901)     (33,877)
Proceeds from sale of property and equipment                                                      5,486
Cash paid to acquire businesses                                       (55,028)     (36,548)     (35,236)
Investment in partnership                                                (600)      (3,945)      (1,975)
                                                                     --------     --------     --------
Net cash used in investing activities                                (105,160)     (92,394)     (65,602)
                                                                     --------     --------     --------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                             92,600       42,400       14,000
Principal payments of long-term debt                                  (20,667)      (1,896)      (4,950)
Proceeds from exercise of stock options                                 3,795        2,573        3,084
Purchase of common stock for treasury                                 (38,113)     (47,511)     (28,161)
                                                                     --------     --------     --------
Net cash provided by (used in) financing activities                    37,615       (4,434)     (16,027)
                                                                     --------     --------     --------

Net increase (decrease) in cash                                         5,066       (5,353)     (22,110)
Cash and cash equivalents at beginning of year                          2,389        7,742       29,852
                                                                     --------     --------     --------
Cash and cash equivalents at end of year                              $ 7,455      $ 2,389      $ 7,742
                                                                     ========     ========     ========


                            See accompanying notes.

                    HEALTH CARE AND RETIREMENT CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Capital                                        Total
                                                     in Excess                                      Stock-
                                         Common       of Par          Retained        Treasury      holders
                                         Stock         Value          Earnings         Stock         Equity
                                         -----         -----          --------         ------        ------
                                                           (In thousands, except share data)
Balance at January 1, 1995                $326       $259,863         $107,266       $(22,954)       $344,501

   Vesting of restricted stock                          1,012                                           1,012
   Purchase of treasury stock
    (1,483,500 shares)                                                                (28,161)        (28,161)
   Exercise of stock options (522,675
    shares issued from treasury shares)                                 (3,336)         6,530           3,194
   Tax benefit from restricted stock
    and exercise of stock options                       3,281                                           3,281
   Net income                                                           50,603                         50,603
                                         ------      --------         --------       --------        --------
Balance at December 31, 1995                326       264,156          154,533        (44,585)        374,430

   Vesting of restricted stock                          1,012                                           1,012
   Purchase of treasury stock
    (1,939,400 shares)                                                                (47,511)        (47,511)
   Exercise of stock options (370,939
    shares issued from treasury shares)                                 (3,670)         6,299           2,629
   Tax benefit from restricted stock
    and exercise of stock options                       3,031                                           3,031
   Effect of 50% stock distribution         163          (163)
   Net income                                                           59,443                         59,443
                                         ------      --------         --------       --------        --------
Balance at December 31, 1996                489       268,036          210,306        (85,797)        393,034

   Purchase of treasury stock
    (1,149,897 shares, including 10,797
    shares from employees)                                                            (38,510)        (38,510)
   Exercise of stock options (511,841
    shares issued from treasury shares)                                 (4,908)         8,980           4,072
   Tax benefit from exercise
    of stock options                                    5,289                                           5,289
   Net income                                                           70,121                         70,121
                                         ------      --------         --------       --------        --------
Balance at December 31, 1997               $489      $273,325         $275,519      $(115,327)       $434,006
                                         ======      ========         ========      =========        ========


                            See accompanying notes.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

NATURE OF OPERATIONS
Health Care and Retirement Corporation (HCR or Company) is a provider of a range of health care services, including long term care, subacute medical care, rehabilitation therapy, home health care, pharmacy services and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR's business relates to long term care, operating 129 centers in 16 states with more than half located in Ohio, Michigan and Florida. Within HCR's centers, there are 63 medical specialty units which provide subacute medical care, rehabilitation programs or Alzheimer's care programs. HCR provides rehabilitation therapy in nursing centers of HCR and others, and 73 outpatient therapy clinics serving the midwestern and mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices located in Ohio, Michigan, Indiana, Illinois and Florida. HCR owns 50% of a pharmacy partnership that provides pharmaceutical products to long term care centers and pharmacies. Management services are provided to 53 subacute care and acute rehabilitation programs in hospitals and skilled nursing centers and 10 comprehensive outpatient rehabilitation facilities (CORFs) located in 14 states. HCR has entered into long-term agreements that provide capital and management services to physician practices in the midwestern states, specializing in vision care and refractive eye surgery.

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

IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. HCR considers external factors relating to each asset, including contract changes, local market developments, national health care trends and other publicly available information. If these external factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. As of December 31, 1997, HCR does not believe there is any indication that the carrying value or the amortization period of its assets needs to be adjusted.

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

TREASURY STOCK
HCR records the purchase of its common stock for treasury at cost. Differences between the proceeds for reissuance of treasury stock and the cost of the treasury stock, based on the first-in, first-out method, are charged to retained earnings.

STOCK BASED COMPENSATION
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. HCR accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options.

EARNINGS PER SHARE
Effective December 31, 1997, HCR changed its method of computing earnings per share (EPS) as required by Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income (income available to common stockholders) by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to basic EPS except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for HCR include shares issuable upon exercise of HCR's nonqualified stock options and restricted stock that has not vested. EPS amounts for prior periods have been restated.

NEW ACCOUNTING STANDARD
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

2.   EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                                1997       1996       1995
                                                ----       ----       ----
                                                 (In thousands, except EPS)
   Numerator:
      Net income (income available to common
       stockholders)                            $70,121    $59,443    $50,603

   Denominator:
      Denominator for basic EPS - weighted-
       average shares                            44,548     45,708     46,833
      Effect of dilutive securities:
         Stock options                            1,967      2,127      2,130
                                                -------    -------    -------
      Denominator for diluted EPS - adjusted
       weighted-average shares and assumed
       conversions                               46,515     47,835     48,963
                                                =======    =======    =======

   Basic EPS                                      $1.57      $1.30      $1.08
   Diluted EPS                                    $1.51      $1.24      $1.03

Options to purchase shares of HCR common stock were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares as follows:
408,275 shares granted in December 1997 at $39.44 for the 1997 calculation, 370,550 shares granted in December 1996 at $27.75 for the 1996 calculation and 455,700 shares granted in November 1995 at $21.50 for the 1995 calculation. Restricted stock awards of 339,500 shares in 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

3.   ACQUISITIONS

HCR paid $55,028,000, $36,548,000 and $35,236,000 in 1997, 1996 and 1995,
respectively, for the acquisition of various businesses, including home health care, rehabilitation therapy and management services agreements for subacute care, rehabilitation therapy, vision care and eye surgery. The acquisitions were accounted for under the purchase method of accounting. In 1997 HCR acquired assets of $12,000,000, assumed liabilities of $21,000,000 and recorded $64,000,000 of intangible assets. HCR also recorded intangible assets of $34,100,000 and $32,225,000 in 1996 and 1995, respectively. Certain of these agreements contain a provision for additional consideration contingent upon the future financial results of the business. The maximum contingent consideration aggregates $54,288,000 and will, if earned, be paid over the next five years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses are included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in 1997 and 1996.

4.   REVENUES

HCR receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totalled $500,000,000, $469,000,000 and $437,000,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Medicare and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements. Net third party settlements receivable amounted to $8,972,000 and $11,381,000 at December 31, 1997 and 1996, respectively. There were no non-governmental receivables which represented amounts in excess of 10% of total receivables at December 31, 1997 and 1996.

5.   PROPERTY AND EQUIPMENT


Property and equipment consists of the following:
                                                  1997      1996
                                                  ----      ----
                                                  (In thousands)

Land and improvements                           $ 66,966  $ 63,154
Buildings and improvements                       476,687   450,496
Equipment and furnishings                        131,958   111,124
Construction in progress                          14,846    15,445
                                                --------  --------
                                                 690,457   640,219
Less accumulated depreciation                    137,484   106,762
                                                --------  --------
Net property and equipment                      $552,973  $533,457
                                                ========  ========


Depreciation expense amounted to $30,747,000, $27,462,000 and $23,307,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.   LONG-TERM DEBT


Long-term debt consists of the following:
                                                  1997      1996
                                                  ----      ----
                                                   (In thousands)
Debt under the Credit Agreement                 $285,000  $192,400
Real estate mortgage and installment notes         1,234     2,046
Industrial development revenue bonds               3,130     3,290
Capital lease obligations (see Note 7)             4,441     5,976
                                                --------  --------
                                                 293,805   203,712
Less amounts due within one year                     854     1,417
                                                --------  --------
                                                $292,951  $202,295
                                                ========  ========



At December 31, 1997, HCR has an unsecured credit agreement with a group of banks (the Credit Agreement) which provides for an extendible $325,000,000 revolving loan commitment through August 2, 2001, then the borrowing capacity is reduced to $295,000,000 through August 2, 2002. The Credit Agreement includes a provision under which HCR may annually request an extension of the commitment and, if the lenders agree, the maturity of the agreement will be extended for an additional year. The amount available for additional direct borrowing and letters of credit was $27,641,000 at December 31, 1997.

Loans under the Credit Agreement bear interest at variable rates which reflect, at the election of the Company, either the agent bank's base lending rate, an increment of .225% to .55% over Eurodollar indices depending on the quarterly performance of a key ratio, or rates offered by any of the participating banks under bid procedures. The average interest rate on loans under the Credit Agreement was 6.19% and 5.94% at December 31, 1997 and 1996, respectively. A commitment fee is charged on unused credit availability ranging from an annual rate of .08% to .20% depending on the quarterly performance of a key ratio.

The Credit Agreement contains various covenants, restrictions and events of default. Among other things, these provisions require HCR to maintain certain financial ratios and restrict its ability to incur indebtedness, create liens or dispose of assets in excess of specified levels.

The real estate mortgage notes and certain industrial development revenue bonds are collateralized by real estate. Amounts under these facilities are payable monthly at varying interest rates from 9.75% to 11.58%. Maturities range from 2000 to 2008.

Long-term debt maturities for the five years subsequent to December 31, 1997 are as follows: 1998 - $854,000; 1999 - $1,006,000; 2000 - $962,000; 2001 -
$590,000 and  2002 - $285,642,000.

Capitalized interest costs amounted to $436,000, $655,000 and $257,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Interest paid amounted to $16,206,000, $10,496,000 and $9,794,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.   LEASES

HCR leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. The cost and accumulated amortization of property and equipment under capital leases were:


                                                 1997     1996
                                                 ----     ----
                                                (In thousands)
Land and improvements                          $ 1,330  $ 1,426
Buildings and improvements                      15,636   18,975
Equipment and furnishings                        2,580    3,016
                                               -------  -------
                                                19,546   23,417
Less accumulated amortization                    1,509    1,480
                                               -------  -------
                                               $18,037  $21,937
                                               =======  =======

Payments under noncancellable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 1997 are as follows:


                                                Operating  Capital
                                                 Leases    Leases
                                                ---------  -------
                                                    (In thousands)

1998                                              $ 8,779     $449
1999                                                8,003      453
2000                                                6,567      456
2001                                                5,519      461
2002                                                4,521      465
Later years                                         3,894   11,540
                                                  -------   ------
Total minimum lease payments                      $37,283   13,824
                                                  =======

Less amount representing interest                            9,383
                                                            ------

Present value of net minimum
 lease payments (included in
 long-term debt - see Note 6)                               $4,441
                                                            ======


Rental expense was $11,476,000, $9,361,000 and $7,704,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   INCOME TAXES

The provision for income taxes consists of the following:


                                  1997        1996       1995
                                  ----        ----       ----
                                          (In thousands)
Current:
 Federal                         $25,541    $21,025    $15,809
 State and local                   1,986      1,700      1,487
                                 -------    -------    -------
                                  27,527     22,725     17,296

Deferred:
 Federal                           2,993      2,327      3,715
 State and local                     544        423        676
                                 -------    -------    -------
                                   3,537      2,750      4,391
                                 -------    -------    -------
                                 $31,064    $25,475    $21,687
                                 =======    =======    =======

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes is as follows:


                                             1997        1996         1995
                                             ----        ----         ----
                                                     (In thousands)
Income taxes computed at statutory rate     $35,415     $29,721      $25,302
Differences resulting from:
 State and local income taxes                 1,644       1,380        1,406
 Corporate owned life insurance              (6,455)     (5,620)      (5,329)
 Other                                          460          (6)         308
                                            -------     -------      -------
Provision for income taxes                  $31,064     $25,475      $21,687
                                            =======     =======      =======


Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of HCR's federal and state deferred tax assets and liabilities are as follows:


                                                         1997     1996
                                                         ----     ----
                                                        (In thousands)
Net current deferred tax assets:
 Allowances for receivables and settlements              $8,523   $6,710
 Accrued insurance reserves                               6,927    9,214
 Employee compensation and benefits                       5,195    5,066
 Other                                                     (806)  (1,189)
                                                        -------  -------
                                                        $19,839  $19,801
                                                        =======  =======

Net noncurrent deferred tax liabilities:
 Fixed asset bases and depreciation differences         $69,712  $66,008
 Pension receivable                                       5,984    5,388
 Deferred compensation                                   (5,118)  (3,312)
 Life insurance                                          (1,561)  (1,184)
 Noncompete agreements                                   (1,404)  (1,404)
 Other                                                     (337)   1,302
                                                        -------  -------
                                                        $67,276  $66,798
                                                        =======  =======


Income taxes payable amounted to $17,250,000 and $19,601,000 at December 31, 1997 and 1996, respectively. Income taxes paid amounted to $24,986,000, $18,380,000 and $13,623,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

9.   STOCK PLANS

HCR has stock option plans for key employees and for outside directors which authorize the grant of options for up to 8,199,000 and 300,000 shares, respectively. There were 1,936,687 and 2,297,634 shares available for future grant at December 31, 1997 and 1996, respectively. Generally, the exercise price of each option equals the market price of HCR's stock on the date of grant and an option's maximum term is ten years. The options for key employees vest at the end of three years and the options for outside directors vest immediately.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), HCR has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and accordingly, did not recognize compensation expense for options granted in 1997,1996 and 1995. If HCR had accounted for its 1997, 1996 and 1995 options under the fair value method of FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                      1997         1996         1995
                                      ----         ----         ----
Net income - as reported             $70,121      $59,443      $50,603
Net income - pro forma               $68,531      $58,558      $50,373

Earnings per share - as reported:
  Basic                                $1.57        $1.30        $1.08
  Diluted                              $1.51        $1.24        $1.03
Earnings per share - pro forma:
  Basic                                $1.54        $1.28        $1.08
  Diluted                              $1.47        $1.23        $1.03

The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants prior to 1995. The pro forma effect will not be fully reflected until 1998.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 20% in all years; risk-free interest rates of 5.92%, 5.95% and 5.78%; and expected lives of 5.7, 5.9 and
5.7 years. The weighted average fair value of options granted is $13.01, $9.45 and $7.10 per share in 1997, 1996 and 1995, respectively. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since HCR's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Information regarding these option plans for 1995, 1996 and 1997 is as follows:


                                                               Weighted
                                                                Average
                                                               Exercise
                                                  Shares         Price
                                                  ------       --------
Options outstanding at
  January 1, 1995                               5,170,156        $7.60
Options granted                                   491,700       $21.31
Options forfeited                                (111,187)      $11.49
Options exercised                                (522,675)       $5.90
                                                ---------

Options outstanding at
  December 31, 1995                             5,027,994        $9.03
Options granted                                   406,550       $27.40
Options forfeited                                 (77,400)      $16.34
Options exercised                                (370,939)       $6.94
                                                ---------

Options outstanding at
  December 31, 1996                             4,986,205       $10.57
Options granted                                   455,072       $38.77
Options forfeited                                 (94,125)      $21.58
Options exercised                                (511,841)       $7.80
                                                ---------

Options outstanding at
  December 31, 1997                             4,835,311       $13.31
                                                =========
Options exercisable at
  December 31, 1995                             3,098,807        $6.42
  December 31, 1996                             3,781,167        $6.86
  December 31, 1997                             3,701,561        $8.23

The following tables summarize information about options outstanding and options exercisable at December 31, 1997:


                              Options Outstanding
                              -------------------
                                                     Weighted
                                         Weighted    Average
 Range of                                Average     Remaining
 Exercise                   Number       Exercise   Contractual
  Prices                  Outstanding     Price        Life
  ------                  -----------    --------   -----------
 $5 - $10                   2,874,614      $5.82        4.0
$10 - $20                     747,250     $15.21        6.4
$20 - $30                     759,273     $24.52        8.4
$30 - $40                     454,174     $38.78        9.7
                            ---------
                            4,835,311     $13.31        5.5
                           ==========


                         Options Exercisable
                         -------------------

                                      Weighted
Range of                               Average
Exercise                  Number      Exercise
Prices                  Exercisable    Price
----------              -----------  ----------
 $5 - $10                2,874,614       $5.82
$10 - $20                  743,650      $15.23
$20 - $30                   37,398      $23.90
$30 - $40                   45,899      $32.97
                        ----------
                         3,701,561       $8.23
                        ==========


HCR has a restricted stock plan for corporate officers and certain key senior management employees which authorizes up to 1,392,866 restricted shares to be issued. During 1991 corporate officers were issued 892,866 restricted shares that vested 20% of the shares each year. During 1997 executive officers and key senior management employees were awarded 339,500 restricted shares contingent upon the achievement during 1997 of certain performance-based criteria. Such criteria were met at December 31, 1997. The restricted stock will be issued in early 1998 after certification by the Board of Directors that the criteria were achieved. The restrictions associated with the restricted stock will lapse as of December 31, 2000 for key senior management employees and the later of December 31, 2000 or retirement for corporate officers.

Compensation expense related to stock options granted in October, 1991 and restricted stock was $450,000, $1,010,000 and $1,221,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  EMPLOYEE BENEFIT PLANS

HCR has a qualified, defined benefit pension plan (Pension Plan) with benefits based on compensation and length of service. The Pension Plan was amended in 1994 to freeze all future benefits under the plan. The Pension Plan covered substantially all full-time employees as of December 31, 1994.


The funded status of the Pension Plan is as follows:
                                                         1997       1996
                                                         ----       ----
                                                         (In thousands)
Actuarial present value of benefit obligations:
      Vested                                          $  16,795   $  18,216
      Nonvested                                             996       2,517
                                                      ---------   ---------
Accumulated benefit obligation                        $  17,791   $  20,733
                                                      =========   =========

Projected benefit obligation                          $  17,791   $  20,733
Plan assets at fair value                                37,922      33,295
                                                      ---------   ---------
Plan assets in excess of
 projected benefit obligation                           (20,131)    (12,562)
Unrecognized net gain (loss)                              4,632      (1,254)
                                                      ---------   ---------
Prepaid pension cost at end of year                   $ (15,499)  $ (13,816)
                                                      =========   =========

The components of the net pension income for the Pension Plan are as follows:

                                                     1997      1996        1995
                                                     ----      ----        ----
                                                             (In thousands)
Interest cost on projected benefit obligation      $  1,266   $  1,507    $  1,381
Actual return on plan assets                         (6,445)    (4,146)     (6,776)
Net amortization and deferral                         3,496      1,165       3,998
                                                   --------   --------    --------
Net pension income                                 $ (1,683)  $ (1,474)   $ (1,397)
                                                   ========   ========    ========


The actuarial present value of benefit obligations is based on a discount rate of 7.5% at December 31, 1997 and 1996. The freezing of future pension benefits during 1994 eliminated any future salary increases from the computation effective December 31, 1994. The expected long-term rate of return on assets is 10% for 1997 and 1996. Plan assets include commingled funds with investments in marketable equity securities, international equity securities and government and corporate debt securities.

HCR has a Senior Executive Retirement Plan (SERP) which is a non-qualified plan designed to provide pension benefits and life insurance for corporate officers (15 employees). Pension benefits are based on compensation and length of service. The benefits under the SERP are provided from a combination of the benefits to which the corporate officers are entitled under the Pension Plan and from life insurance policies that are owned by the corporate officers who have assigned the corporate interest (HCR's share of premiums paid) in the policies to HCR. HCR's share of the cash surrender value of the policies was $14,200,000 and $11,879,000 at December 31, 1997 and 1996, respectively, and was included in other assets. The accrued and unfunded liability was $3,683,000 and $2,697,000 at December 31, 1997 and 1996, respectively, and was included in other long-term liabilities.

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

HCR contributes an amount equal to one-half of the participant's 401(k) contributions up to a maximum matching contribution of 2% or 3% of the participant's base salary depending on the participant's date of employment. Company matching contributions to the 401(k) amounted to $1,510,000, $1,172,000 and $898,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in matching contributions was due to additional employees from acquisitions and the participation of previously ineligible employees.

Under the SMSP, HCR accrues an amount equal to one-half of the participant's SMSP salary deferral up to a maximum matching amount of 3% of the participant's compensation, as defined, and accrues the earnings calculated on each participant's unit investments. HCR's expense for the matching amount and the earnings amounted to $2,539,000, $1,180,000 and $1,220,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in expense relates primarily to growth in earnings on the unit investments.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:


                                         1997               1996
                                   -----------------  -----------------
                                   Carrying   Fair    Carrying   Fair
                                    Amount    Value    Amount    Value
                                   --------  -------  --------  -------
                                             (In thousands)

Cash and cash equivalents           $ 7,455  $ 7,455   $ 2,389  $ 2,389
Long-term debt, excluding
capitalized leases                  289,364  289,989   197,736  198,279


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

12.  STOCKHOLDER RIGHTS PLAN

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

                    HEALTH CARE AND RETIREMENT CORPORATION

                        SUPPLEMENTARY DATA (UNAUDITED)

                         SUMMARY OF QUARTERLY RESULTS




                                      Year ended December 31, 1997
                                      ----------------------------
                          First      Second      Third       Fourth      Year
                          -----     -------      -----       ------      ----
                                  (In thousands, except per share amounts)
Revenues                 $213,912    $220,356    $226,606    $231,089  $891,963
Income from operations     26,923      28,209      29,310      29,276   113,718
Net income                 16,324      17,219      18,151      18,427    70,121

Earnings per share:
 Basic                      $0.37       $0.39       $0.41       $0.41     $1.57
 Diluted                    $0.35       $0.37       $0.39       $0.40     $1.51



                                      Year ended December 31, 1996
                                      ----------------------------
                          First      Second      Third       Fourth      Year
                          -----     -------      -----       ------      ----
 Revenues                $187,645    $194,267    $199,205    $200,906  $782,023
 Income from operations    22,235      22,895      24,192      24,511    93,833
 Net income                13,931      14,630      15,232      15,650    59,443

 Earnings per share:
  Basic                     $0.30       $0.32       $0.34       $0.35     $1.30
  Diluted                   $0.29       $0.30       $0.32       $0.33     $1.24



The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on directors of the Registrant is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed pursuant to Regulation 14A with the Commission prior to April 30, 1998. The names, ages, offices and positions held during the last five years of each of the Company's executive officers and other corporate officers is set forth below.

                              EXECUTIVE OFFICERS


NAME                 AGE  OFFICE AND EXPERIENCE
----                 ---  ---------------------
PAUL A. ORMOND       48   Chairman of the Board, President and Chief Executive
                          Officer of HCR since August 1991 and President and
                          Chief Executive Officer of Health Care and Retirement
                          Corporation of America (HCRA), a subsidiary of the
                          Company, since October 1991.  Member of Class I of
                          the Board of Directors of the Company, with a term
                          expiring in 1998.

M. KEITH WEIKEL      59   Senior Executive Vice President and Chief Operating
                          Officer of HCR since August 1991 and Senior Executive
                          Vice President and Chief Operating Officer of HCRA
                          since October 1991.  Member of Class III of the Board
                          of Directors of the Company, with a term expiring in
                          2000.

GEOFFREY G. MEYERS   53   Executive Vice President, Chief Financial Officer and
                          Treasurer of HCR since August 1991 and Executive Vice
                          President and Chief Financial Officer of HCRA since
                          October 1991.  Member of Class II of the Board of
                          Directors of the Company, with a term expiring in
                          1999.

R. JEFFREY BIXLER    52   Vice President and General Counsel of HCR and HCRA
                          since November 1991 and Secretary of HCR and HCRA
                          since December 1991.


NANCY A. EDWARDS     47   Vice President and General Manager of Central
                          Division of HCR and HCRA since December 1993;
                          Assistant Vice President and General Manager of HCRA
                          from June 1993 to December 1993; and Florida Regional
                          Manager of HCRA from October 1991 to June 1993.

JEFFREY W. FERGUSON  49   Vice President and General Manager of Midwest
                          Division of HCR and HCRA since February 1995; Vice
                          President and Director of Marketing of HCR from
                          August 1991 to February 1995; and Vice President and
                          Director of Marketing of HCRA from October 1991 to
                          February 1995.

SPENCER C. MOLER     50   Vice President and Controller of HCR since August
                          1991 and Controller and Treasurer of HCRA since
                          October 1991.

F. JOSEPH SCHMITT    49   Vice President and General Manager of Southern
                          Division of HCR and HCRA since December 1993 and
                          Florida Senior Regional Manager of HCRA from October
                          1991 to December 1993.

PAUL G. SIEBEN       51   Vice President and Director of Development and
                          Construction of HCR since August 1991 and Vice
                          President and Director of Development and
                          Construction of HCRA since October 1991.


                      OTHER CORPORATE OFFICERS


J. SUSAN HINES        44   Vice President and Director of Medical Specialty
                           Programs of HCR and HCRA since December 1996; Vice
                           President and Director of Clinical Services and
                           Specialty Programs of HCR and HCRA from May 1993 to
                           December 1996; Assistant Vice President for Clinical
                           Services and Specialty Programs of HCRA from April
                           1993 to May 1993; and Assistant Vice President and
                           Director of Professional Services of HCRA from
                           October 1991 to April 1993.

WILLIAM H. KINSCHNER  50   Vice President and Director of Management Support
                           Services of HCR since December 1995; Vice President
                           and Director of Planning of HCR and HCRA from May
                           1993 to December 1995; Vice President and Director
                           of Planning and Reimbursement of HCR from August
                           1991 to May 1993;  and Vice President and Director
                           of Planning and Reimbursement of HCRA from October
                           1991 to May 1993.

BARRY A. LAZARUS  46   Vice President and Director of Reimbursement of HCR and
                       HCRA since May 1993 and Executive Vice President for
                       AmCorps, Inc. from February 1992 to May 1993.

WADE B. O'BRIAN   54   Vice President and Director of Human Resources and Labor
                       Relations of HCR since August 1991 and Vice President
                       and Director of Human Resources and Labor Relations of
                       HCRA since October 1991.

JOYCE C. SMITH    53   Vice President and Director of Professional Services of
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


ITEM 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated herein by reference under the heading "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information on security ownership of certain beneficial owners is incorporated herein by reference under the heading "Security Ownership of Certain Management and Beneficial Owners" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1998.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Health Care and Retirement Corporation and subsidiaries are filed as part of this Form 10-K in Item 8 on the pages indicated:

                                                                      Page
                                                                      ----
      Report of Ernst & Young LLP Independent Auditors                17
      Consolidated Balance Sheets - December 31, 1997 and 1996        18
      Consolidated Statements of Income -
         Years ended December 31, 1997, 1996 and 1995                 19
      Consolidated Statements of Cash Flows -
         Years ended December 31, 1997, 1996 and 1995                 20
      Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1997, 1996 and 1995                 21
      Notes to Consolidated Financial Statements - December 31, 1997  22


The following consolidated financial statement schedule of Health Care and Retirement Corporation and subsidiaries is included in this Form 10-K on page 40:

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

                     HEALTH CARE AND RETIREMENT CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                              Charged             Additions
                                  Balance at  to Costs   Deduc-     From      Balance
                                  Beginning     and      tions    Acquisi-   at End of
                                  of Period   Expenses  (Note 1)    tions     Period
                                  ----------  --------  --------  ---------  ---------
Year ended December 31, 1997:
Deducted from asset accounts:
 Allowance for doubtful accounts     $13,335   $10,644  $(5,935)     $1,140    $19,184
                                     =======   =======  ========     ======    =======

Year ended December 31, 1996:
Deducted from asset accounts:
 Allowance for doubtful accounts     $11,485    $8,073  $(7,516)     $1,293    $13,335
                                     =======    ======  ========     ======    =======

Year ended December 31, 1995:
Deducted from asset accounts:
 Allowance for doubtful accounts     $11,882    $5,288  $(6,229)       $544    $11,485
                                     =======    ======  ========       ====    =======

(1)  Uncollectible accounts written off, net of recoveries.

EXHIBITS


S-K Item 601
     No.                               Document
-------------
 3.1        --  Certificate of Incorporation of Health Care and Retirement
                Corporation (filed as Exhibit 4.1 to the Registrant's
                Registration Statement on Form S-1,
                File No. 33-42535 and incorporated herein by reference).
 3.2        --  By-laws of Health Care and Retirement Corporation (filed as
                Exhibit 4.2 to the Registrant's Registration Statement on Form
                S-1, File No. 33-42535 and incorporated herein by reference).
 4          --  Amended and Restated Credit Agreement among Health Care and
                Retirement Corporation, various lenders and Continental Bank, as agent, dated as of August 2, 1994 (filed as Exhibit 4 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
 4.1        --  First Amendment to the Amended and Restated Credit Agreement
                among Health Care and Retirement Corporation, various lenders and Bank of America National Trust and Savings Association, as
                agent, dated as of July 7, 1995 (filed as Exhibit 4 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).
 4.2        --  Third Amendment to the Amended and Restated Credit Agreement
                among Health Care and Retirement Corporation, various lenders and Bank of America National Trust and Savings Association, as
                agent, dated as of January 24, 1997 (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996 and incorporated herein by reference).
 10.1       --  Stock Purchase Agreement and amendment among HCR, HCRC Inc.,
                O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to the
                Registrant's Registration Statement on Form S-1, File No.
                33-42535 and incorporated herein by reference).
 10.2       --  Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No.
                33-42535 and incorporated herein by reference).
 10.3       --  Performance Award Plan (filed on pages A1 to A4 of the
                Registrant's Proxy Statement dated March 22, 1994 in connection with its Annual Meeting held on May 3, 1994 and incorporated herein by reference).
 10.4       --  Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8, File
                No. 33-83324 and incorporated herein by reference).
 10.5       --  Revised form of Non-Qualified Stock Option Agreement between
                HCR and various Key Employees participating in the Stock Option
                Plan for Key Employees (filed as Exhibit 4.7 to the
                Registrant's Registration Statement on Form S-8, File
                No.33-48885 and incorporated herein by reference).
 10.6       --  Amended Restricted Stock Plan (filed on pages A1 to A9 of the
                Registrant's Proxy Statement dated March 25, 1997 in
                connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).


 10.7        --  Revised form of Restricted Stock Plan Agreement between HCR and officers participating in Restricted Stock Plan (filed as
                 Exhibit 10.7(a) to the Registrant's Registration Statement on
                 Form S-1, File No. 33-42535 and incorporated herein by
                 reference).
 10.8        --  Form of Employment Agreement between HCRA and remaining executive officers (filed as Exhibit 10.13 to the Registrant's
                 Registration Statement on Form S-1, File No. 33-42535 and
                 incorporated herein by reference).
*10.9        --  Form of Second Amended Employment Agreement between HCRA, HCR and Paul A. Ormond.
*10.10       --  Form of Second Amended Employment Agreement between HCRA, HCR and M. Keith Weikel.
*10.11       --  Form of Second Amended Employment Agreement between HCRA, HCR and Geoffrey G. Meyers.
*10.12       --  Form of Second Amended Employment Agreement between HCRA, HCR and R. Jeffrey Bixler.
 10.13       --  Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File
                 No. 33-48885 and incorporated herein by reference).
 10.14       --  Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to the
                 Registrant's Registration Statement on Form S-8, File No,
                 33-48885 and incorporated herein by reference).
 10.15       --  Executive Officer Deferred Compensation Plan dated December
                 18, 1991 (filed as Exhibit 10.12 to the Registrant's Annual
                 Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).
 10.16       --  Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to the
                 Registrant's Registration Statement on Form S-1, File No.
                 33-42535 and incorporated herein by reference).
 10.17       --  Senior Executive Retirement Plan dated October 1, 1992 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1992 and incorporated herein by reference).
 10.18       --  Senior Management Savings Plan dated December 17, 1992 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1992 and incorporated herein by reference).
*21          --  Subsidiaries of the Registrant
*23          --  Consent of Independent Auditors
*27          --  Financial Data Schedule for the year ended December 31, 1997


REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter ended December 31, 1997.
____________
* Filed herewith.

                                   SIGNATURES

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

DATE:  February 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Health Care and Retirement Corporation and in the capacities and on the date indicated.


     SIGNATURE            TITLE
     ---------            -----

  /s/ John J. Clair, Jr.
------------------------
John J. Clair, Jr.        Director

  /s/ Joseph H. Lemieux
------------------------
Joseph H. Lemieux         Director

  /s/ Geoffrey G. Meyers
------------------------
Geoffrey G. Meyers        Executive Vice President, Chief Financial Officer and
                          Treasurer; Director (Principal Financial Officer)

  /s/ Spencer C. Moler
------------------------
Spencer C. Moler          Vice President and Controller (Principal Accounting
                          Officer)

  /s/ Paul A. Ormond
------------------------
Paul A. Ormond            Chairman of the Board of Directors, President and
                          Chief Executive Officer (Principal Executive Officer)

  /s/ Robert G. Siefers
------------------------
Robert G. Siefers         Director

  /s/ M. Keith Weikel
------------------------
M. Keith Weikel           Senior Executive Vice President and Chief Operating
                          Officer; Director


  /s/ Thomas L. Young
---------------------
Thomas L. Young           Director


DATE:   February 17, 1998

                                EXHIBIT INDEX




     Exhibit
     Number   Description
     -------  -----------
      10.9    Form of Second Amended Employment Agreement between
              HCRA, HCR and Paul A. Ormond.

      10.10   Form of Second Amended Employment Agreement between
              HCRA, HCR and M. Keith Weikel.

      10.11   Form of Second Amended Employment Agreement between
              HCRA, HCR and Geoffrey G. Meyers.

      10.12   Form of Second Amended Employment Agreement between
              HCRA, HCR and R. Jeffrey Bixler.

      21      Subsidiaries of the Registrant

      23      Consent of Independent Auditors

      27      Financial Data Schedule for the year ended December 31, 1997