Form 10-K/A
period 1997-12-31
HEALTH CARE & RETIREMENT CORP / DE
filed 1998-03-30
CIK 878736

                                   FORM 10-K/A

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

                         COMMISSION FILE NUMBER: 1-10858
                     HEALTH CARE AND RETIREMENT CORPORATION
             (Exact name of registrant as specified in its charter)


                      DELAWARE                            34-1687107
           (State or other jurisdiction of              (IRS Employer
           incorporation or organization)             Identification No.)


              ONE SEAGATE, TOLEDO, OHIO                   43604-2616
      (Address of principal executive offices)            (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (419) 252-5500

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                   Name of each exchange
                    Title of each class             on which registered
                    -------------------             -------------------
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

Based on the closing price of $46.8125 per share on March 12, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $2,031,544,533. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates", as that term is defined under the Securities Act of 1934.

     The number of shares of Common Stock, $.01 par value, of Health Care and Retirement Corporation outstanding as of March 12, 1998 was 44,829,892.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:


     Specific portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 5, 1998 are incorporated by reference in Part III.


                            (Cover page 2 of 2 pages)

                                   FORM 10-K/A
                     HEALTH CARE AND RETIREMENT CORPORATION

Health Care and Retirement Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by adding Exhibits 27.1 and
27.2 for the restatement of the financial data schedules for the periods ended June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, June 30,
1997 and September 30, 1997. The financial data schedules are being restated for the earnings per share line items as HCR changed its method of computing earnings per share (EPS) as required by Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective December 31, 1997. EPS amounts for prior periods have been restated.


ITEM 14.  EXHIBITS
------------------

EXHIBITS

S-K Item 601
      No.                                             Document
------------
    *27.1 -- Financial Data Schedules that are being restated for the six months ended June 30, 1996, the nine months ended September 30, 1996 and the year ended December 31, 1996.

    *27.2 -- Financial Data Schedules that are being restated for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.


* Filed herewith.

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

                                      HEALTH CARE AND RETIREMENT CORPORATION
                                      (Registrant)

                                       by   /s/ Geoffrey G. Meyers
                                           -----------------------
                                            Geoffrey G. Meyers
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer

DATE:  March 30, 1998

                                  EXHIBIT INDEX


        Exhibit
        Number             Description
        ------             -----------

          27.1 Financial Data Schedules that are being restated for the six months ended June 30, 1996, the nine months ended September 30, 1996 and the year ended December 31, 1996.

          27.2 Financial Data Schedules that are being restated for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.