Form 10-Q
period 1998-03-31
HEALTH CARE & RETIREMENT CORP / DE
filed 1998-05-13
CIK 878736

================================================================================
--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 1998.

                Common stock, $0.01 par value - 44,791,042 shares

================================================================================
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                         3

             Consolidated Statements of Income -
             Three months ended March 31, 1998 and 1997                   4

             Consolidated Statements of Cash Flows -
             Three months ended March 31, 1998 and 1997                   5

             Notes to Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                            9

Item 2.      Changes in Securities                                        9

Item 3.      Defaults Upon Senior Securities                              9

Item 4.      Submission of Matters to a Vote of Security Holders          9

Item 5.      Other Information                                            9

Item 6.      Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                               10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,               December 31,
                                                                                   1998                      1997
                                                                                   ----                      ----
                                                                               (Unaudited)                 (Note)
                                                                                       (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $   3,460                  $   7,455
  Receivables, less allowances for
   doubtful accounts of $17,799 and $19,184                                      138,505                    138,049
  Prepaid expenses                                                                 5,320                      5,408
  Deferred income taxes                                                           19,839                     19,839
                                                                                --------                   --------
Total current assets                                                             167,124                    170,751

Property and equipment, net of accumulated
 depreciation of $145,873 and $137,484                                           555,214                    552,973
Intangible assets, net of amortization of $14,886 and $13,764:
  Goodwill                                                                       107,240                    102,078
  Other                                                                           31,679                     32,124
Other assets                                                                      88,059                     78,425
                                                                               ---------                  ---------
Total assets                                                                    $949,316                   $936,351
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 31,742                   $ 36,580
  Employee compensation and benefits                                              32,951                     36,855
  Accrued insurance liabilities                                                   18,117                     17,873
  Other accrued liabilities                                                       39,119                     29,162
  Long-term debt due within one year                                                 868                        854
                                                                               ---------                 ----------
Total current liabilities                                                        122,797                    121,324

Long-term debt                                                                   292,603                    292,951
Deferred income taxes                                                             67,276                     67,276
Other liabilities                                                                 21,088                     20,794
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 80,000,000 shares authorized,
   49,199,906 and 48,860,406 shares issued                                           492                        489
  Capital in excess of par value                                                 274,037                    273,325
  Retained earnings                                                              287,972                    275,519
                                                                                --------                   --------
                                                                                 562,501                    549,333
  Less treasury stock, at cost (4,365,839 and 4,637,597 shares)                 (116,949)                  (115,327)
                                                                               ---------                  ---------
Total stockholders' equity                                                       445,552                    434,006
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $949,316                   $936,351
                                                                                ========                   ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.






                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                  1998                     1997
                                                                                  ----                     ----
                                                                            (In thousands, except earnings per share)

Revenues                                                                        $226,512                  $213,912

Expenses:
  Operating                                                                      176,705                   170,415
  General and administrative                                                       9,438                     7,808
  Depreciation and amortization                                                    9,658                     8,766
                                                                                --------                  --------
                                                                                 195,801                   186,989
                                                                                --------                  --------

Income from operations                                                            30,711                    26,923

Interest expense, net                                                             (4,110)                   (3,812)
Equity in earnings of partnership                                                  1,191                       444
                                                                                --------                  --------

Income before income taxes                                                        27,792                    23,555

Income taxes                                                                       8,532                     7,231
                                                                                --------                  --------

Net income                                                                      $ 19,260                  $ 16,324
                                                                                ========                  ========

Earnings per share:
  Basic                                                                         $    .43                  $    .37
  Diluted                                                                       $    .42                  $    .35


                See notes to consolidated financial statements.


                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                   1998                    1997
                                                                                   ----                    ----
                                                                                        (In thousands)

OPERATING ACTIVITIES
Net income                                                                       $19,260                  $16,324
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                    9,970                    8,836
  Provision for bad debts                                                            693                    1,480
  Equity in earnings of partnership                                               (1,191)                    (444)
  Changes in assets and liabilities, excluding businesses acquired:
   Receivables                                                                    (1,149)                  (6,793)
   Prepaid expenses and other assets                                              (8,533)                  (2,991)
   Accounts payable                                                               (4,838)                  (2,644)
   Employee compensation and benefits                                             (3,300)                  (2,880)
   Accrued insurance and other liabilities                                         1,872                    8,417
                                                                                 -------                  -------
Total adjustments                                                                 (6,476)                   2,981
                                                                                 -------                  -------

Net cash provided by operating activities                                         12,784                   19,305

INVESTING ACTIVITIES
Purchases and construction of property and equipment                             (10,521)                 (12,693)
Cash paid to acquire businesses                                                   (5,964)                 (45,201)
                                                                                 -------                  -------
Net cash used in investing activities                                            (16,485)                 (57,894)
                                                                                 -------                  -------

FINANCING ACTIVITIES
Net borrowings under bank credit agreement                                                                 72,600
Principal payments of long-term debt                                                (334)                 (18,473)
Proceeds from exercise of stock options                                              598                      804
Purchase of common stock for treasury                                               (558)                 (10,625)
                                                                                --------                 --------
Net cash provided by (used in) financing activities                                 (294)                  44,306
                                                                                --------                 --------

Net increase (decrease) in cash                                                   (3,995)                   5,717

Cash and cash equivalents at beginning of year                                     7,455                    2,389
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $ 3,460                  $ 8,106
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
-----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - Earnings Per Share
---------------------------

The calculation of earnings per share (EPS) is as follows for the three months ended March 31:

                                                   1998              1997
                                                   ----              ----
                                                       (In thousands)
[S]                                                [C]              [C]
Numerator:
   Net income (income available to
     common stockholders)                          $19,260          $16,324
                                                   =======          =======

Denominator:
   Denominator for basic EPS -
     weighted-average shares                        44,327           44,673

   Effect of dilutive securities:
     Stock options                                   1,902            1,859
     Nonvested restricted stock                         31
                                                   -------          -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                 46,260           46,532
                                                    ======           ======

Basic EPS                                             $.43             $.37
Diluted EPS                                           $.42             $.35

NOTE 3 - New Accounting Standard
--------------------------------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 increased $12,600,000 or 6% to $226,512,000 as compared to the same period in 1997. Of the increase, 73% related to mix changes and improved per diem rates, and the remaining increase was due to the acquisition of various businesses in 1997. The improved per diem rates, resulted from more specialized care, such as subacute medical care and rehabilitation services for more acutely ill patients. The occupancy levels and quality mix, which reflects revenues from Medicare, private pay and insured patients, were 90% and 70%, respectively, for the first quarter of both 1997 and 1998.

Operating expenses for the three months ended March 31, 1998 increased $6,290,000 or 4% to $176,705,000 from the comparable period in 1997. Of the increase, 60% related to labor costs offset by decreases in other general expenses. The remaining increase was attributable to the acquisition of various businesses in 1997. Labor costs, excluding those related to the acquisitions, represented 62% of the increase which was attributable to average wage rate increases, as well as growth in the staffing levels related to medical specialty units and rehabilitative services.

General and administrative expense, which approximated 4% of revenue, increased $1,630,000 in the first quarter of 1998 compared to 1997 due to increased labor and consulting costs from the implementation of new information systems as well as increases in other deferred costs. The increase in depreciation and amortization of $892,000 between the first quarter of 1997 and 1998 related primarily to additional depreciation on prior year capital expenditures. The increase in net interest expense of $298,000 was attributable to an increase in debt levels partially offset by additional interest income earned on cash equivalents. The equity in earnings of the partnership increased $747,000 as a result of the growth in supplying pharmaceutical needs of HCR centers and Omnicare pharmacies.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, HCR satisfied its cash requirements primarily from cash generated from operating activities. HCR used the cash principally for capital expenditures and the acquisition of businesses. At March 31, 1998, the Company maintained $3,460,000 in cash and cash equivalents, of which $600,000 was invested in short-term investments.

Cash used in investing activities amounted to $16,485,000. Expenditures for property and equipment of $10,521,000 related to renovations, capital improvements, information systems and the ongoing construction of a new facility near Milwaukee, Wisconsin. As part of the diversification into other health care services, HCR made an acquisition and paid contingent consideration for prior year acquisitions for a total of $5,964,000 in the first quarter of 1998.

Net cash used in financing activities during the first quarter of 1998 amounted to $294,000. This included $558,000 for the purchase of HCR common stock and $334,000 to repay scheduled long-term debt maturities. This use was partially offset by $598,000 received from the exercise of stock options.

The bank credit agreement permits HCR to borrow up to $325,000,000 through August 2, 2001, then the borrowing capacity is reduced to $295,000,000 through August 2, 2002. At March 31, 1998, HCR had borrowed $285,000,000 and issued letters of credit totalling $9,966,000 which left a remaining unused borrowing capacity of $30,034,000.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.
           ------------------

           The Company is party to various legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such proceedings, even if unfavorable to the Company, would have a material adverse effect on its financial position.

Item 2.    Changes in Securities.
           ----------------------
           None

Item 3.    Defaults Upon Senior Securities.
           --------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------
           None

Item 5.    Other Information.
           ------------------
           None

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)Exhibits

           S-K Item
           601 No.
           -------
              10 Form of Second Amended Employment Agreement between HCRA, HCR and M. Keith Weikel

              27     Financial Data Schedule for the three months ended
                     March 31, 1998

           (b) Reports on Form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTH CARE AND RETIREMENT
                                       CORPORATION
                                       (Registrant)



Date       May 11, 1998                By  /s/ Geoffrey G. Meyers
         ----------------                  ----------------------
                                           Geoffrey G. Meyers,
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
-------
    10 Form of Second Amended Employment Agreement between HCRA, HCR and M. Keith Weikel


    27        Financial Data Schedule for the three months ended
              March 31, 1998