Form 10-Q
period 1998-06-30
HEALTH CARE & RETIREMENT CORP / DE
filed 1998-08-14
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                            Yes   X      No
                                 ---        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 1998.

               Common stock, $0.01 par value -- 44,776,477 shares


================================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                                               Page
Item 1.           Financial Statements (Unaudited)                                            Number
                                                                                              ------
                  Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                                            3

                  Consolidated Statements of Income -
                  Three months and six months ended June 30, 1998 and 1997                       4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1997                                        5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                             10

Item 2.           Changes in Securities                                                         10

Item 3.           Defaults Upon Senior Securities                                               10

Item 4.           Submission of Matters to a Vote of Security Holders                           10

Item 5.           Other Information                                                             10

Item 6.           Exhibits and Reports on Form 8-K                                              10

SIGNATURES                                                                                      11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     HEALTH CARE AND RETIREMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                 December 31,
                                                                                  1998                       1997
                                                                               -----------               ------------
                                                                               (Unaudited)                  (Note)
                                                                                       (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  8,461                   $  7,455
  Receivables, less allowances for
   doubtful accounts of $18,384 and $19,184                                      144,110                    138,049
  Prepaid expenses                                                                 4,704                      5,408
  Deferred income taxes                                                           19,839                     19,839
                                                                                --------                   --------
Total current assets                                                             177,114                    170,751

Property and equipment, net of accumulated
 depreciation of $154,455 and $137,484                                           560,110                    552,973
Intangible assets, net of amortization of $16,163 and $13,764:
   Goodwill                                                                      110,047                    102,078
   Other                                                                          31,168                     32,124
Other assets                                                                      93,816                     78,425
                                                                                --------                   --------
Total assets                                                                    $972,255                   $936,351
                                                                                ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 35,937                   $ 36,580
  Employee compensation and benefits                                              34,138                     36,855
  Accrued insurance liabilities                                                   19,310                     17,873
  Other accrued liabilities                                                       48,073                     29,162
  Long-term debt due within one year                                                 883                        854
                                                                                --------                 ----------
Total current liabilities                                                        138,341                    121,324

Long-term debt                                                                   282,497                    292,951
Deferred income taxes                                                             67,276                     67,276
Other liabilities                                                                 21,245                     20,794
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized
  Common stock, $.01 par value, 160,000,000 shares authorized,
   49,199,906 and 48,860,406 shares issued                                           492                        489
  Capital in excess of par value                                                 274,303                    273,325
  Retained earnings                                                              308,352                    275,519
                                                                                --------                   --------
                                                                                 583,147                    549,333
  Less treasury stock, at cost (4,437,529 and 4,637,597 shares)                 (120,251)                  (115,327)
                                                                               ---------                  ---------
Total stockholders' equity                                                       462,896                    434,006
                                                                                --------                   --------
Total liabilities and stockholders' equity                                      $972,255                   $936,351
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

                     HEALTH CARE AND RETIREMENT CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended June 30             Six Months Ended June 30
                                                  --------------------------             ------------------------
                                                   1998               1997               1998                1997
                                                   ----               ----               ----                ----
                                                          (In thousands, except earnings per share)

Revenues                                         $229,766           $220,356           $456,278            $434,268

Expenses:
  Operating                                       178,159            174,508            354,864             344,923
  General and administrative                        9,417              8,550             18,855              16,358
  Depreciation and amortization                     9,984              9,089             19,642              17,855
                                                 --------           --------           --------            --------
                                                  197,560            192,147            393,361             379,136
                                                  -------            -------            -------             -------

Income from operations                             32,206             28,209             62,917              55,132

Interest expense, net                              (3,943)            (3,907)            (8,053)             (7,719)
Equity in earnings of partnership                   1,260                546              2,451                 990
                                                ---------           --------           --------            --------

Income before income taxes                         29,523             24,848             57,315              48,403

Income taxes                                        9,064              7,629             17,596              14,860
                                                 --------           --------           --------            --------

Net income                                       $ 20,459           $ 17,219           $ 39,719            $ 33,543
                                                 ========           ========           ========            ========

Earnings per share:
  Basic                                          $    .46           $    .39           $    .89            $    .75
  Diluted                                        $    .44           $    .37           $    .86            $    .72



                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended June 30
                                                                                    ------------------------
                                                                                   1998                    1997
                                                                                   ----                    ----
                                                                                          (In thousands)

OPERATING ACTIVITIES
Net income                                                                       $39,719                  $33,543
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                   20,261                   17,991
  Provision for bad debts                                                          2,576                    3,522
  Equity in earnings of partnership                                               (2,451)                    (990)
  Gain from sale of property and equipment                                          (887)
Changes in assets and liabilities, excluding businesses acquired:
   Receivables                                                                    (8,637)                  (6,887)
   Prepaid expenses and other assets                                             (12,585)                  (6,808)
   Accounts payable                                                                 (643)                   1,854
   Employee compensation and benefits                                             (2,112)                    (489)
   Accrued insurance and other liabilities                                        12,176                   10,372
                                                                                  ------                   ------
Total adjustments                                                                  7,698                   18,565
                                                                                 -------                   ------

Net cash provided by operating activities                                         47,417                   52,108

INVESTING ACTIVITIES
Purchases and construction of property and equipment                             (24,028)                 (27,290)
Proceeds from sale of property and equipment                                         920
Cash paid to acquire businesses                                                   (9,536)                 (54,848)
                                                                                 -------                  -------
Net cash used in investing activities                                            (32,644)                 (82,138)
                                                                                 -------                  -------

FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit agreement                          (10,000)                  61,500
Principal payments of long-term debt                                                (425)                 (18,843)
Proceeds from exercise of stock options                                              752                    1,337
Purchase of common stock for treasury                                             (4,094)                 (14,753)
                                                                                 -------                  -------
Net cash provided by (used in) financing activities                              (13,767)                  29,241
                                                                                 -------                  -------

Net increase (decrease) in cash                                                    1,006                     (789)

Cash and cash equivalents at beginning of year                                     7,455                    2,389
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $ 8,461                  $ 1,600
                                                                                 =======                  =======


                See notes to consolidated financial statements.

                     HEALTH CARE AND RETIREMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Principles of Consolidation and Presentation
-----------------------------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR's annual report on Form 10-K for the year ended December 31, 1997.

At June 30, 1998 HCR operates 129 long term care facilities, 77 outpatient rehabilitation clinics and 33 home health offices. Within its facilities, HCR operates 65 medical specialty units which provide subacute, rehabilitation or Alzheimer's programs. Management services are provided to 48 subacute and rehabilitation units and 6 comprehensive outpatient rehabilitation facilities, as well as to vision surgery and other treatment centers.

NOTE 2 - Earnings Per Share
---------------------------
The calculation of earnings per share (EPS) is as follows:

                                                     Three months ended                  Six months ended
                                                            June 30                          June 30
                                                  -------------------------         --------------------------
                                                   1998              1997             1998              1997
                                                   ----              ----             ----              ----
                                                            (In thousands, except earnings per share)
Numerator:
   Net income (income available to
     common stockholders)                          $20,459          $17,219           $39,719          $33,543
                                                   =======          =======           =======          =======
Denominator:
   Denominator for basic EPS -
     weighted-average shares                        44,444           44,562            44,386           44,617

   Effect of dilutive securities:
     Stock options                                   1,694            1,939             1,797            1,906
     Nonvested restricted stock                         30                                 30
                                                   -------          -------           -------          -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                 46,168           46,501            46,213           46,523
                                                    ======           ======            ======           ======

Basic EPS                                             $.46             $.39              $.89             $.75
Diluted EPS                                           $.44             $.37              $.86             $.72

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

NOTE 4 - Merger
---------------
HCR and Manor Care, Inc.,(Manor Care) have signed an Agreement and Plan of Merger (Merger Agreement) dated June 10, 1998. The Merger Agreement provides that, with certain limited exceptions, the owner of each issued and outstanding share of Manor Care common stock shall be converted into the right to receive one share of HCR common stock. Upon completion of the transaction, Manor Care will be a wholly owned subsidiary of HCR and the stockholders of Manor Care will become stockholders of HCR. The transaction will be accounted for as a pooling of interests. The merger is subject to certain conditions, including stockholder approval, regulatory approvals and the expiration of antitrust regulatory waiting periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1998 increased $9,410,000 or 4% to $229,766,000 as compared to the same period in 1997. Revenues for the six months ended June 30, 1998 increased $22,010,000 or 5% to $456,278,000 as compared to the same period in 1997. The revenue increases related to improved per diem rates from inflation that represented 90% of the increase for the three month period and 80% for the six month period The remaining increases were due to the acquisition of various businesses in 1997. The occupancy levels were 88% and 89% for the three months and six months ended June 30, 1997, respectively, and 89% for the same periods in 1998, respectively. The mix of revenue from Medicare, private pay and insured patients remained constant at 70% for the three months and six months ended June 30, 1997 and 1998.

Operating expenses for the three months ended June 30, 1998 increased $3,651,000 or 2% to $178,159,000 from the comparable period in 1997. Operating expenses for the six months ended June 30, 1998 increased $9,941,000 or 3% to $354,864,000 from the same period in 1997. The major component of the operating expense increases related to labor costs that were attributable to average wage rate increases. Labor costs, excluding those related to acquisitions, represented 77% of the increase for the three month period and 68% for the six month period. The remainder of the increases were primarily attributable to the acquisition of various businesses in 1997.

General and administrative expense, which approximated 4% of revenue, increased $867,000 and $2,497,000 for the three months and six months ended June 30, 1998 as compared to the same periods in 1997, respectively, due to increased labor and consulting costs from the implementation of new information systems as well as normal inflationary increases in other expenses. The increase in depreciation and amortization of $895,000 and $1,787,000 for the three months and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year, related to additional depreciation for prior year capital expenditures. The increase in net interest expense of $334,000 for the six months ended June 30, 1998 as compared to the same period in 1997 was due to an increase in debt levels partially offset by additional interest income. The equity earnings of the partnership increased $1,461,000 for the first half of 1998 as compared to the same period in 1997 as a result of the growth in supplying pharmaceutical needs of HCR centers and Omnicare pharmacies.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998, HCR satisfied its cash requirements from cash generated from operating activities. HCR used the cash principally for capital expenditures, the acquisition of businesses and repayment of debt. At June 30, 1998, the Company maintained $8,461,000 in cash and cash equivalents, of which $4,500,000 was invested in short-term investments.

Net cash used in investing activities amounted to $32,644,000. Expenditures for property and equipment of $24,028,000 related to renovations, capital improvements, information systems and the completion of construction of a new facility near Milwaukee, Wisconsin that opened in July, 1998. As part of the diversification into other health care services, HCR made one acquisition and paid contingent consideration for prior year acquisitions for a total of $9,536,000 in the first half of 1998.

Net cash used in financing activities during the first half of 1998 amounted to $13,767,000. This included $10,000,000 to repay debt under the credit agreement and $4,094,000 for the purchase of HCR common stock. This use was partially offset by $752,000 received from the exercise of stock options.

The bank credit agreement permits HCR to borrow up to $325,000,000 through August 2, 2001, then the borrowing capacity is reduced to $295,000,000 through August 2, 2002. At June 30, 1998, HCR had borrowed $275,000,000 and issued letters of credit totalling $9,966,000 which left a remaining unused borrowing capacity of $40,034,000.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

                  The Company is party to various legal proceedings arising in the ordinary course of business. The Company does not believe the results of such proceedings, even if unfavorable to the Company, would have a material adverse effect on its financial position.

Item 2.           Changes in Securities.
                  ----------------------

                  None

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  At the Company's Annual Meeting of Stockholders held on May 5, 1998 the stockholders approved the following items: a) elect John J. Clair, Jr., as a director, b) elect Paul A. Ormond as a director, c) approve the increase in authorized common shares and d) ratify selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 1998. The items were approved by a vote as follows:

                  Item     For              Against           Withheld          Abstain          Not Voted
                  ----     ---              -------           --------          -------          ---------
                  a        37,107,244                         430,763
                  b        37,106,595                         431,412
                  c        35,835,281       1,677,108                           25,618
                  d        37,513,610          14,954                            9,443

Item 5.           Other Information.
                  ------------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------

                      3 Certificate of Amendment of Certificate of Incorporation dated June 5, 1998

                     27 Financial Data Schedule for the six months ended June 30, 1998

                  (b) Reports on Form 8-K
                  The Company filed a Form 8-K on June 16, 1998 and under Item 5 reported that HCR and Manor Care, Inc. announced a definitive agreement to merge the two companies in an exchange of shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HEALTH CARE AND RETIREMENT
                                  CORPORATION
                                  (Registrant)



Date     August 14, 1998           By    /s/ Geoffrey G. Meyers
       ------------------                ---------------------------------------
                                   Geoffrey G. Meyers, Executive Vice President,
                                   Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
-------
     3        Certificate of Amendment of Certificate of Incorporation dated
              June 5, 1998

    27        Financial Data Schedule for the six months ended June 30, 1998