Form 10-Q
period 1998-09-30
HCR MANOR CARE INC
filed 1998-11-16
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  1-10858

                              HCR MANOR CARE, INC.
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

Registrants former name changed since last report: Health Care and Retirement Corporation

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 1998.

               Common stock, $0.01 par value -- 110,846,981 shares


================================================================================

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
                                                                         Page
Item 1.     Financial Statements (Unaudited)                            Number
                                                                        ------

            Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                       3

            Consolidated Statements of Income -
            Three months and nine months ended
            September 30, 1998 and 1997                                    4

            Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1998 and 1997                  5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11
PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             18

Item 2.     Changes in Securities                                         19

Item 3.     Defaults Upon Senior Securities                               19

Item 4.     Submission of Matters to a Vote of Security Holders           19

Item 5.     Other Information                                             19

Item 6.     Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                              HCR MANOR CARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,    December 31,
                                                                                  1998             1997
                                                                                -----------     -----------
                                                                                    (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   100,643     $    47,933
  Receivables, less allowances for
   doubtful accounts of $55,692 and $52,590                                         302,597         308,797
  Prepaid expenses and other assets                                                  26,399          45,627
  Deferred income taxes                                                              61,173          59,912
                                                                                -----------     -----------
Total current assets                                                                490,812         462,269

Property and equipment, net of accumulated
 depreciation of $564,948 and $515,814                                            1,722,015       1,604,913
Intangible assets, net of amortization:
   Goodwill                                                                          66,112         130,915
   Other                                                                             20,550          32,124
Net investment in Genesis preferred stock                                           293,120
Investment in discontinued pharmacy segment                                                         184,819
Other assets                                                                        178,669         169,865
                                                                                -----------     -----------
Total assets                                                                    $ 2,771,278     $ 2,584,905
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   103,085     $   101,746
  Employee compensation and benefits                                                 65,329          80,137
  Accrued insurance liabilities                                                      28,511          30,010
  Other accrued liabilities                                                         147,969          81,024
  Revolving loans                                                                   177,500
  Long-term debt due within one year                                                  6,487           7,106
                                                                                -----------     -----------
Total current liabilities                                                           528,881         300,023

Long-term debt                                                                      690,249         751,281
Deferred income taxes                                                               307,260         266,617
Other liabilities                                                                    86,302         100,661
Minority interest                                                                     4,692           3,294
Stockholders' equity:
   Preferred stock, $.01 par value, 5 million shares authorized
   Common stock, $.01 par value, 300 million shares authorized,
    110.8 and 115.9 million shares issued                                             1,108           7,199
  Capital in excess of par value                                                    322,896         471,930
  Retained earnings                                                                 829,890         850,539
                                                                                -----------     -----------
                                                                                  1,153,894       1,329,668
  Less treasury stock, at cost (7.8 million shares)                                                (166,639)
                                                                                -----------     -----------
Total stockholders' equity                                                        1,153,894       1,163,029
                                                                                -----------     -----------
Total liabilities and stockholders' equity                                      $ 2,771,278     $ 2,584,905
                                                                                ===========     ===========

                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30                    September 30
                                                                     ---------------------           ---------------------
                                                                     1998             1997           1998             1997
                                                                     ----             ----           ----             ----
                                                                   (In thousands, except earnings per share)

Revenues                                                         $   577,192      $   551,677     $ 1,723,077      $ 1,656,994

Expenses:
  Operating                                                          439,622          445,663       1,329,918        1,311,625
  General and administrative                                          22,100           24,231          74,518           77,279
  Depreciation and amortization                                       32,959           28,455          93,610           82,879
  Provision for restructuring charge, merger
    expenses and asset impairment                                    240,655                          254,155
                                                                 -----------      -----------     -----------      -----------
                                                                     735,336          498,349       1,752,201        1,471,783
                                                                 -----------      -----------     -----------      -----------
Income (loss) from continuing operations before
  other income (expenses) and income taxes                          (158,144)          53,328         (29,124)         185,211
Other income (expenses):
  Interest expense                                                   (11,951)         (13,998)        (34,099)         (43,420)
  Minority interest                                                     (181)           9,227            (710)          10,252
  Interest income and other                                            5,679            4,028          13,093            9,648
  Gain on conversion of Vitalink stock                                99,769                           99,769
  Interest income from advances to discontinued
    lodging segment                                                                     2,604            (901)          13,668
                                                                 -----------      -----------     -----------      -----------
  Total other income (expenses)                                       93,316            1,861          77,152           (9,852)
                                                                 -----------      -----------     -----------      -----------
Income (loss) from continuing operations before income taxes         (64,828)          55,189          48,028          175,359
Income taxes                                                          14,433           19,195          52,242           60,957
                                                                 -----------      -----------     -----------      -----------
Income (loss) from continuing operations                             (79,261)          35,994          (4,214)         114,402
Discontinued operations:
  Income from discontinued pharmacy operations (net of taxes)            153            2,017           8,044           37,965
                                                                 -----------      -----------     -----------      -----------
Income (loss) before extraordinary item                              (79,108)          38,011           3,830          152,367
Extraordinary item - loss from early extinguishment
  of debt (net of taxes of $12,690)                                  (19,036)                         (19,036)
                                                                 -----------      -----------     -----------      -----------
Net income (loss)                                                $   (98,144)     $    38,011     $   (15,206)     $   152,367
                                                                 ===========      ===========     ===========      ===========

Earnings per share - basic
  Income (loss) from continuing operations                       $      (.73)     $       .33     $      (.04)     $      1.06
  Income from discontinued pharmacy operations (net of taxes)                             .02             .07              .35
  Extraordinary item (net of taxes)                                     (.18)                            (.18)
                                                                 -----------      -----------     -----------      -----------
  Net income (loss)                                              $      (.90)*    $       .35     $      (.14)*    $      1.41
                                                                 ===========      ===========     ===========      ===========

Earnings per share - diluted
  Income (loss) from continuing operations                       $      (.73)     $       .32     $      (.04)            1.03
  Income from discontinued pharmacy operations (net of taxes)                             .02             .07              .34
  Extraordinary item (net of taxes)                                     (.18)                            (.18)
                                                                 -----------      -----------     -----------      -----------
  Net income (loss)                                              $      (.90)*    $       .34     $      (.14)*    $      1.37
                                                                 ===========      ===========     ===========      ===========

Weighted average shares:
     Basic                                                           108,475          108,261         108,317          108,148
     Diluted                                                         108,475          111,200         108,317          111,156
*Doesn't add due to rounding

                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended September 30
                                                                                     ------------------------------
                                                                                            1998          1997
                                                                                            ----          ----
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                                               $ (15,206)    $ 152,367
Adjustments to reconcile net income to net cash provided by operating activities:
  Income from discontinued pharmacy operations                                              (8,044)      (37,965)
  Depreciation and amortization                                                             93,826        83,442
  Provision for restructuring charge, merger expenses and asset impairment                 254,155
  Write-off of In Home Health Medicare receivables                                                        12,951
  Provision for bad debts                                                                   24,426        22,116
  Deferred income taxes                                                                     42,795        33,473
  Gain on conversion of Vitalink stock                                                     (99,769)
  Gain on sale of assets                                                                   (13,198)
  Minority interest                                                                            710       (10,252)
  Equity in earnings of partnership                                                         (3,787)       (1,851)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                             (48,900)      (95,147)
   Prepaid expenses and other assets                                                       (23,587)      (18,945)
   Liabilities                                                                             (26,355)          307
                                                                                         ---------     ---------
Total adjustments                                                                          192,272       (11,871)
                                                                                         ---------     ---------
Net cash provided by continuing operations                                                 177,066       140,496
Net cash provided by (used in) discontinued pharmacy operations                             17,836        (5,772)
                                                                                         ---------     ---------
Net cash provided by operating activities                                                  194,902       134,724
                                                                                         ---------     ---------

INVESTING ACTIVITIES
Investment in  property and equipment                                                     (225,241)     (159,205)
Investment in systems development                                                          (22,158)      (16,084)
Acquisition of skilled nursing facilities and businesses                                    (9,841)      (68,850)
Proceeds from sale of assets                                                                22,920
Advances to discontinued pharmacy segment                                                   (2,799)      (17,863)
Receipts from discontinued lodging segment                                                               113,267
Other, net                                                                                  (6,071)       (3,124)
                                                                                         ---------     ---------
Net cash used in investing activities of continuing operations                            (243,190)     (151,859)
Net cash used in investing activities of discontinued pharmacy operations                   (6,810)     (100,865)
                                                                                         ---------     ---------
Net cash used in investing activities                                                     (250,000)     (252,724)
                                                                                         ---------     ---------

FINANCING ACTIVITIES
Net borrowings under bank credit agreements                                                133,339        75,620
Principal payments of long-term debt                                                        (5,538)      (47,664)
Proceeds from exercise of stock options                                                      1,889        10,984
Purchase of common stock for treasury                                                       (4,838)      (27,708)
Dividends paid by Manor Care                                                                (2,805)       (4,742)
                                                                                         ---------     ---------
Net cash provided by financing activities of continuing operations                         122,047         6,490
Net cash provided by (used in ) financing activities of discontinued operations            (11,026)      106,637
                                                                                         ---------     ---------
Net cash provided by financing activities                                                  111,021       113,127
                                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents                                        55,923        (4,873)
Cash and cash equivalents at beginning of period                                            44,720        52,816
                                                                                         ---------     ---------
Cash and cash equivalents at end of period                                               $ 100,643     $  47,943
                                                                                         =========     =========

                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Business Combination and Basis Of Presentation
-------------------------------------------------------
On September 24, 1998, the stockholders of Health Care and Retirement Corporation (HCR) and the stockholders of Manor Care, Inc. (Manor Care) separately approved the merger of the companies, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of 64 million shares and Manor Care stock options outstanding were converted into 2 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. (HCR Manor Care or the Company).

The merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented. The historical financial information of Manor Care (previously reported on fiscal years ending May 31) has been restated as follows. As of January 1, 1998, Manor Care's historical financial information has been restated to conform with HCR's quarterly and annual reporting period for 1998. For 1997 Manor Care's historical financial information for the twelve months ended November 30, 1997 will be combined with HCR's annual reporting period of December 31, 1997. Accordingly, HCR Manor Care's consolidated results of operations and cash flows for the quarter and nine months ended September 30, 1997 comprise HCR's results for those periods and Manor Care's results for the quarter and nine months ended August 31, 1997. HCR Manor Care's financial position as of December 31, 1997 consists of HCR's financial position as of December 31, 1997 combined with Manor Care's financial position as of November 30, 1997.

Summarized results of the separate companies through September 30, 1998 follow (dollars in thousands):

                                                                                       Charge (see
                                                                      Manor            Note 2) and
                                                         HCR          Care            Vitalink Gain   Consolidated
                                                         ---          ----            -------------   ------------
Third Quarter:
     1998
         Revenues                                     $226,794      $ 350,398                         $  577,192
         Income (loss) from continuing operations       20,260         29,178          $(128,699)        (79,261)
         Net income (loss)                              20,260         29,331           (147,735)        (98,144)
     1997
         Revenues                                      226,606        325,071                            551,677
         Income from continuing operations              18,151         17,843                             35,994
         Net income                                     18,151         19,860                             38,011
Nine months:
     1998
         Revenues                                      683,072      1,040,005                          1,723,077
         Income (loss) from continuing operations       59,979         73,567           (137,760)         (4,214)
         Net income (loss)                              59,979         81,611           (156,796)        (15,206)
     1997
         Revenues                                      660,874        996,120                          1,656,994
         Income from continuing operations              51,694         62,708                            114,402
         Net income                                     51,694        100,673                            152,367

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with HCR's Annual Report on Form 10-K for the year ended December 31, 1997 and Manor Care's Annual Report on Form 10-K for the year ended May 31, 1998. In the opinion of management of the Company, the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and, except as discussed in Note 2, all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - Restructuring Charge, Merger Expenses and Asset Impairment
-------------------------------------------------------------------
Manor Care recorded a restructuring charge of $13.5 million in the second quarter in connection with its plan to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development business. As a result of the merger with HCR, the separation of Manor Care's businesses will not occur. In connection with the merger, HCR Manor Care developed a plan to integrate the businesses of both companies that includes closing Manor Care's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The Company recorded a third quarter charge to operating expense of $130.8 million related to restructuring and merger transaction costs and asset impairment. In addition, a charge of $109.8 million related to other asset impairment was recorded. The liability outstanding at September 30, 1998 relating to these charges is recorded in other accrued liabilities.
The components consist of the following (in thousands):

                                                     2nd Quarter      3rd Quarter        Remaining
                                                       Expense          Expense          Liability
                                                       -------          -------          ---------
Restructuring costs:
     Employee benefits                                 $ 5,300          $ 54,782          $56,182
     Asset impairment                                                     47,539
     Other costs                                                           7,887            7,887
Merger transaction costs                                 8,200            20,621            3,258
Asset impairment other than assets
   involved in restructuring                                             109,826
                                                       -------          --------          -------
     Pretax total                                      $13,500          $240,655          $67,327
                                                       =======          ========          =======
     After-tax total                                   $ 9,061          $188,560
                                                       =======          ========

The restructuring costs for the third quarter consist of three components. The employee benefit portion relates to severance and retention bonuses for approximately 500 corporate employees and 100 field employees of Manor Care whose positions are being eliminated in the next six to nine months, and deferred compensation expense of $11.9 million which is attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. HCR Manor Care identified two groups of assets that are impaired as a result of the merger. The Company has a plan to integrate the information systems of the companies which resulted in the write off of the net book value ($38.2 million) of Manor Care's computer hardware and software that was no longer being utilized by the Company as of September 30, 1998. Certain construction development projects, excluding the land value, are being abandoned due to a change in strategy. The other costs pertain to various lease agreements and hardware and software contracts that are being terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses and printing and mailing costs.

The Company also recorded a third quarter charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. A significant feature of the Company's evaluation is the evolving impact of the Balanced Budget Act of 1997 (Budget Act) under which a new Medicare prospective payment system (PPS) commenced on July 1, 1998. The new payment system becomes applicable to different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commences at different dates for different nursing facilities. Although management believes that PPS will ultimately be a net positive for its skilled nursing business, the same may not be true for certain other businesses and customers of the Company. The most significant impact of PPS is expected to be on customers of MileStone Healthcare, Inc. (MileStone) a company that was acquired by the Company in early 1997. MileStone provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. Under PPS, MileStone's customers will look for ways to provide services at a lower cost, which includes performing services internally or demanding significant price concessions, or exit this segment of their business. Management determined that MileStone's intangible assets were impaired due to the loss of certain contracts at the end of the second quarter and during the third quarter that have not been replaced and expected contract cancellations in 1999 due to the impact of PPS on its customers. Accordingly, management determined that the intangible assets with a net book value of $52.5 million were impaired and reduced the book value by $44.6 million to their estimated fair value. The fair value was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 38 years to 20 years.

The Budget Act also had an unfavorable impact on the reimbursement for home health care companies due to an interim payment system (IPS), which was effective October 1997 for In Home Health, Inc., and January 1998 for HCR's home health business. PPS is scheduled to replace IPS for home health reimbursement in October 1999. Under IPS, reimbursement rates were reduced as a result of revised rate ceilings combined with establishing an annual payment limitation per individual. As a result of IPS, the Company has been focusing on reducing its costs to offset the revenue reductions. Based on the impact of IPS through September 1998 and the anticipated effects of PPS after October 1999, management determined that the expected future earnings cannot support the carrying value of these assets. Therefore, the book value was reduced by $19.1 million to its estimated fair value that was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 36 years to 20 years.

During the third quarter management determined that the fixed assets for two skilled nursing and two assisted living facilities and the intangible assets for several rehabilitation businesses were impaired based on the carrying value exceeding the undiscounted cash flows and the inability to return the operations to a level of profitability that would support the carrying value of the assets. The book value was reduced by $24.1 million to its estimated fair value.

NOTE 3 - Debt
-------------

Concurrent with the merger, a five-year, $500 million credit agreement (5 Year Agreement) and a 364-day, $300 million credit agreement (364 Day Agreement) were established with a group of banks, under which both HCR Manor Care and Manor Care are borrowers. The credit agreements were established to repay borrowings of the two companies under prior credit arrangements, as discussed below, to provide additional credit capacity for future developments and to provide credit back-up for the issuance of commercial paper. The credit agreements contain various covenants, restrictions and events of default. Among other things, these provisions require HCR Manor Care to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the 364 Day Agreement which mature September 24, 1999, bear interest at variable rates that reflect, at the election of the Company, either the agent bank's base lending rate or an increment over Eurodollar indices of .175% to
 .525%, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provides for a fee of .10% to .225% on the total amount of the facility, depending on the performance of the same ratio.

Loans under the 5 Year Agreement which mature September 24, 2003, bear interest at variable rates that reflect, at the election of the Company, the agent bank's base lending rate, rates offered by any of the participating banks under bid procedures, or an increment over Eurodollar indices of .15% to .50%, depending on the quarterly performance of a key ratio. In addition to direct borrowings, the 5 Year Agreement may be used to support the issuance of up to $100 million of letters of credit. The 5 Year Agreement also provides for a fee of .125% to
 .25% on the total amount of the facility, depending on the performance of the same key ratio.

Whenever the aggregate utilization of both credit facilities exceeds $400 million, an additional fee of .05% is due on loans. At September 30, 1998, outstanding borrowings of both companies aggregated $470 million under the 5 Year Agreement and $177.5 million under the 364 Day Agreement - a total of $647.5 million. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $144.5 million.

On September 25,1998, the Company repaid $264 million outstanding under HCR's prior credit agreement and $325 million on Manor Care's prior credit arrangements. The repayment of the prior credit facilities was accounted for as an early extinguishment of debt. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The loss on terminating the swaps along with the unamortized debt issue costs was recorded as an extraordinary item that totaled $19.0 million after taxes of $12.7 million.

NOTE 4 - Conversion of Vitalink Pharmacy Services, Inc. Stock
-------------------------------------------------------------
A subsidiary of Manor Care owned approximately 50% of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. On April 26, 1998 Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement that was consummated on August 28, 1998, Manor Care received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of its shares of Vitalink. As a result of the conversion of stock, the Company recorded a gain of $99.8 million ($59.9 million after tax). The preferred stock bears cash dividends at the initial annual rate of 5.9375% and is paid quarterly.

NOTE 5 - Earnings Per Share
---------------------------
The calculation of earnings per share (EPS) for periods prior to the merger include the combined weighted average shares for both companies. The three months and nine months ended September 30, 1998 resulted in a loss from continuing operations. As a result of the loss, the effect of stock options and nonvested restricted stock are not included in the calculation as the effect would be antidilutive. The details of the calculation are as follows:

                                                     Three months ended         Nine months ended
                                                         September 30             September 30
                                                   ----------------------       -----------------
                                                      1998          1997        1998          1997
                                                      ----          ----        ----          ----
                                                       (In thousands, except earnings per share)
Numerator:
   Income (loss) from continuing operations
     (income available to common stockholders)     $ (79,261)    $  35,994    $  (4,214)    $ 114,402
                                                   =========     =========    =========     =========
Denominator:
   Denominator for basic EPS -
     weighted-average shares                         108,475       108,261      108,317       108,148

   Effect of dilutive securities:
     Stock options                                                   2,939                      3,008
                                                   ---------     ---------    ---------     ---------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                  108,475       111,200      108,317       111,156
                                                   =========     =========    =========     =========
EPS - income (loss)  from continuing operations
     Basic                                         $    (.73)    $     .33    $    (.04)    $    1.06
     Diluted                                       $    (.73)    $     .32    $    (.04)    $    1.03


NOTE 6 - New Accounting Pronouncements
--------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. As a result of the recent merger, management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), which is effective January 1, 1999. This Statement requires start-up costs to be expensed as incurred. The Company will adopt this Statement on January 1, 1999 and the previously capitalized start-up costs will be reported as a cumulative effect of a change in accounting principle. This amount is estimated to be $20 million after tax.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2000. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

At September 30, 1998 HCR Manor Care had 297 skilled nursing facilities, 56 assisted living facilities, 114 medical specialty units, 76 outpatient therapy clinics, 34 home health offices and a 50% interest in an institutional pharmacy, Heartland Healthcare Services. Some of the Company's assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment, while the Springhouse facilities serve the general assisted living population of frail elderly.

Changes in Medicare reimbursement affected the Company's results during 1998. Under the Balanced Budget Act of 1997 (Budget Act), a new Medicare prospective payment system (PPS) commenced on July 1, 1998. The new payment system becomes applicable to different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commences at different dates for different nursing facilities. Although management believes that PPS will ultimately be a net positive for its skilled nursing business, the same may not be true for certain other businesses and customers of the Company. MileStone Healthcare, Inc. (MileStone) provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. MileStone lost certain contracts at the end of the second quarter and during the third quarter that have not been replaced and expects contract cancellations to occur in 1999 due to the impact of PPS on its customers. Under PPS, MileStone's customers will look for ways to provide services at a lower cost, which includes performing services internally or demanding significant price concessions, or exit this segment of their business. In addition, the Budget Act also had an unfavorable impact on the reimbursement for home health care companies due to an interim payment system (IPS), which was effective October 1997 for In Home Health,

Inc.(In Home Health), and January 1998 for HCR's home health business. PPS is scheduled to replace IPS for home health reimbursement in October 1999. Under IPS, reimbursement rates were reduced as a result of revised rate ceilings combined with establishing an annual payment limitation per individual. As a result of IPS, the Company has been focusing on reducing its costs to offset the revenue reductions. Also, the Company's rehabilitation business was impacted due to reduced reimbursement from the April 1998 implementation of Medicare reimbursement ceilings for speech and occupational therapy salaries (salary equivalency).

Revenues for the three months ended September 30, 1998 increased $25.5 million or 5% to $577.2 million as compared to the same period in 1997. Revenues from skilled nursing and assisted living facilities increased $33.9 million due to increases in rates ($18.8 million), capacity ($8.9 million) and occupancy ($6.2 million). This increase was offset by a decrease in revenues primarily due to changes in reimbursement, as discussed above, from the Company's ancillary businesses, such as MileStone, home health and rehabilitation.

Revenues for the nine months ended September 30, 1998 increased $66.1 million or 4% to $1.7 billion as compared to the same period in 1997. Revenues from skilled nursing and assisted living facilities increased $78.4 million due to increases in rates ($32.9 million), capacity ($23.4 million) and occupancy ($22.1 million). This increase was offset by a decrease in revenues primarily due to changes in reimbursement, as discussed above, from the Company's ancillary businesses, primarily In Home Health ($14.1 million).

The growth in bed capacity during 1998 was due to the opening of 15 Arden Court facilities, 3 Springhouse facilities and 2 skilled nursing facilities. The occupancy levels were 88% for the three months and nine months ended September 30, 1997 compared to 89% for the same periods in 1998. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations decreased from the prior year. The quality mix of revenue was 72% and 73% for the three months and nine months ended September 30, 1997, respectively compared to 70% and 71% for the same periods in 1998.

Operating expenses for the three months ended September 30, 1998 decreased $6.0 million or 1% to $439.6 million from the comparable period in 1997. Operating expenses for the nine months ended September 30, 1998 increased $18.3 million or 1% to $1.3 billion from the same period in 1997. Operating expenses from skilled nursing and assisted living facilities increased $16.6 million and $49.7 million for the quarter and year-to-date period, respectively. The increases were primarily due to labor costs and general increases in expenses. The increase was offset by decreases in the Company's ancillary businesses, primarily In Home Health. In Home Health's operating expenses decreased $13.9 million and $30.0 million for the quarter and year-to-date period as a result of a plan to restructure its field operations and reduce its cost structure.

General and administrative expense decreased $2.1 million and $2.8 million for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. The decreases were attributable to an adjustment of earnings on deferred compensation during the quarter due to the decline in the stock market, net gains of $12 million in the first half of 1998 related to the sale of Manor Care's former corporate office buildings, and a reduction in Manor Care employees from reengineering efforts during 1998. The increase in depreciation and amortization of $4.5 million and $10.7 million for the three months and nine months ended September 30, 1998 as compared to the same periods in the prior year, related to additional depreciation for new construction and renovations in the past year.

During the third quarter, the Company recorded a charge of $240.7 million consisting of restructuring costs of $130.8 million related to employee benefits ($54.8 million), asset impairment ($47.5 million), other costs ($7.9 million) and merger expenses ($20.6 million), and other asset impairment write downs of $109.8 million. The employee benefit portion relates to severance and retention bonuses for approximately 500 corporate employees and 100 field employees of Manor Care whose positions are being eliminated in the next six to nine months, and deferred compensation expense which is attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. HCR Manor Care identified two groups of assets that are impaired as a result of the merger: The Company's plan for integrating the information systems of the companies resulted in the write off of the net book value ($38.2 million) of Manor Care's computer hardware and software that are no longer being utilized by the Company as of September 30, 1998. Certain construction development projects, excluding the land value, are being abandoned due to a change in strategy. The other costs pertain to various lease agreements and hardware and software contracts that are being terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses and printing and mailing costs. The Company anticipates saving $20 million in 1999 from the termination of employees, reduced depreciation expense, reduced deferred compensation expense and reduced contract costs, offset by compensation expense for approximately 200 employees hired or to be hired in the Company's corporate office in Toledo, Ohio. The Company has identified certain additional computer hardware and software of approximately $25 million at Manor Care in use at September 30, 1998 that will be abandoned as a result of the integration of the information systems. The assets will be written off over the next two quarters based on the timing of completing the restructuring plan.

The Company recorded a $109.8 million third quarter charge for impairment of certain other assets based on its quarterly review of long-lived and intangible assets. Management determined that MileStone's intangible assets of $52.5 million were impaired based on the effects of changes in the Medicare reimbursement system discussed above. The carrying value of the assets was reduced by $44.6 million to its estimated fair value that was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 38 years to 20 years.

The asset impairment of the Company's home health businesses was also related largely to the Medicare reimbursement changes discussed above. Based on the impact of IPS through September 1998 and the anticipated effects of PPS after October 1999, management determined that the expected future earnings cannot support the carrying value of the home health assets. Therefore, the book value was reduced by $19.1 million to its estimated fair value that was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 36 years to 20 years.

During the third quarter management determined that the fixed assets for two skilled nursing and two assisted living facilities and the intangible assets for several rehabilitation businesses were impaired based on the carrying value exceeding the undiscounted cash flows and the inability to return the operations to a level of profitability that would support the carrying value of the assets. The book value was reduced by $24.1 million to its estimated fair value.

As a result of the write down of assets and change in the estimated useful life, depreciation and amortization is expected to decline by $2.9 million on an annual basis.

Interest expense decreased $2.0 million and $9.3 million for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the retirement of Manor

Care's 9 1/2% Senior Subordinated Debt in November 1997 and the increase in capitalized interest associated with its construction projects. Interest income and other increased $1.7 million and $3.4 million for the three months and nine months ended September 30, 1998 as compared to the same periods in the prior year primarily attributable to the increase in equity in earnings from HCR's pharmacy partnership of $.5 million and $1.9 million for the quarter and year-to-date period.

During the third quarter of 1998 the Company recorded a gain of $99.8 million ($59.9 million after tax) from the conversion of Vitalink Pharmacy Services, Inc. (Vitalink) common stock to Genesis Health Ventures, Inc. (Genesis) preferred stock. On April 26, 1998 Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis. Pursuant to the Vitalink Merger Agreement that was consummated on August 28, 1998, Manor Care received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of its shares of Vitalink. The financial results of Vitalink are recorded as income from discontinued pharmacy operations.

The income taxes recorded for the three months and nine months ended September 30, 1998 included the tax effects of the provision for restructuring charge, merger expenses and asset impairment, and the Vitalink gain, some of which are not deductible for income tax purposes. The effective tax rate excluding these items was 35% and 34% for the three months and nine months ended September 30, 1998, respectively, compared to the 35% effective tax rate for the year ended December 31, 1997.

During the third quarter of 1998 the Company recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million ($19.0 million after tax). On September 25,1998 the Company repaid the outstanding debt under HCR's and Manor Care's prior credit arrangements. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The extraordinary loss primarily related to the termination of the swaps but also included the unamortized debt issue costs.

The loss from continuing operations of $79.3 million and $4.2 million for the three months and nine months ended September 30, 1998, respectively, included the net of tax effects of the provision for the restructuring charge, merger expenses and asset impairment, and the Vitalink gain. The loss from continuing operations on a diluted per share basis was $.73 and $.04 for the three months and nine months ended September 30, 1998, respectively, and by excluding the effects of these items, the income from operations on a diluted per share basis would have been $.46 and $1.23 for the same periods, respectively. The income from continuing operations on a diluted per share basis was $.32 and $1.03 for the three months and nine months ended September 30, 1997, respectively.

FINANCIAL CONDITION

Stockholders' equity decreased $9.1 million between December 31, 1997 and September 30, 1998 along with changes in the components of equity due to the merger. Common stock at September 30 represented the par value of HCR Manor Care common stock ($.01). Prior to the merger, Manor Care's par value was $.10 and HCR's par value was $.01. Capital in excess of par value decreased $149.0 million primarily due to the merger, Manor Care's treasury stock was retired and HCR's remaining treasury stock was exchanged for some of Manor Care's common stock. Retained earnings decreased $20.6 million primarily due to the net loss of %15.2 million for the nine months ended September 30, 1998 and payment of dividends by Manor Care.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective December 31, 1998, with interim disclosures beginning in 1999. Comparative information for prior years is required to be restated. This Statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The operating segments should be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by the company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. As a result of the recent merger, management has not determined the effect, if any, of FAS 131 on the consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), which is effective January 1, 1999. This Statement requires start-up costs to be expensed as incurred. The Company will adopt this Statement on January 1, 1999 and the previously capitalized start-up costs will be reported as a cumulative effect of a change in accounting principle. This amount is estimated to be $20 million after tax.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2000. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under bank credit agreements. The Company used the cash principally for capital expenditures, systems development and merger expenses. At September 30, 1998, the Company maintained $100.6 million in cash and cash equivalents, of which $48.2 million was invested in short-term investments. Expenditures for property and equipment during the nine months ended September 30,1998 consisted of $134.3 million for construction of new facilities and $90.9 million for renovation and maintenance of existing facilities.

Concurrent with the merger, a five-year, $500 million credit agreement (5 Year Agreement) and a 364-day, $300 million credit agreement (364 Day Agreement) were established with a group of banks, under which both HCR Manor Care and Manor Care are borrowers. The credit agreements were established to repay borrowings of the two companies under prior credit arrangements, to provide additional credit capacity for future developments and to provide credit back-up for the issuance of commercial paper. At September 30, 1998, outstanding borrowings of both companies aggregated $470 million under the 5 Year Agreement and $177.5 million under the 364 Day Agreement - a total of $647.5 million. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $144.5 million.

The Company has cash flow commitments related to the restructuring plan that will require approximately $45 million in the next six months, primarily for employee benefits. In addition, the Company expects to spend $54 million in the fourth quarter for construction of assisted living facilities.

HCR Manor Care believes that its cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that the Company will pursue growth from acquisitions, partnerships and other ventures which would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the year. Any of the HCR Manor Care computer software and hardware that are date sensitive and all of our embedded chip devices could recognize a two digit date of `00' as `1900' rather than `2000'. This could result in system failures and miscalculations causing disruptions to our operations.

In 1995, HCR began an evaluation and upgrade to all of its technical infrastructure including hardware, operating systems and business applications. With the completion of that upgrade process, we will have in place, a complete package of technical solutions that properly utilize dates beyond December 31, 1999. The estimated costs of this package are expected to be $20 million. Most of these costs will be capitalized and amortized over a five to twelve year period. As of September 30, 1998 the Company has incurred $15 million ($2 million expensed and $13 million capitalized). To standardize the recently acquired Manor Care businesses we will be transitioning those operating entities to the package of Year 2000 technical solutions with an estimated additional cost of $15 million. We have completed the technical solution definition and are 60% complete with the implementation. All computer hardware, software and operating system upgrades are expected to be in place by the end of the third quarter of 1999. It has not been necessary to accelerate our original implementation plan due to the Year 2000 issue.

To insure that our embedded chip devices, vendor and supplier interfaces are also Year 2000 compliant, we have put into place an assessment, remediation, testing, implementation and contingency plan for all products, services and relationships that do not meet our Year 2000 compliance standards. We expect all phases along with the contingency plan to be completed by the end of the third quarter of 1999 with internal resources. We have queried our significant suppliers and at this point, based on their representations, we do not believe that Year 2000 presents a material exposure as it relates to our embedded chip devices, system interfaces, significant suppliers or vendors. We are unable to determine the worst case scenario; however, if the federal and state healthcare reimbursement agencies or their intermediaries fail to implement Year 2000 compliant technologies before December 31, 1999, a significant cash flow problem could result. Those agencies and intermediaries have Year 2000 plans in place and we continue to monitor the status of those projects. However, all of the governmental agencies have stated that interim payment procedures would be implemented if their Year 2000 solutions are not in place by January 1, 2000.

RESTATED QUARTERLY INFORMATION

                              HCR MANOR CARE, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                         2nd Quarter  1st Quarter   4th Quarter   2nd Quarter  1st Quarter
                                                             1998         1998          1997          1997          1997
                                                             ----         ----          ----          ----          ----
                                                                      (In thousands, except earnings per share)
Revenues                                                  $ 568,664     $ 577,221     $ 571,540     $ 558,774     $ 546,543

Expenses:
  Operating                                                 443,929       446,367       449,298       436,004       429,958
  General and administrative                                 24,624        27,794        22,602        28,785        24,263
  Depreciation and amortization                              30,471        30,180        29,844        28,071        26,353
  Provision for restructuring charge, merger
    expenses and asset impairment                            13,500
                                                          ---------     ---------     ---------     ---------     ---------
                                                            512,524       504,341       501,744       492,860       480,574
                                                          ---------     ---------     ---------     ---------     ---------
Income from continuing operations before
  other income (expenses) and income taxes                   56,140        72,880        69,796        65,914        65,969
Other income (expenses):
  Interest expense                                          (11,466)      (10,682)      (13,385)      (14,998)      (14,424)
  Minority interest                                            (309)         (220)        2,993           476           549
  Interest income and other                                   3,597         3,817         3,202         4,239         1,381
  Interest income from advances to discontinued
    lodging segment                                                          (901)        2,390         5,985         5,079
                                                          ---------     ---------     ---------     ---------     ---------
                                                             (8,178)       (7,986)       (4,800)       (4,298)       (7,415)
                                                          ---------     ---------     ---------     ---------     ---------
Income from continuing operations before income taxes        47,962        64,894        64,996        61,616        58,554
Income taxes                                                 15,843        21,966        24,107        20,412        21,350
                                                          ---------     ---------     ---------     ---------     ---------
Income from continuing operations                            32,119        42,928        40,889        41,204        37,204
Discontinued operations:
  Income (loss) from discontinued pharmacy
    operations (net of taxes)                                 3,521         4,370         3,244        (4,564)       40,512
                                                          ---------     ---------     ---------     ---------     ---------
Income before extraordinary item and cumulative effect       35,640        47,298        44,133        36,640        77,716
Extraordinary item (net of taxes)                                                        (3,216)
Cumulative effect of change in accounting
 principle (net of taxes)                                                                (3,173)
                                                          ---------     ---------     ---------     ---------     ---------
Net income                                                $  35,640     $  47,298     $  37,744     $  36,640     $  77,716
                                                          =========     =========     =========     =========     =========

Earnings per share - basic
  Income from continuing operations                       $     .30     $     .40     $     .38     $     .38     $     .34
  Income (loss) from discontinued pharmacy
    operations (net of taxes)                                   .03           .04           .03          (.04)          .38
  Extraordinary item (net of taxes)                                                        (.03)
  Cumulative effect (net of taxes)                                                         (.03)
                                                          ---------     ---------     ---------     ---------     ---------
  Net income                                              $     .33     $     .44     $     .35     $     .34     $     .72
                                                          =========     =========     =========     =========     =========

Earnings per share - diluted
  Income from continuing operations                       $     .29     $     .39     $     .37     $     .37     $     .34
  Income (loss) from discontinued pharmacy
    operations (net of taxes)                                   .03           .04           .03          (.04)          .37
  Extraordinary item (net of taxes)                                                        (.03)
  Cumulative effect (net of taxes)                                                         (.03)
                                                          ---------     ---------     ---------     ---------     ---------
  Net income                                              $     .32     $     .43     $     .34     $     .33     $     .70*
                                                          =========     =========     =========     =========     =========
Weighted average shares:
     Basic                                                  108,296       108,175       108,192       108,185       108,005
     Diluted                                                111,007       111,165       111,123       110,959       110,679
*Doesn't add due to rounding

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------
                  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property or an entity that arranges for the disposal or treatment of hazardous or toxic substances at a disposal site may be held jointly and severally liable for the cost of removal or remediation of certain hazardous or toxic substances, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner, operator or otherwise responsible party knew of, or caused, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances can be substantial and the liability of a responsible party as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the liable party.

                  Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with such laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions. The Company has developed policies with respect to the handling and disposal of medical, infectious and hazardous waste to ensure compliance with those laws and regulations. The Company believes that it is in material compliance with applicable laws and regulations governing medical, infectious and hazardous waste.

                  One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where Manor Care is alleged to be a potentially responsible party has not yet been quantified. The Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $5 million. Future liabilities for the pending environmental claims and litigation, without regard to insurance, currently are not expected to exceed approximately $32 million.

                  The Company is party to various other legal proceedings arising in the ordinary course of business. The Company does not believe the results of such proceedings, even if unfavorable to the Company, would have a material adverse effect on its financial position.

Item 2.           Changes in Securities.
                  ----------------------
                  Manor Care, Inc.'s 7 1/2% Senior Notes due 2006 have been guaranteed by HCR Manor Care and certain HCR and Manor Care subsidiaries.

Item 3.           Defaults Upon Senior Securities.
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  At HCR's Special Meeting of Stockholders held on September 24, 1998 the stockholders approved the following items: a) issuance up to 70,000,000 shares of HCR common stock to holders of Manor Care common stock and amend certain sections of HCR's By-laws , b) an increase in the number of authorized shares of HCR common stock, c) an increase in the number of shares of HCR common stock authorized for issuance pursuant to the Amended Stock Option Plan for Key Employees, d) an increase in the number of shares of HCR common stock authorized for issuance pursuant to the Option Plan for Outside Directors, and e) an increase in the number of shares of HCR common stock authorized for issuance pursuant to the Amended Restricted Stock Plan. The items were approved by a vote as follows:

                  Item     For              Against     Abstain     Not Voted
                  ----     ---              -------     -------     ---------
                  a        34,685,631       240,952     677,706
                  b        33,536,859     1,401,299     666,131
                  c        18,398,357    16,464,413     741,519
                  d        32,234,261     2,626,105     743,923
                  e        32,604,617     2,243,909     755,763

                  At Manor Care's Special Meeting of Stockholders held on September 24, 1998 the stockholders approved the merger with HCR and the transactions contemplated by the Merger Agreement by a vote as follows:

                           For              Against     Abstain     Not Voted
                           ---              -------     -------     ---------
                           53,727,551       257,510     83,497

Item 5.           Other Information.
                  ------------------
                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                   (a)Exhibits

                  S-K Item
                  601 NO.
                  -------
                      4 Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto
                     4.1 364 Day Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto
                      27 Financial Data Schedule for the nine months ended September 30, 1998
                     27.1 Financial Data Schedules that are being restated for the three months ended March 31, 1998 and the six months ended June 30, 1998
                     27.2 Financial Data Schedules that are being restated for the three months ended March 31, 1997, the six months ended June 30, 1997, the nine months ended September 30, 1997 and the year ended December 31, 1997
                     27.3 Financial Data Schedule that is being restated for the year ended December 31, 1996
                                    The Financial Data Schedules are being
                                    restated due to the merger with Manor Care.


                  (b) Reports on Form 8-K
                  There were no Form 8-K's filed during the third quarter of 1998. On October 1, 1998, HCR Manor Care filed a Form 8-K announcing the consummation of the merger between HCR and Manor Care.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HCR Manor Care, Inc.
                                (Registrant)



Date      November 16, 1998     By  /s/ Geoffrey G. Meyers
       ---------------------        ------------------------------------------
                                    Geoffrey G. Meyers, Executive Vice-President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
4 Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto
4.1 364 Day Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto
27                Financial Data Schedule for the nine months ended September
                  30, 1998
27.1 Financial Data Schedules that are being restated for the three months ended March 31, 1998 and the six months ended June 30, 1998
27.2 Financial Data Schedules that are being restated for the three months ended March 31, 1997, the six months ended June 30, 1997, the nine months ended September 30, 1997 and the year ended December 31, 1997
27.3 Financial Data Schedule that is being restated for the year ended December 31, 1996