Form 10-K405
period 1998-12-31
HCR MANOR CARE INC
filed 1999-03-30
CIK 878736

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10858

                              HCR MANOR CARE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            34-1687107
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


   333 N. SUMMIT STREET, TOLEDO, OHIO                           43604-2617
(Address of principal executive offices)                        (Zip Code)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (419) 252-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      Name of each exchange
        Title of each class                            on which registered
   ----------------------------                      -----------------------
   COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        Title of each class
   ----------------------------
 7 1/2% SENIOR NOTES DUE JUNE 15, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


                            (Cover page 1 of 2 pages)

Based on the closing price of $24.8125 per share on March 11, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $2,227,849,217. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates", as that term is defined under the Securities Act of 1934.

          The number of shares of Common Stock, $.01 par value, of HCR Manor Care, Inc. outstanding as of March 11, 1999 was 111,024,222.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:


     Specific portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 4, 1999 are incorporated by reference in Part III.

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I

        ITEM 1.      BUSINESS ................................................2
        ITEM 2.      PROPERTIES .............................................10
        ITEM 3.      LEGAL PROCEEDINGS ......................................12
        ITEM 4.      SUBMISSION OF MATTERS
                     TO A VOTE OF SECURITY HOLDERS ..........................12

PART II

        ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS ........................12
        ITEM 6.      SELECTED FINANCIAL DATA ................................13
        ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS ..........................................14
        ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK.......................................25
        ITEM 8.      FINANCIAL STATEMENTS AND
                     SUPPLEMENTARY DATA .....................................26
        ITEM 9.      CHANGES IN AND DISAGREEMENTS
                     WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE ...............................55

PART III

        ITEM 10.     DIRECTORS AND EXECUTIVE
                     OFFICERS OF THE REGISTRANT .............................55
        ITEM 11.     EXECUTIVE COMPENSATION .................................57
        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT...................................57
        ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS ...........................................57

PART IV

        ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K ................................58

SIGNATURES           ........................................................64
EXHIBITS             .......................................................E-1

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL DEVELOPMENT OF BUSINESS

On September 24, 1998, the stockholders of Health Care and Retirement Corporation (HCR) and the stockholders of Manor Care, Inc. (Manor Care) separately approved the merger of the companies, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares and Manor Care stock options outstanding were converted into approximately 2.1 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. (HCR Manor Care or the Company). The merger has been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented.

HCR Manor Care is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The Company operates in one business segment. See Note 7 to the consolidated financial statements for disclosure of revenues by similar health care services.

The most significant portion of HCR Manor Care's business relates to skilled nursing care and assisted living. At December 31, 1998 the Company operated 297 skilled nursing facilities and 63 assisted living facilities in 32 states with more than half located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical care, rehabilitation programs or Alzheimer's care programs. Some of the Company's assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment, while the Springhouse facilities serve the general assisted living population of frail elderly. At December 31, 1998 the Company operated 82 outpatient rehabilitation clinics, an acute care hospital and 71 home health care offices. The home health care business includes the Company's 41% ownership interest in the common stock and all of the preferred stock of In Home Health, Inc.

Subsidiaries of Manor Care owned approximately 50% of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. On April 26, 1998 Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement, on August 28, 1998, Manor Care received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of its common stock of Vitalink. The preferred stock bears cash dividends at the initial rate of 5.9375%. The financial results of Vitalink were recorded as income from discontinued pharmacy operations for all periods presented.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alternative Living Services, Inc. to develop a broad based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Alternative Living Services, Inc. has announced plans to change its name to Alterra Healthcare Corporation (Alterra). Key provisions of the alliance include the sale of 29 centers to Alterra for approximately $200 million in cash; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers. The asset sale and creation of the development joint venture are expected to be completed in the first half of 1999.

The executive offices of the Company are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. Its telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

Long Term Care Services

The Company is one of the largest providers of long term care in the country with the majority of its skilled nursing facilities operating under the name ManorCare Health Services or Heartland Health Care Center.

        Skilled Nursing Centers. The Company's facilities have interdisciplinary teams of experienced professionals providing services prescribed by physicians. These include registered nurses, licensed practical nurses and certified nursing assistants who provide individualized comprehensive nursing care around the clock. Quality of Life programs are designed to give the highest possible level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. Many of the Company's centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

        Assisted Living Services. The Company has a number of assisted living centers as well as units in its skilled nursing centers dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. A comprehensive resident assessment helps determine the appropriate package of services desired or required by each resident. The assisted living staff encourages residents to socialize and participate in a broad spectrum of activities.

        Residential or Retirement Care. The Company has two retirement centers which offer a protected environment, including upscale apartment settings, fine dining and planned social activities for residents with a greater degree of independence.

Specialty Services

        Subacute Medical and Rehabilitation Care. The Company's commitment to reducing the cost of quality health care is exemplified by its leadership in subacute programs designed to shorten or eliminate hospital stays. Working closely with patients, families and insurers, interdisciplinary teams develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. Programs for medically complex patients cover post-coronary surgery care, oncology, intravenous pain management, peritoneal and hemo dialysis and complex wound care needs. Rehabilitation programs promote recovery from major surgery, stroke, amputation, joint replacement, head injury or general neurologic or orthopedic conditions.

        Alzheimer's Care. As the industry's recognized leader in Alzheimer's care, the Company provides innovative services and facilities for the care of Alzheimer's patients in early, middle and advanced stages of the disease. Specialized care and programming are provided by trained staff in dedicated units for persons with Alzheimer's or related disorders in a rapidly growing number of assisted living and skilled nursing centers. The Company has 44 centers totally dedicated to the care of Alzheimer's residents.

Health Care Services

The Company provides rehabilitation therapy in skilled centers of its own and others, hospitals and 82 outpatient clinics in midwestern and mid-Atlantic states and in Texas and Florida. The Company's home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices in 5 states. In Home Health, Inc. has 38 offices in 14 states. The Company owns and operates a 172 bed acute care hospital in Texas. The Company entered into long-term agreements that provide capital and management services to physician practices, specializing in vision care and refractive eye surgery. Management services are also provided to 39 subacute care and acute rehabilitation programs in hospitals and skilled nursing centers.

Labor

Labor costs account for approximately 60% of the Company's operating expenses and the Company competes with other health care providers with respect to attracting and retaining qualified or skilled personnel. HCR Manor Care also depends on the available labor pool of low-wage employees. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package in order to compete. Although the Company does not currently have a staffing shortage nor does it foresee one given structural changes in the supply and demand for nurses, a shortage of nurses or other health care workers in the geographic areas in which the Company operates could adversely affect the ability of the Company to attract and retain qualified personnel and could increase its operating costs.

Customers

There are no individual customers or related group of customers which account for a significant portion of the Company's revenue. The Company does not expect that the possible loss of a single customer or group of related customers would have a material adverse effect.

Certain classes of patients rely on a common source of funds for payment of the cost of their care. The following table reflects the allocation of such revenue sources among Medicare, Medicaid and private pay and other sources for the last three years for services related to skilled nursing, assisted living and rehabilitation operations.

                                          1998                  1997                  1996
                                          ----                  ----                  ----
         Medicaid                          29%                   27%                   28%
         Medicare                          22%                   23%                   20%
         Private pay & other               49%                   50%                   52%
                                          ----                  ----                  ----
                                          100%                  100%                  100%
                                          ====                  ====                  ====

Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, such rates are largely determined by market forces and costs.

The government reimbursement programs such as Medicare and Medicaid prescribe, by regulation, the billing methods and amounts which may be charged and reimbursed for the care of patients covered by such programs. On August 5, 1997, Congress enacted the Balanced Budget Act of 1997 (Budget Act), which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contains numerous changes affecting Medicare payments to skilled nursing facilities, home health agencies, hospices, and therapy providers, among others. For cost reporting periods beginning prior to July 1, 1998, Medicare reimbursement for skilled nursing facilities operates on a retrospective payment system in which each facility receives an interim payment during the year, which is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. The Budget Act resulted in a shift to a prospective Medicare payment system in which skilled nursing facilities will be reimbursed at a per diem rate for specific covered services regardless of their actual cost. Specifically, the Budget Act provides that, over three cost reporting periods beginning on or after July 1, 1998, the Medicare program will phase in this prospective payment system. A similar prospective payment system is required to be established for home health services beginning October 1, 2000. The Budget Act also reduces payments to many providers and suppliers, including therapy providers and hospices and gives states greater flexibility in the administration of their Medicaid programs by repealing the requirement that payment be reasonable and adequate to cover the costs of "efficiently and economically operated" nursing facilities. There can be no assurance that additional federal, state and local laws or regulations will not be imposed or expanded in a manner that would have a material adverse effect on the Company.

Regulation and Licenses

         General. Health care is an area of extensive and frequent regulatory change. Various aspects of HCR Manor Care's business are subject to regulation by the federal government and the states in which the Company operates. Skilled nursing facilities and assisted living facilities and other health care businesses, including home health agencies, are subject to annual licensure and other regulatory requirements. In particular, the operation of nursing facilities and the provision of health care services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Skilled nursing facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The Company is also subject to inspection regarding record keeping and inventory control. From time to time, HCR Manor Care, like others in the health care industry, may receive notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with applicable standards. Such notices may require the Company to take corrective action, and may impose civil money penalties and/or other operating restrictions on the Company. Failure of the skilled nursing facilities to comply with such directives or otherwise to be in substantial compliance with licensure and certification laws, rules and regulations could result in loss of certification as a Medicare and Medicaid provider and/or a loss of licensure. The Company's assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. Failure of the assisted living facilities to be in compliance with licensing requirements could result in loss of licensure. In most states, assisted living facilities also are subject to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at the federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of the Company's health care businesses may have a significant impact on the Company's methods and costs of doing business.

         Licensing and Certification. The Company's success depends in part upon its ability to satisfy applicable regulations and requirements and to procure and maintain required licenses and Medicare and Medicaid certifications in rapidly changing regulatory environments. Any failure to satisfy applicable regulations or to procure or maintain a required license or certification could have a material adverse effect on the Company. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents and revisions in licensing and certification standards, could have a material adverse effect on HCR Manor Care.

         Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the Health Care Financing Administration, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and greater state flexibility in the administration of Medicaid, could adversely affect HCR Manor Care.

         Certificate of Need Laws. Many states have adopted Certificate of Need
(CON) or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that CON or other similar approvals are required for the expansion of the Company's operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals. There can be no assurance that the Company will be able to obtain CON approval for all future projects requiring such approval.

         Anti-Remuneration Laws. The Company is also subject to federal and state laws which govern financial and other arrangements involving health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark Legislation" which prohibits, with limited exceptions, the referral of patients for certain designated health services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has a financial interest. The January 1998 notice of proposed rule making to issue regulations implementing the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. Certain exceptions are available for employment agreements, leases, in-office ancillary services, and other physician arrangements. Although the Company has sought to comply in all respects with all applicable provisions of the Stark Legislation, final implementing regulations have not been issued, and there can be no assurance that its physician arrangements will be found to be in compliance with the Stark Legislation, as such law ultimately may be interpreted. In addition, the Company is subject to the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients, or the purchasing, leasing, ordering, or arranging for any goods, services or items for which payment can be made under Medicare, Medicaid or other federal health care programs. Possible sanctions for violation of the anti-kickback law include criminal penalties, civil money penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs.

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers' business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. The federal government has issued fraud alerts concerning home health services and the provision of medical services and supplies to skilled nursing facilities; accordingly, these areas may come under closer scrutiny by the government. In addition, in July 1995, federal officials announced a major anti-fraud initiative called Operation Restore Trust. This program, currently operating in 17 states, targets fraud involving skilled nursing facilities, home health agencies, suppliers of medical equipment and hospices. In addition, the Department of Health and Human Services Office of Inspector General and the Department of Justice have from time to time established enforcement initiatives focusing on specific billing practices or other suspected areas of abuse. Current initiatives include the appropriateness of therapy services provided to Medicare beneficiaries residing in skilled nursing facilities. The Health Insurance Portability and Accountability Act of 1996 (HIPPA), which became effective January 1, 1997, expands the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal health care program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program, under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. The Budget Act also expands numerous health care fraud provisions. Furthermore, many states restrict certain business relationships between physicians and other providers of health care services, and some have enacted laws similar to the federal Stark Legislation and the anti-kickback law. In addition, some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. Although the Company has sought to structure its business relationships and transactions in compliance with these federal and state anti-remuneration laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of, and business transactions by, the Company. Failure to comply with such laws can result in civil money penalties, exclusion from the Medicare, Medicaid and other federal health care programs, and criminal convictions.

         Related Party Rule. Prior to the implementation of the prospective payment system for skilled nursing facilities (i.e., for cost reporting periods beginning prior to July 1, 1998), the Medicare program limits certain allowable costs for items and services provided by companies that are associated or affiliated with, have control of, or are controlled by, a Medicare provider. Many state Medicaid programs have adopted the same rule in determining costs that will be included in the payment rates. The Medicare program may consider Vitalink and In Home Health, Inc. to be related parties with subsidiaries of the Company which are Medicare providers, and may consider certain subsidiaries of the Company to be related parties with other HCR Manor Care subsidiaries which are Medicare providers. Consequently, unless a provider qualifies for the exception to the related party rule, the Medicare program will only reimburse the provider for the cost incurred by the related party in providing products or services, rather than the related party's charge. An organization can qualify for an exception from the related party rule by meeting the following criteria: 1) the entities are bona-fide separate organizations; 2) a substantial part of the supplying organization's business activity is conducted with non-related organizations and there is an open, competitive market for such services or products; 3) the services or products are commonly obtained by a provider from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by the providers; and 4) the charge to the provider is in line with the charge for such services and products in the open market and no more than the charge made under comparable circumstances to others. The Company believes that, to the extent the related party rule applies to it and its subsidiaries, the operations of its subsidiaries would qualify for the exception to the related party rule. There can be no assurance that the interpretation and application of the related party rule and the exception thereto by governmental authorities will result in the Company qualifying for the exception. The application of the Medicare related party rule could materially affect allowable payments to the Company's skilled nursing facilities for pre-July 1, 1998 cost reports.

         False Claim Regulation. False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments; offenses for violation are felonies punishable by up to five years imprisonment, and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under HIPPA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which is defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment; penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. Although the Company has sought to comply with such statutes, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of, and business transactions by, the Company.

Competitive Conditions

The Company's nursing facilities compete primarily on a local and regional basis with many long term care providers, some of whom may own as few as a single nursing center. The ability of the Company to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. In general, the Company seeks to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities and the provision of specialized health care.

The Company also competes with a variety of other companies in providing assisted living services, rehabilitation therapy services and home health care services. Given the relatively low barriers to entry and continuing health care cost containment pressures in the assisted living industry, the Company expects that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit the Company's ability to attract and retain residents, to maintain or increase resident service fees or to expand its business.

Employees

As of December 31, 1998, the Company has approximately 55,000 full and part-time employees. Approximately 6,300 of the employees are salaried and the remainder are paid on an hourly basis. Approximately 2,400 of the employees are members of labor unions.

ITEM 2. PROPERTIES
------------------

The principal properties of the Registrant and its subsidiaries, which are of material importance to the conduct of its business, consist of 360 long term care centers located in 32 states. The centers are predominately single story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, resident and visitor lounges, as well as administrative offices and employee lounges. The Company believes that all of its centers have been well maintained and are suitable for the conduct of its business. For the year ended December 31, 1998, approximately 89% of the beds were utilized.

The following table shows the number and location of centers and beds operated by the Company as of December 31, 1998.

                                     Number of Centers
                                     -----------------
                                                  Assisted
                                   Skilled         Living      Number of Beds
                                   -------         ------      --------------
         Pennsylvania                45               8           7,760
         Florida                     35              15           6,328
         Ohio                        43               5           6,063
         Illinois                    28               4           3,911
         Michigan                    26               1           3,490
         Texas                       19                           3,004
         Maryland                    13               7           2,549
         California                   9               4           1,793
         Wisconsin                   11                           1,395
         Indiana                      5               1           1,062
         Virginia                     6               1             970
         West Virginia                7                             940
         Oklahoma                     7                             938
         New Jersey                   4               5             899
         South Carolina               7                             877
         Kansas                       3               1             522
         Washington                   4                             483
         Georgia                      2               3             479
         New Mexico                   3                             455
         Missouri                     3                             430
         Iowa                         4                             411
         Arizona                      1               4             395
         Delaware                     2               1             347
         Colorado                     2                             300
         Nevada                       1               1             236
         North Dakota                 2                             215
         Tennessee                    1                             211
         Kentucky                     1                             200
         Utah                         1                             140
         North Carolina               1                             120
         Connecticut                                  2             116
         South Dakota                 1                              99
                                    ---             ---          ------
                                    297              63          47,138
                                    ===             ===          ======

The Company owns 336 of these centers, leases 21 and has partnerships in 3 centers. Of the assisted living facilities, there are 35 Arden Courts and 28 Springhouse centers with a total of 5,752 beds. There are 20 properties subject to liens which encumber the properties in an aggregate amount of $65,796,000.

The Company leases space for its corporate headquarters in Toledo, Ohio and Manor Care's corporate office in Gaithersburg, Maryland which the Company plans to exercise a purchase option and sell in 1999. The Company also leases space for its outpatient therapy clinics and home health care offices. In addition, the Company owns one hospital in Texas.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

See the second and third paragraphs of the section "Commitments and Contingency" on page 23-24 under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

The Company's common stock is listed under the symbol "HCR" on the New York Stock Exchange which is the principal market on which the stock is traded.

The range of market prices by quarter in trading on the New York Stock Exchange for 1997 and 1998 is shown below.

                                                   Low              High
                                                   ---              ----
     1997
         First Quarter                            $25.0000         $30.7500
         Second Quarter                           $27.7500         $34.8750
         Third Quarter                            $32.9375         $38.3750
         Fourth Quarter                           $35.5000         $42.5000

     1998
         First Quarter                            $36.4375         $47.8750
         Second Quarter                           $35.9375         $45.0625
         Third Quarter                            $23.5000         $43.1250
         Fourth Quarter                           $23.5000         $35.0000

No cash dividends have been declared or paid on the common stock.

The number of stockholders of record on January 31, 1999 was 5,100. More than 78% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 272 brokerage firms, banks and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 32,000 unidentified beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

FIVE-YEAR FINANCIAL HISTORY                                1998         1997         1996         1995          1994
                                                           ----         ----         ----         ----          ----
                                                                (In thousands, except per share and other data)
Results of Operations
---------------------
Revenues                                                $2,209,087    $2,228,534   $2,022,710   $1,660,230   $1,474,497
Expenses:
  Operating                                              1,715,575     1,760,923    1,598,826    1,295,242    1,143,627
  General and administrative                                96,017        99,881      100,971       93,637       75,563
  Depreciation and amortization                            119,223       112,723       99,165       76,594       66,945
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges             278,261                     26,300
                                                         ---------     ---------    ---------    ---------    ---------
                                                         2,209,076     1,973,527    1,825,262    1,465,473    1,286,135
                                                         ---------     ---------    ---------    ---------    ---------
Income from continuing operations before other income
  (expenses) and income taxes                                   11       255,007      197,448      194,757      188,362
Other income (expenses):
  Interest expense                                         (46,587)      (56,805)     (47,799)     (34,193)     (36,662)
  Equity in earnings of affiliated companies                 5,376         2,806        1,500          531
  Interest income and other                                 16,635        23,289       11,353        8,019        1,985
  Interest income from advances to discontinued
    lodging segment                                                       16,058       20,314       15,492       10,665
                                                         ---------     ---------    ---------    ---------    ---------
  Total other income (expenses)                            (24,576)      (14,652)     (14,632)     (10,151)     (24,012)
                                                         ---------     ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes                                             (24,565)      240,355      182,816      184,606      164,350
Income taxes                                                21,597        85,064       64,177       66,025       64,452
                                                         ---------     ---------    ---------    ---------    ---------
Income (loss) from continuing operations                  $(46,162)     $155,291     $118,639     $118,581      $99,898
                                                         =========     =========    =========    =========    =========
Earnings per share -
Income (loss) from continuing operations:
  Basic                                                   $(.42)          $1.44        $1.10         $1.08      $.92
  Diluted                                                 $(.42)          $1.40        $1.06         $1.06      $.90
Manor Care dividends per share                             $.04            $.09         $.09          $.09      $.09

Financial Position
------------------
Total assets                                            $2,715,140    $2,568,368   $2,382,038   $2,005,366   $1,744,917
Long-term debt                                             693,180       751,281      731,346      474,353      372,920
Stockholders' equity                                     1,199,168     1,163,029      994,690      999,303      878,316

Other Data (Unaudited)
----------------------
Number of skilled and assisted living facilities               360           335         323           306          293

The financial results represent the combined results of HCR and Manor Care for all periods presented. See Note 1 to the consolidated financial statements for discussion of the periods combined for 1996 through 1998. For 1995 and 1994, HCR's financial information for the years ended December 31, 1995 and 1994 were combined with Manor Care's financial information for the years ended May 31, 1995 and 1994.

The Company changed its method of accounting for its investment in In Home Health, Inc. (IHHI), effective January 1, 1998. See Note 2 to the consolidated financial statements for further discussion. Due to the deconsolidation of IHHI in 1998, the individual income statement line items are not comparative to prior years, however, there is no effect on income (loss) from continuing operations. IHHI's revenues of $109.7 million and $124.3 million for 1997 and 1996, respectively, and operating expenses of $125.6 million and $122.1 million for 1997 and 1996, respectively, continue to be included in the Company's financial results above. The Company invested in IHHI in October 1995, therefore, IHHI's results are not included in 1995 and 1994.

The decrease in stockholders' equity in 1996 is the result of the $167.3 million dividend of the discontinued lodging segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS - OVERVIEW

On September 24, 1998 the stockholders of Health Care and Retirement Corporation
(HCR) and the stockholders of Manor Care, Inc. (Manor Care) separately approved the merger of the companies, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares and Manor Care stock options outstanding were converted into approximately 2.1 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. (HCR Manor Care or the Company). The merger has been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented. See Note 1 to the consolidated financial statements for further discussion.

HCR Manor Care is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR Manor Care's business relates to skilled nursing care and assisted living. At December 31, 1998 the Company operated 297 skilled nursing facilities and 63 assisted living facilities in 32 states with more than half located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical care, rehabilitation programs or Alzheimer's care programs. Some of the Company's assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment, while the Springhouse facilities serve the general assisted living population of frail elderly. These assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the needs of the elderly or Alzheimer's afflicted.

Growth in the core business continues with the construction of new facilities. During 1998 the Company opened two skilled nursing facilities and 26 assisted living facilities with a total of 1,920 beds. Also, the Company sold two Springhouse facilities for $4.7 million and terminated a management contract. During 1997 the Company opened four skilled nursing facilities and seven assisted living facilities with a total of 1,019 beds. In addition, the Company purchased one skilled nursing facility for $13.4 million. During 1996 the Company opened four skilled nursing facilities and three assisted living facilities with a total of 693 beds. Additionally, the Company acquired three skilled nursing facilities for $22.2 million cash and assumed liabilities of $12.5 million. The Company sold four skilled nursing centers for $17.3 million and transferred an assisted living facility with a net book value of $4.9 million to the discontinued lodging segment.

The Company has developed an integrated health care network from acquisitions, investments and management agreements.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alternative Living Services, Inc. to develop a broad based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Alternative Living Services, Inc. has announced plans to change their name to Alterra Healthcare Corporation (Alterra). Key provisions of the alliance include the sale of 29 centers to Alterra for approximately $200 million in cash; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers. The asset sale and creation of the development joint venture are expected to be completed in the first half of 1999.

MileStone Healthcare, Inc. (MileStone), acquired in January 1997 and a wholly owned subsidiary, is a provider of program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. These services were provided in 39 subacute and rehabilitation units at December 31, 1998.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in long term care centers of the Company, other skilled centers, hospitals and outpatient therapy clinics serving the midwestern and mid-Atlantic states, Texas and Florida. This subsidiary expanded its operations by a net increase in clinics of 9 in 1998, 22 in 1997 and 32 in 1996, totaling 82 outpatient clinics at December 31, 1998.

HCR Home Health Care and Hospice, Inc., a wholly owned subsidiary, specializes in all levels of home health, hospice care and rehabilitation therapy with offices located in Ohio, Michigan, Indiana, Illinois and Florida. This subsidiary had 33 offices at December 31, 1998.

The Company owns 41% of the common stock and all of the preferred stock of In Home Health, Inc. (IHHI). IHHI is a publicly traded company which provides a broad range of professional and support services to clients requiring medical and personal assistance in their homes. During 1998 the Company changed the accounting for its investment in IHHI. The investment was consolidated until the fourth quarter of 1998 when the Company changed to the equity method of accounting, retroactive to January 1, 1998. This change to the equity method resulted from a Second Preferred Stock Modification Agreement (the Agreement) between the Company and IHHI executed on December 22, 1998. Under the terms of the Agreement, the Company irrevocably waived the right of the preferred stock to vote on an as-if-converted basis along with the common stock, except with respect to certain protective rights. In consideration for the Company entering into the Agreement, IHHI waived the right to pay the 12% annual dividend on the preferred stock in the form of shares of common stock. IHHI has historically paid this dividend in cash, and as a result of the Agreement will continue to do so. The Agreement does not affect the voting rights of the common stock. As a result of the Agreement, the Company no longer has a majority voting power with respect to the election of IHHI's board of directors.

The Company is the general partner and a limited partner of Mesquite Community Hospital, L.P., which owns and operates Mesquite Community Hospital in Mesquite, Texas, a Dallas suburb. It is a general medical/surgical acute care hospital with 172 licensed beds.

Vision Management Services, Inc., a majority owned subsidiary, and RVA Management Services, Inc., a wholly owned subsidiary, entered into long-term management contracts in 1996 and 1995 with physician practices in the midwestern states, specializing in vision care and refractive eye surgery. The Company receives a management fee equal to a percentage of operating income as defined by the agreements.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

As explained above, the Company changed the accounting for its investment in IHHI retroactive to January 1, 1998. In the table below, IHHI's financial results have been removed from 1997 to be comparative with 1998.


                                                                        Percent
                                          1998              1997        Change
                                          ----              ----        ------
Revenues                                $2,209,087       $2,118,866        4 %
Expenses:
  Operating                              1,715,575        1,635,321        5 %
  General and administrative                96,017           99,038       (3)%
  Depreciation and amortization            119,223          109,771        9 %


Changes in Medicare reimbursement affected the Company's results during 1998. Under the Balanced Budget Act of 1997 (Budget Act), a new Medicare prospective payment system (PPS) commenced on July 1, 1998. The new payment system becomes effective for different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commences at different dates for different nursing facilities. Although management believes that PPS will ultimately be a net positive for its skilled nursing business, the same may not be true for other businesses and customers of the Company. MileStone Healthcare, Inc. (MileStone) provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. MileStone lost certain contracts during the second and third quarters that have not been replaced and expects contract cancellations to continue in 1999 due to the impact of PPS on its customers. Under PPS, MileStone's customers will look for ways to provide services at a lower cost, which includes performing services internally or demanding significant price concessions, or it may exit this segment of their business. In addition, the Budget Act also had an unfavorable impact on the reimbursement for home health care companies due to an interim payment system (IPS), which was effective October 1997 for IHHI and January 1998 for HCR's home health business. PPS is scheduled to replace IPS for home health reimbursement in October 2000. Under IPS, reimbursement rates were reduced as a result of revised rate ceilings combined with establishing an annual payment limitation per individual. As a result of IPS, the Company has been focusing on reducing its costs to offset the revenue reductions. The Company's rehabilitation business also was impacted due to reduced reimbursement from the April 1998 implementation of Medicare reimbursement ceilings for speech and occupational therapy salaries (salary equivalency). See discussion of impairment charges on these businesses below.

Revenues increased $90.2 million or 4% from the prior year. Revenues from skilled nursing and assisted living facilities increased $99.2 million or 5% due to increases in rates ($44.6 million), capacity ($51.7 million) and occupancy ($2.9 million). This increase was offset by a decrease in revenues primarily due to changes in reimbursement, as discussed above, from the Company's ancillary businesses, such as MileStone, home health and rehabilitation.

There was a net increase of 1,500 beds during 1998. The occupancy level was 88% in 1997 compared to 89% in 1998. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations declined from 73% in 1997 to 71% in 1998.

Operating expenses increased $80.3 million or 5% compared to 1997. Operating expenses from skilled nursing and assisted living facilities increased $93.3 million or 6% which was attributable to expensing start-up costs in 1998 ($22.7 million), labor costs ($46.7 million) which included wages from increased bed capacity, and higher ancillary costs, bad debt expense and other general costs. During the fourth quarter of 1998, the Company elected to adopt Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. The cumulative effect of expensing the start-up costs capitalized as of January 1, 1998 was $9.4 million ($5.6 million after tax). During 1998 the Company expensed $22.7 million of start-up costs and reversed $4.9 million of amortized start-up costs included in depreciation and amortization. The operating expenses for the ancillary businesses decreased $13.0 million due to the changes in reimbursement, as discussed above, and correspond to the decline in revenues.

General and administrative expenses decreased $3.0 million from the prior year. By excluding the net gains from sale of assets, general and administrative expenses were constant as a result of reclassifying $5.7 million to the provision for restructuring charge, merger expenses, asset impairment and other related charges, as explained below. In 1998 a gain of $7.4 million from the sale of three former Manor Care corporate office buildings and a loss of $2.0 million from the sale of two Springhouse facilities were included in general and administrative expenses. In 1997 a gain of $2.0 million from the sale of a former Manor Care corporate office building was included in general and administrative expenses.

Depreciation and amortization increased $9.5 million from the prior year. By excluding $2.9 million of start-up costs that were amortized in 1997 before the adoption of SOP 98-5, depreciation and amortization increased $12.4 million. The increase was primarily due to increases in property and equipment resulting from additions and renovations to existing facilities as well as the completion of new construction projects during the past year.

In 1998 the Company recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. A component pertains to Manor Care's $13.5 million charge recorded in the second quarter in connection with its plan to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development business. As a result of the merger with HCR, the separation of Manor Care's businesses did not occur. Another component of the charge related to the merger of HCR and Manor Care which totaled $134.7 million. In connection with the merger, HCR Manor Care developed a plan to integrate the businesses of both companies that includes closing Manor Care's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring. The liability outstanding at December 31, 1998 relating to these charges is recorded in other accrued liabilities.

The components consist of the following (in thousands):

                                                        Cash/                                      Liability
                                                      Non-cash       Charge         Activity      at 12/31/98
                                                      --------       ------         --------      -----------
Manor Care spin-off:
     Employee benefits                               cash            $5,917        $(5,300)           $617
     Transaction costs                               cash             6,805         (6,805)
     Write-down of assets                            non-cash           778           (778)
                                                                   --------      ---------         -------
                                                                     13,500        (12,883)            617
                                                                   --------      ---------         -------

HCR and Manor Care merger:
     Employee benefits                               cash            41,028        (12,734)         28,294
     Deferred compensation                           non-cash        11,867        (11,867)
     Other exit costs                                cash             4,234                          4,234
     Merger transaction costs                        cash            21,122        (21,122)
     Write-down of assets                            non-cash        56,468        (56,468)
                                                                   --------      ---------         -------
                                                                    134,719       (102,191)         32,528
                                                                   --------      ---------         -------

Other costs:
     Amortization                                    non-cash         7,863         (7,863)
     Duplicate costs                                 cash             5,725         (5,725)
     Other                                           cash             1,685           (685)          1,000
Asset impairment unrelated to merger                 non-cash       114,769       (114,769)
                                                                   --------      ---------         -------
                                                                    130,042       (129,042)          1,000
                                                                   --------      ---------         -------
     Total                                                         $278,261      $(244,116)        $34,145
                                                                   ========      =========         =======

In Manor Care's planned spin-off of its non-healthcare businesses a total of 208 employees were terminated. The employees did not receive a lump-sum severance payment upon termination but receive their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

In the HCR and Manor Care merger, the employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of Manor Care who received termination notices. A total of 364 employees have left the Company as of December 31, 1998 but 269 employees continue to be paid their severance payments on a biweekly basis. The majority of the Manor Care employees remaining with the Company at yearend have termination dates in the first quarter of 1999. The cash severance payments will continue through 1999. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertain to various lease agreements and hardware and software contracts that will be terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

HCR Manor Care identified two groups of assets that were impaired as a result of the merger. The Company has integrated the information systems of the companies which resulted in the write-off of the net book value ($45.2 million) of Manor Care's computer hardware and software that was no longer being utilized by the Company as of December 31, 1998. Certain construction development project costs ($11.3 million), excluding the land value, have been abandoned due to a change in strategy.

The Company recorded other unusual costs as a result of the merger. The non-cash charge primarily related to the amortization of certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its estimated useful life ranging from six to nine months. Certain general and administrative costs of $5.7 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

The Company anticipates an annual savings of $30 million going forward with $20 million realized in 1999 from the termination of employees, reduced deferred compensation expense and reduced contract costs, offset by compensation expense for approximately 200 employees hired or to be hired in the Company's corporate office in Toledo, Ohio. The Company has identified additional Manor Care software with a remaining net book value of approximately $11.0 million in use at December 31, 1998 to be abandoned as a result of the integration of the information systems. This will result in additional amortization expense over the next two quarters based on the timing of completing the restructuring plan.

The Company also recorded a charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. Management determined that MileStone's intangible assets with a net book value of $52.5 million were impaired based on the effects of changes in the Medicare reimbursement system discussed above and reduced the book value by $44.6 million to the assets estimated fair value. The fair value was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 38 years to 18 years.

The asset impairment of the Company's home health businesses was also related largely to the Medicare reimbursement changes discussed above. Based on the impact of IPS in 1998 and the anticipated effects of PPS after October 2000, management determined that the expected future earnings does not support the carrying value of these assets. Therefore, the book value of the related goodwill was reduced by $22.0 million to zero. Its estimated fair value was determined based on a multiple of projected annual earnings.

Management determined that the fixed assets for five skilled nursing facilities and two assisted living facilities were impaired based on the carrying value exceeding the undiscounted cash flows. The skilled nursing facilities were generating negative cash flows and the fixed assets were written off except for the land. The estimated fair value of the assisted living facilities was determined based on a multiple of projected annual earnings. The fixed assets of the skilled nursing and assisted living facilities had a carrying value of $23.8 million and were written down by $19.9 million.

The Company has three vision management businesses. The first business was a start-up business in 1995 which had $4.6 million in advances and $1.0 million in fixed assets. Since the business has not been able to generate cash flows to cover its expenses, the assets were written off. With the second business, the Company had advances of $1.5 million which were written down by $1.1 million. The third business had a forty-year management contract with a carrying value of $11.8 million. Based on a multiple of projected annual earnings, the estimated fair value was $3.4 million and the remaining estimated useful life was reduced from 36 years to 16 years. The primary reason for the decrease in projected annual earnings was declining reimbursement.

Management determined that the intangible assets for six rehabilitation businesses were impaired based on the carrying value exceeding the undiscounted cash flows. The businesses were generating negative cash flows and the Company had exhausted all measures to return the operations to a level of profitability. The book value of the related intangible assets was reduced by $8.4 million to zero carrying value.

As a result of the write-down of assets and change in the estimated useful life, depreciation and amortization is expected to decline by $2.4 million on an annual basis, excluding the accelerated amortization of Manor Care's computer software.

Interest expense decreased $10.2 million compared to the prior year due to the retirement of $140.1 million of Manor Care's 9.5% Senior Subordinated Notes in November 1997. The Senior Subordinated Notes were redeemed at a price of 103.56% and the premium paid on redemption was recorded as an extraordinary item of $3.2 million after taxes. The decline in the minority interest related to the removal of IHHI's minority interest due to the deconsolidation. Interest income from advances to discontinued lodging segment declined from the prior year due to the prepayment of $110.0 million and $115.7 million of indebtedness in the second quarter and fourth quarter of 1997, respectively.

The income taxes recorded for 1998 included the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, some of which are not deductible for income tax purposes. The effective tax rate, excluding these items, was 36.1% compared to 35.4% for 1997.

The Company had a loss from continuing operations of $46.2 million primarily due to the provision for restructuring charge, merger expenses, asset impairment and other related charges of $278.3 million ($213.5 million net of taxes).

During 1998 the Company recorded a gain of $99.8 million ($59.9 million after tax) from the conversion of Vitalink Pharmacy Services, Inc. (Vitalink) common stock to Genesis Health Ventures, Inc. (Genesis) preferred stock. On April 26, 1998 Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis. Pursuant to the Vitalink Merger Agreement that was consummated on August 28, 1998, Manor Care received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of its common stock of Vitalink. The preferred stock bears cash dividends at the initial rate of 5.9375% which amounted to $5.8 million in 1998 and was classified as other income. The financial results of Vitalink were recorded as income from discontinued pharmacy operations for all periods presented. The net income from discontinued pharmacy operations was significantly higher in 1997 due to the after-tax gain of $30.4 million from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. in February 1997.

During 1998 the Company recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million ($19.0 million after tax). On September 25,1998 the Company repaid the outstanding debt under HCR's and Manor Care's prior credit arrangements. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The extraordinary loss primarily related to the termination of the swaps but also included the unamortized debt issue costs.

On November 20, 1997 a consensus was reached by the Emerging Issues Task Force regarding the reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred. As a result, in November 1997 Manor Care expensed $3.2 million of reengineering costs after taxes as the cumulative effect of a change in accounting principle.

The Company believes that inflation has had no material impact on the results of operations.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues increased $205.8 million or 10% from the prior year. Revenues from skilled nursing and assisted living facilities increased $149.9 million due to increases in rates ($117.6 million) and capacity ($39.3 million). Revenues from the Company's ancillary businesses, excluding IHHI, increased $70.6 million and 90% of the increase was due to the acquisition of various rehabilitation companies and MileStone during the latter part of 1996 and in 1997. IHHI's revenues decreased $14.7 million primarily due to adjustments to Medicare receivables in connection with recent Medicare reimbursement decisions related to the allowability of community liaison costs and required documentation to support allowable costs. These adjustments are reported as a deduction from revenue.

The growth in bed capacity during 1997 was 1,191 beds, due to the purchase of one nursing facility and the opening of four skilled nursing centers, six Arden Courts and one Springhouse facility. The occupancy levels were 88% in 1996 and 1997. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations was 72% in 1996 compared to 73% in 1997.

Operating expenses increased $162.1 million or 10% from the prior year. Operating expenses from skilled nursing and assisted living facilities increased $101.6 million primarily due to labor costs, additional capacity and general increases in expenses. Operating expenses from the Company's ancillary businesses increased $60.5 million and 79% of the increase was due to the acquisition of various businesses during the year.

General and administrative expenses were relatively constant compared to the prior year. A gain of $2.0 million from the sale of a corporate office building was included in general and administrative expenses for 1997. In 1996 a gain of $7.3 million from the sale of four nursing centers offset by charitable contributions expense of $5.0 million was included in general and administrative expenses. The increase in depreciation and amortization of $13.6 million was primarily due to increases in property and equipment resulting from additions and renovations to existing facilities as well as the completion of new construction projects during the past year.

Manor Care recorded a provision of $26.3 million in 1996 related to impairment of certain long-lived assets ($21.2 million) and costs associated with Manor Care's restructuring of its healthcare business ($5.1 million). The non-cash asset impairment charges were attributable to write-downs of property, equipment and capitalized system development costs.

Interest expense increased $9.0 million which was attributable to higher debt levels in connection with newly developed facilities and acquisitions. The minority interest of $13.2 million increased from the prior year due to the minority owners' share of IHHI's net loss of $20.0 million for 1997. Interest income from advances to discontinued lodging segment declined $4.3 million from the prior year due to the prepayment of $110.0 million of indebtedness in the second quarter of 1997.

On November 1, 1996 Manor Care completed the spin-off of its lodging segment by contributing its net investment in discontinued lodging operations to Choice Hotels International, Inc.(Choice). Manor Care shareholders of record on October 10, 1996, received one share of Choice common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as a discontinued operation for 1996.

The Company believes that inflation has had no material impact on the results of operations.

FINANCIAL CONDITION - DECEMBER 31, 1998 AND 1997

Property and equipment increased $135.4 million as a result of $295.6 million in new construction and renovations and maintenance to existing facilities offset by the sale of two Springhouse facilities and three corporate office buildings, the write-down of assets and depreciation for the year. The expenditures for property and equipment resulted in an increase in debt for the Company.

There was no valuation allowance related to the deferred tax assets at December 31, 1998 and 1997, as the assets could be realized through the reversal of existing taxable temporary differences.

NEW ACCOUNTING STANDARD

In June 1998 the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2000. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

CAPITAL RESOURCES AND LIQUIDITY

During 1998 the Company satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under bank credit agreements. The Company used the cash principally for capital expenditures, systems development and merger expenses. At December 31, 1998 the Company maintained $33.7 million in cash and cash equivalents. Expenditures for property and equipment during 1998 consisted of $177.3 million for construction of new facilities and $118.3 million for renovation and maintenance of existing facilities.

Concurrent with the merger, a five-year, $500 million credit agreement (5 Year Agreement) and a 364-day, $300 million credit agreement (364 Day Agreement) were established with a group of banks, under which both HCR Manor Care and Manor Care are borrowers. The credit agreements were established to repay borrowings of the two companies under prior credit arrangements, to provide additional credit capacity for future developments and to provide credit back-up for the issuance of commercial paper. At December 31, 1998 outstanding borrowings of both companies aggregated $476 million under the 5 Year

Agreement and $230 million under the 364 Day Agreement - a total of $706 million. The Company plans to annually refinance the 364 Day Agreement. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $85.7 million.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alternative Living Services, Inc. (Alterra). The key provisions of the alliance include the sale of 29 centers to Alterra for approximately $200 million in cash and creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years. The asset sale and creation of the development joint venture are expected to be completed in the first half of 1999.

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

COMMITMENTS AND CONTINGENCY

The Company has cash flow commitments related to the restructuring plan that will require approximately $34 million in 1999, primarily for employee benefits. As of December 31, 1998 the Company had contractual commitments of $72.9 million relating to its internal construction program. The Company has total letters of credit of $58.2 million at December 31, 1998 that benefit certain third party insurers and bondholders of certain industrial revenue bonds, and 63% relate to recorded liabilities. The Company had obligations under noncancelable operating leases totaling $126.3 million at December 31, 1998. This amount includes the lease for the Company's new headquarters in Toledo that was finalized in January 1999, as well as Manor Care's previous headquarters in Gaithersburg, Maryland that the Company plans to exercise a purchase option and sell in 1999.

One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where Manor Care is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $5 million.

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

In 1995, HCR began an evaluation and upgrade to all of its technical infrastructure including hardware, operating systems and business applications. With the completion of that upgrade process, the Company will have in place, a complete package of technical solutions that properly utilize dates beyond December 31, 1999. The estimated costs of this package are expected to be $35 million. Most of these costs will be capitalized and amortized over a five to twelve year period. As of December 31, 1998 the Company has incurred approximately $19 million ($2 million expensed and $17 million capitalized). The Company has completed the technical solution definition and is 70% complete with the implementation. All computer hardware, software and operating system upgrades are expected to be in place by the end of the third quarter of 1999. It has not been necessary to accelerate our original implementation plan due to the Year 2000 issue.

To insure that our embedded chip devices, vendor and supplier interfaces are also Year 2000 compliant, the Company has put into place an assessment, remediation, testing, implementation and contingency plan for all products, services and relationships that do not meet our Year 2000 compliance standards. The Company expects all phases along with the contingency plan to be completed by the end of the third quarter of 1999 with internal resources. The Company has queried our significant suppliers and at this point, based on their representations, the Company does not believe that Year 2000 presents a material exposure as it relates to our embedded chip devices, system interfaces, significant suppliers or vendors. The Company believes today that the most likely worst case scenario, if it occurred, would involve temporary disruptions in delivery of medical and other supplies and temporary disruptions in payments, especially payments from Medicare and other government programs. If the federal and state healthcare reimbursement agencies or their intermediaries were to fail to implement Year 2000 compliant technologies before December 31, 1999, a temporary cash flow disruption could result. Those agencies and intermediaries have Year 2000 plans in place and the Company continues to monitor the status of those projects. However, all of the governmental agencies have stated that interim payment procedures would be implemented if their Year 2000 solutions are not in place by January 1, 2000.

The foregoing assessment is based on information currently available to the Company. The

Company will revise its assessment as it implements its Year 2000 strategy. The Company's Year 2000 compliance program is an ongoing process and the risk assessments and estimates of costs and completion dates for various phases of the program are subject to change. The cost of the Year 2000 program and the dates on which the Company believes the phases of the program will be completed are based on management's best estimates, which were derived using numerous assumptions of future events. Factors that could cause such changes include availability of qualified personnel and consultants, the actions of third parties and material changes in governmental regulations. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company's market risks inherent in derivatives and other financial instruments result primarily from changes in U.S. interest rates. The Company is not a party to any material derivative financial instruments. The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness. To mitigate the impact of fluctuations in variable interest rates, the Company could, at its option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

The Company has three interest rate swaps with a notional amount of $30.3 million at December 31, 1998 that effectively convert the Company's interest rate exposure on a floating rate operating lease to a fixed interest rate of 5.6%. The final payment on the operating lease of $30.3 million relating to Manor Care's corporate headquarters is due in August 2002 but the Company plans to exercise a purchase option on the building and sell it in 1999.

The following table provides information about the Company's significant interest rate risk at December 31, 1998 (in thousands):

                                                                               Outstanding      Fair Value
                                                                               -----------      ----------
Variable rate debt:
     364 Day Credit Agreement, matures September 1999,
       interest at a Eurodollar based rate plus .40%                            $230,000          $230,000
     5 Year Credit Agreement, matures September 2003,
       interest at a Eurodollar based rate plus .40%                            $476,000          $476,000

Fixed rate debt:
     Senior Notes, due June 2006, interest rate at 7.5%                         $150,000          $154,773

Interest rate swaps - liability:
     Pay variable rate (average 6.1%) and receive fixed rate
       (5.6%), due August 2002                                                                        $494

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP Independent Auditors                           27
Consolidated Balance Sheets                                                28
Consolidated Statements of Operations                                      29
Consolidated Statements of Cash Flows                                      30
Consolidated Statements of Stockholders' Equity                            31
Notes to Consolidated Financial Statements                                 32
Supplementary Data (Unaudited) - Summary of Quarterly Results              54

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS






The Board of Directors and Stockholders
HCR Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of HCR Manor Care, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCR Manor Care, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs and in 1997 the Company changed its method of accounting for business reengineering costs.

                                                               ERNST & YOUNG LLP


Toledo, Ohio
January 28, 1999

                              HCR MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,         December 31,
                                                                            1998                  1997
                                                                         ------------         ------------
                                                                                  (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                             $    33,718           $    47,933
  Receivables, less allowances for
   doubtful accounts of $58,125 and $52,590                                 314,883               308,797
  Prepaid expenses and other assets                                          33,920                45,627
Deferred income taxes                                                        35,235                43,375
                                                                        -----------           -----------
Total current assets                                                        417,756               445,732

Net property and equipment                                                1,740,326             1,604,913
Intangible assets, net of amortization of $10,023 and $15,101:
   Goodwill                                                                  57,349               130,915
   Other                                                                     23,453                32,124
Net investment in Genesis preferred stock                                   293,120
Investment in discontinued pharmacy segment                                                       184,819
Other assets                                                                183,136               169,865
                                                                        -----------           -----------
Total assets                                                            $ 2,715,140           $ 2,568,368
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   107,341           $   101,746
  Employee compensation and benefits                                         60,976                80,137
  Accrued insurance liabilities                                              26,313                30,010
  Income tax payable                                                                               29,692
  Other accrued liabilities                                                  72,534                54,943
  Revolving loans                                                           230,000
  Long-term debt due within one year                                          6,547                 7,106
                                                                        -----------           -----------
Total current liabilities                                                   503,711               303,634

Long-term debt                                                              693,180               751,281
Deferred income taxes                                                       245,564               246,469
Other liabilities                                                            72,422               100,661
Minority interest                                                             1,095                 3,294
Stockholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   110.9 and 115.9 million shares issued                                      1,109                 7,199
  Capital in excess of par value                                            356,333               471,930
  Retained earnings                                                         841,726               850,539
                                                                        -----------           -----------
                                                                          1,199,168             1,329,668
  Less treasury stock, at cost (7.8 million shares)                                              (166,639)
                                                                        -----------           -----------
Total stockholders' equity                                                1,199,168             1,163,029
                                                                        -----------           -----------
Total liabilities and stockholders' equity                              $ 2,715,140           $ 2,568,368
                                                                        ===========           ===========

                             See accompanying notes.

                              HCR MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year ended December 31
                                                                              ----------------------
                                                                         1998          1997            1996
                                                                         ----          ----            ----
                                                                     (In thousands, except per share amounts)

Revenues                                                              $2,209,087     $2,228,534     $2,022,710

Expenses:
  Operating                                                            1,715,575      1,760,923      1,598,826
  General and administrative                                              96,017         99,881        100,971
  Depreciation and amortization                                          119,223        112,723         99,165
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                           278,261                        26,300
                                                                       ---------      ---------      ---------
                                                                       2,209,076      1,973,527      1,825,262
                                                                       ---------      ---------      ---------
Income from continuing operations before
  other income (expenses) and income taxes                                    11        255,007        197,448
Other income (expenses):
  Interest expense                                                       (46,587)       (56,805)       (47,799)
  Minority interest                                                         (443)        13,245          2,169
  Equity in earnings of affiliated companies                               5,376          2,806          1,500
  Interest income and other                                               17,078         10,044          9,184
  Interest income from advances to discontinued lodging segment                          16,058         20,314
                                                                       ---------      ---------      ---------
  Total other income (expenses)                                          (24,576)       (14,652)       (14,632)
                                                                       ---------      ---------      ---------
Income (loss) from continuing operations before income taxes             (24,565)       240,355        182,816
Income taxes                                                              21,597         85,064         64,177
                                                                       ---------      ---------      ---------
Income (loss) from continuing operations                                 (46,162)       155,291        118,639
Discontinued operations:
  Income from discontinued pharmacy operations
    (net of taxes of $7,256, $36,992 and $9,977, respectively)             8,044         41,209         12,406
  Gain on conversion of Vitalink stock (net of taxes of $39,908)          59,861
  Income from discontinued lodging operations (net of taxes of $10,221)                                 13,220
                                                                       ---------      ---------      ---------
Income before extraordinary item and cumulative effect                    21,743        196,500        144,265
Extraordinary item (net of taxes of $12,690 and $2,150, respectively)    (19,036)        (3,216)
Cumulative effect of change in accounting principle
  (net of taxes of $3,759 and $2,115, respectively)                       (5,640)        (3,173)
                                                                       ---------      ---------      ---------
Net income (loss)                                                        $(2,933)      $190,111       $144,265
                                                                       =========      =========      =========

Earnings per share - basic
  Income (loss) from continuing operations                                 $(.42)         $1.44          $1.10
  Income from discontinued operations (net of taxes)                         .62            .38            .24
  Extraordinary item (net of taxes)                                         (.17)          (.03)
  Cumulative effect (net of taxes)                                          (.05)          (.03)
                                                                           -----          -----          -----
  Net income (loss)                                                        $(.03)*        $1.76          $1.33*
                                                                           =====          =====          =====
Earnings per share - diluted
  Income (loss) from continuing operations                                 $(.42)         $1.40          $1.06
  Income from discontinued operations (net of taxes)                         .62            .37            .23
  Extraordinary item (net of taxes)                                         (.17)          (.03)
  Cumulative effect (net of taxes)                                          (.05)          (.03)
                                                                           -----          -----          -----
  Net income (loss)                                                        $(.03)*        $1.71          $1.29
                                                                           =====          =====          =====
Weighted average shares:
     Basic                                                               108,958        108,159        108,337
     Diluted                                                             108,958        110,881        111,964
*Doesn't add due to rounding.

                             See accompanying notes.

                              HCR MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31
                                                                                            ----------------------
                                                                                     1998            1997         1996
                                                                                     ----            ----         ----
                                                                                              (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                  $(2,933)       $190,111       $144,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Income from discontinued operations                                              (67,905)        (41,209)       (25,626)
  Depreciation and amortization                                                    119,329         113,268        101,130
  Asset impairment and other non-cash charges                                      191,745                         26,300
  Provision for bad debts                                                           39,485          50,196         21,834
  Deferred income taxes                                                            (32,673)         41,586          3,115
  Gain on sale of assets                                                            (6,545)         (2,058)        (7,321)
  Minority interest                                                                    443         (13,245)        (2,169)
  Equity in earnings of affiliated companies                                        (5,376)         (2,806)        (1,500)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                     (83,798)       (107,732)       (77,905)
   Prepaid expenses and other assets                                                17,679         (23,188)        (4,758)
   Liabilities                                                                     (34,048)        (32,696)        37,002
                                                                                  --------        --------       --------
Total adjustments                                                                  138,336         (17,884)        70,102
                                                                                  --------        --------       --------
Net cash provided by continuing operations                                         135,403         172,227        214,367
Net cash provided by (used in) discontinued operations                              17,836          (8,440)        81,034
                                                                                  --------        --------       --------
Net cash provided by operating activities                                          153,239         163,787        295,401
                                                                                  --------        --------       --------

INVESTING ACTIVITIES
Investment in  property and equipment                                             (295,578)       (223,876)      (194,918)
Investment in systems development                                                  (22,158)        (29,110)       (17,227)
Acquisitions                                                                        (9,841)        (98,381)       (58,750)
Proceeds from sale of assets                                                        24,137           6,680         17,283
(Advances to) payments from non-consolidated affiliates                             (2,799)        213,133          2,921
Decrease due to deconsolidation of subsidiary                                      (13,948)
Other, net                                                                          (6,847)          3,469        (22,520)
                                                                                  --------        --------       --------
Net cash used in investing activities of continuing operations                    (327,034)       (128,085)      (273,211)
Net cash used in investing activities of discontinued operations                    (6,810)        (83,524)      (134,385)
                                                                                  --------        --------       --------
Net cash used in investing activities                                             (333,844)       (211,609)      (407,596)
                                                                                  --------        --------       --------

FINANCING ACTIVITIES
Net borrowings under bank credit agreements                                        191,940         186,093          7,451
Issuance of debentures                                                                                            150,000
Principal payments of long-term debt                                                (6,788)        (47,064)        (1,896)
Payment of debentures                                                                             (146,100)        (9,900)
Proceeds from exercise of stock options                                              3,120          11,894         13,120
Purchase of common stock for treasury                                               (4,838)        (47,707)       (46,331)
Dividends paid by Manor Care                                                        (2,805)         (6,141)        (5,519)
                                                                                  --------        --------       --------
Net cash provided by (used in) financing activities of continuing operations       180,629         (49,025)       106,925
Net cash provided by (used in ) financing activities of discontinued operations    (11,026)         91,964         17,128
                                                                                  --------        --------       --------
Net cash provided by financing activities                                          169,603          42,939        124,053
                                                                                  --------        --------       --------

Net increase (decrease) in cash and cash equivalents                               (11,002)         (4,883)        11,858
Net Manor Care cash flows for December 1997                                         (3,213)
Cash and cash equivalents at beginning of period                                    47,933          52,816         40,958
                                                                                  --------        --------       --------
Cash and cash equivalents at end of period                                         $33,718         $47,933        $52,816
                                                                                  ========        ========       ========

                             See accompanying notes.

                              HCR MANOR CARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Capital                                            Total
                                            Common Stock     in Excess                   Treasury Stock          Stock-
                                            ------------      of Par     Retained        --------------          holders'
                                        Shares     Amount      Value     Earnings      Shares     Amount         Equity
                                        ------     ------      -----     --------      ------     ------         ------
                                                                         (In thousands)
Balance at January 1, 1996                114,461   $6,888    $435,063    $695,840     (5,429)    $(87,483)    $1,050,308

     Vesting of restricted stock                                 1,012                                              1,012
     Purchase of treasury stock                                                        (1,805)     (46,331)       (46,331)
     Exercise of stock options                370       35      10,597      (3,670)       370        6,299         13,261
     Tax benefit from restricted stock
       and exercise of stock options                             3,646                                              3,646
     Effect of HCR's 50% stock
       distribution                                    163        (163)
     Net income                                                            144,265                                144,265
     Dividend of discontinued lodging
       segment                                                            (167,289)                              (167,289)
     Manor Care cash dividends
       ($.088 per share)                                                    (5,519)                                (5,519)
     Other                                                         745         592                                  1,337
                                          -------   ------    --------    --------   --------     --------     ----------
Balance at December 31, 1996              114,831    7,086     450,900     664,219     (6,864)    (127,515)       994,690

     Purchase of treasury stock                                                        (1,493)     (48,104)       (48,104)
     Exercise of stock options              1,037      113       9,018      (4,908)       512        8,980         13,203
     Tax benefit from restricted stock
       and exercise of stock options                             7,504                                              7,504
     Net income                                                            190,111                                190,111
     Dividend of discontinued lodging
       segment                                                               7,151                                  7,151
     Manor Care cash dividends
       ($.088 per share)                                                    (6,141)                                (6,141)
     Other                                                       4,508         107                                  4,615
                                          -------   ------    --------    --------   --------     --------     ----------
Balance at December 31, 1997              115,868    7,199     471,930     850,539     (7,845)    (166,639)     1,163,029

     Adjustment to conform Manor
       Care's fiscal year                       9                  121       4,627                                  4,748
     Issue and vesting of restricted stock    339        3      13,110                                             13,113
     Purchase of treasury stock                                                          (369)     (16,056)       (16,056)
     Exercise of stock options                218        6       2,138      (6,993)       577       10,742          5,893
     Tax benefit from restricted stock
       and exercise of stock options                            34,997                                             34,997
     Net loss                                                               (2,933)                                (2,933)
     Manor Care cash dividends
       ($.044 per share)                                                    (2,805)                                (2,805)
     Exchange of Manor Care common
       stock and stock options for
       HCR Manor Care common stock         (5,488)  (6,099)   (165,854)                 7,637      171,953
     Other                                                        (109)       (709)                                  (818)
                                          -------   ------    --------    --------   --------     --------     ----------
Balance at December 31, 1998              110,946   $1,109    $356,333    $841,726                             $1,199,168
                                          =======   ======    ========    ========   ========     ========     ==========

                             See accompanying notes.

                              HCR MANOR CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS COMBINATION AND BASIS OF PRESENTATION

On September 24, 1998, the stockholders of Health Care and Retirement Corporation (HCR) and the stockholders of Manor Care, Inc. (Manor Care) separately approved the merger of the companies, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares, and Manor Care stock options outstanding were converted into approximately 2.1 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. (HCR Manor Care or the Company).

The merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented. The historical financial information of Manor Care (previously reported on fiscal years ending May 31) has been restated. As of January 1, 1998, Manor Care's historical financial information has been restated to conform with HCR's quarterly and annual reporting period for 1998. For 1997 and 1996 Manor Care's historical financial information for the twelve months ended November 30, 1997 and 1996 were combined with HCR's annual reporting period of December 31, 1997 and 1996, respectively. HCR Manor Care's financial position as of December 31, 1997 consists of HCR's financial position as of December 31, 1997 combined with Manor Care's financial position as of November 30, 1997. Due to the different fiscal yearends, Manor Care's results for the month of December 1997 are not included in the restated financial statements for 1998 or 1997. For December 1997, Manor Care had revenues of $113.7 million, operating expenses of $90.8 million, income from continuing operations of $6.1 million, net income of $6.0 million and cash dividends of $1.4 million.

Summarized results of the separate companies through September 30, 1998 follow (dollars in thousands):

                                                                      Manor              Charge
                                                         HCR          Care            (see Note 3)    Consolidated
                                                         ---          ----            ------------    ------------
Nine months ended September 30, 1998
         Revenues                                     $683,072       $970,856                         $1,653,928
         Income (loss) from continuing operations       59,979         63,798          $(197,621)        (73,844)
         Net income (loss)                              59,979        126,063           (216,657)        (30,615)
         Other changes in stockholders' equity           1,567          (244)                              1,323
Year ended December 31, 1997
         Revenues                                      891,963      1,336,571                          2,228,534
         Income from continuing operations              70,121         85,170                            155,291
         Net income                                     70,121        119,990                            190,111
         Other changes in stockholders' equity        (29,149)          7,377                            (21,772)
Year ended December 31, 1996
         Revenues                                      782,023      1,240,687                          2,022,710
         Income from continuing operations              59,443         59,196                            118,639
         Net income                                     59,443         84,822                            144,265
         Other changes in stockholders' equity        (40,839)      (159,044)                           (199,883)

2.       ACCOUNTING POLICIES

NATURE OF OPERATIONS
HCR Manor Care is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of HCR Manor Care's business relates to skilled nursing care and assisted living, operating 360 centers in 32 states with more than half located in Ohio, Michigan, Illinois, Pennsylvania and Florida. The Company provides rehabilitation therapy in nursing centers of its own and others, and 82 outpatient therapy clinics serving the midwestern and mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 71 offices located in 16 states.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of HCR Manor Care and its majority owned subsidiaries. As a result of Manor Care's spin-off of its lodging operations in 1996 and the merger of Vitalink Pharmacy Services, Inc. (Vitalink) with and into Genesis Health Ventures, Inc. (Genesis) in 1998, the accompanying consolidated financial statements reflect the lodging and pharmacy segments as discontinued operations. Significant intercompany accounts and transactions have been eliminated in consolidation, except for advances to the discontinued lodging segment and the related interest income.

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliate as they occur. Losses are limited to the extent of the Company's investments in, advances to and guarantees for the investee. The Company's 41% ownership interest in In Home Health, Inc. (IHHI) and its ownership interest in certain partnerships are recorded under the equity method.

During 1998 the Company changed the accounting for its investment in IHHI. The Company owns 41% of the common stock and all of the preferred stock of IHHI. The investment was consolidated until the fourth quarter of 1998 when the Company changed to the equity method of accounting, retroactive to January 1, 1998. The change to the equity method resulted from a Second Preferred Stock Modification Agreement (the Agreement) between the Company and IHHI executed on December 22, 1998. Under the terms of the Agreement, the Company irrevocably waived the right of the preferred stock to vote on an as-if-converted basis along with the common stock, except with respect to certain protective rights. In consideration for the Company entering into the Agreement, IHHI waived the right to pay the 12% annual dividend on the preferred stock in the form of shares of common stock. IHHI has historically paid this dividend in cash, and as a result of the Agreement will continue to do so. The Agreement does not affect the voting rights of the common stock. As a result of the Agreement, the Company no longer has a majority voting power with respect to the election of IHHI's board of directors.

The Company has controlling investments in certain entities which are not wholly owned. Amounts reflected as minority interest represent the minority owners' share of income in these entities. Minority interest liability represents the cumulative minority owners' share of income of these entities.

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

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 20 years for equipment and furnishings and 10 to 40 years for buildings and improvements.

Direct incremental costs are capitalized for major development projects and are amortized over the lives of the related assets. The Company capitalizes interest on borrowings applicable to facilities in progress.

INTANGIBLE ASSETS
Goodwill and other intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from 5 to 15 years for noncompete agreements, 20 to 40 years for management contracts and 20 to 40 years for goodwill. Deferred financing costs are amortized to interest expense over the life of the related borrowings, using the interest method.

IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, national health care trends and other publicly available information. If these external factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 3 for further discussion of impairment charges in 1998.

SYSTEMS DEVELOPMENT COSTS
Costs incurred for systems development include direct payroll and consulting costs. These costs are capitalized and are amortized over the lesser of the estimated useful lives of the related systems or ten years.

Prior to November 1997, the Company capitalized and amortized its business process reengineering costs related to its system projects. On November 20, 1997 a consensus was reached by the Emerging Issues Task Force regarding business process reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred. As a result, in November 1997, the Company changed its accounting policy and expensed $3.2 million of reengineering costs (net of taxes) as the cumulative effect of a change in accounting principle.

START-UP COSTS
Prior to 1998, the Company capitalized start-up costs and amortized the costs over two years. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. In the fourth quarter of 1998, the Company elected to adopt SOP 98-5 as of January 1, 1998. The cumulative effect of expensing all capitalized start-up costs as of January 1 was $9.4 million or $5.6 million after tax.

INVESTMENT IN LIFE INSURANCE
Investment in corporate owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, which includes premiums and interest on cash surrender borrowings, net of all increases in cash surrender values, is included in operating expenses.

INTEREST RATE SWAPS
The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation and its associated interest rate swap, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred $20.3 million, $12.7 million and $13.1 million in advertising costs for the years ended December 31, 1998, 1997 and 1996, respectively.

TREASURY STOCK
The Company records the purchase of its common stock for treasury at cost. The treasury stock is reissued on a first-in, first-out method. If the proceeds from reissuance of treasury stock exceeds the cost of the treasury stock, the gain is recorded in capital in excess of par value. If the cost of the treasury stock exceeds the proceeds from reissuance of the treasury stock, the loss is first charged against any gains previously recorded in capital in excess of par value and any remainder is charged to retained earnings.

STOCK BASED COMPENSATION
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options.

EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income (income available to common stockholders) by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to basic EPS except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company include shares issuable upon exercise of the Company's nonqualified stock options and restricted stock that has not vested.

NEW ACCOUNTING STANDARD
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2000. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

3.       RESTRUCTURING CHARGE, MERGER EXPENSES, ASSET IMPAIRMENT AND OTHER
CHARGES

In 1998 the Company recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. In the second quarter Manor Care recorded a charge of $13.5 million in connection with its plan to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development business. As a result of the merger with HCR, the separation of Manor Care's businesses did not occur. Charges related to the merger of HCR and Manor Care totaled $134.7 million. In connection with the merger, HCR Manor Care developed a plan to integrate the businesses of both companies that includes closing Manor Care's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring. The liability outstanding at December 31, 1998 relating to these charges is recorded in other accrued liabilities.

The components consist of the following (in thousands):

                                                        Cash/                                      Liability
                                                      Non-cash       Charge         Activity      at 12/31/98
                                                      --------       ------         --------      -----------
Manor Care planned spin-off:
     Employee benefits                               cash            $5,917        $(5,300)           $617
     Transaction costs                               cash             6,805         (6,805)
     Write-down of assets                            non-cash           778           (778)
                                                                   --------      ---------         -------
                                                                     13,500        (12,883)            617
                                                                   --------      ---------         -------
HCR and Manor Care merger:
     Employee benefits                               cash            41,028        (12,734)         28,294
     Deferred compensation                           non-cash        11,867        (11,867)
     Other exit costs                                cash             4,234                          4,234
     Merger transaction costs                        cash            21,122        (21,122)
     Write-down of assets                            non-cash        56,468        (56,468)
                                                                   --------      ---------         -------
                                                                    134,719       (102,191)         32,528
                                                                   --------      ---------         -------
Other costs:
     Amortization                                    non-cash         7,863         (7,863)
     Duplicate costs                                 cash             5,725         (5,725)
     Other                                           cash             1,685           (685)          1,000
Asset impairment unrelated to merger                 non-cash       114,769       (114,769)
                                                                   --------      ---------         -------
                                                                    130,042       (129,042)          1,000
                                                                   --------      ---------         -------
     Total                                                         $278,261      $(244,116)        $34,145
                                                                   ========      =========         =======

In Manor Care's planned spin-off of its non-healthcare businesses a total of 208 employees were terminated. The employees did not receive a lump-sum severance payment upon termination but receive their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal and accounting fees and expenses, and printing and mailing costs.

In the HCR and Manor Care merger, the employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of Manor Care who received termination notices. A total of 364 employees have left the Company as of December 31, 1998 but 269 employees continue to be paid their severance payments on a biweekly basis. The majority of the Manor Care employees remaining with the Company at yearend have termination dates in the first quarter of 1999. The cash severance payments will continue through 1999. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertain to various lease agreements and hardware and software contracts that will be terminated. The merger transaction costs primarily included financial advisory, legal and accounting fees and expenses, and printing and mailing costs.

HCR Manor Care identified two groups of assets that were impaired as a result of the merger. The Company has integrated the information systems of the companies which resulted in the write-off of the net book value ($45.2 million) of Manor Care's computer hardware and software that was no longer being utilized by the Company as of December 31, 1998. Certain construction development project costs ($11.3 million), excluding the land value, have been abandoned due to a change in strategy.

The Company recorded other unusual costs as a result of the merger. The non-cash charge primarily related to the amortization of certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its estimated useful life ranging from six to nine months. Certain general and administrative costs of $5.7 million represented salaries and benefits for employees performing duplicative services in Toledo or Gaithersburg.

The Company also recorded a charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. The charge of $114.8 million consisted of a majority of the goodwill related to the Company's program management service business, all of the goodwill related to the Company's home health businesses, the intangible assets related to six of the Company's rehabilitation businesses, a majority of the fixed assets related to seven facilities and certain assets relating to the Company's vision management businesses. A significant feature of the Company's evaluation is the evolving impact of the Balanced Budget Act of 1997 (Budget Act) under which a new Medicare prospective payment system (PPS) commenced on July 1, 1998 and an interim payment system (IPS) for home health businesses commenced on October 1, 1997 for the Company. PPS is scheduled to replace IPS for home health reimbursement in October 2000. These new reimbursement systems have had an unfavorable impact on the program management service, home health and vision management businesses resulting in an impairment loss. The write-off of the facility fixed assets and the rehabilitation company intangible assets resulted from specific entities which were not generating cash flow despite efforts by the Company to return the operations to a level of profitability. The estimated fair value of the impaired assets was based on a multiple of projected annual earnings.

Manor Care recorded a provision of $26.3 million in 1996 related to impairment of certain long-lived assets ($21.2 million) and costs associated with Manor Care's restructuring of its healthcare business ($5.1 million). The non-cash asset impairment charges were attributable to write-downs of property, equipment and capitalized system development costs.

4.       ACQUISITIONS/DIVESTITURES

In December 1998 the Company entered into an agreement to sell 29 facilities to Alternative Living Services, Inc. (Alterra) for approximately $200 million in cash which is expected to be completed in the first half of 1999.

The Company paid $9.8 million, $68.4 million and $58.8 million in 1998, 1997 and 1996, respectively, for the acquisition of rehabilitation therapy businesses, skilled nursing centers and management services agreements. The acquisitions were accounted for under the purchase method of accounting. Certain of these agreements contain a provision for additional consideration contingent upon the future financial results of the business. The maximum contingent consideration aggregates $37.1 million and will, if earned, be paid over the next four years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses are included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in 1998 and 1997. The Company also acquired 1.5 million shares of Vitalink Pharmacy Services, Inc. common stock for $30.0 million in 1997.

During 1998 the Company sold two assisted living facilities for $4.7 million and three corporate office buildings for $16.5 million. During 1997 the Company sold one corporate office building for $6.7 million. During 1996 the Company sold four skilled nursing centers for $17.3 million.

5.       DISCONTINUED LODGING OPERATIONS

On November 1, 1996, Manor Care completed the spin-off of its lodging segment. Manor Care's shareholders of record on October 10, 1996 received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for 1996.

For the year ended December 31, 1996, the financial results from the discontinued lodging operations are as follows: revenue of $374.0 million, income before income taxes of $23.4 million and net income of $13.2 million.

Included in the discontinued lodging operations is interest expense charged by Manor Care to the discontinued lodging segment relating to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets. For the years ended December 31, 1997 and 1996, interest allocated amounted to $16.1 million and $20.3 million, respectively. Total advances amounted to $225.7 million which were prepaid in full in 1997.

6.       DISCONTINUED PHARMACY OPERATIONS

A subsidiary of Manor Care owned approximately 50% of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. On April 26, 1998 Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement, on August 29, 1998, Manor Care received .045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (Genesis Preferred Stock) for each share of Vitalink common stock. Manor Care received 586,240 preferred shares valued at $293.1 million as consideration for all of its common stock of Vitalink. As a result of the conversion of stock, the Company recorded a gain of $99.8 million ($59.9 million after tax). Accordingly, the Vitalink results are reported as discontinued operations for all periods presented.

The Genesis Preferred Stock bears cash dividends at an initial annual rate of 5.9375% which amounted to $5.8 million in 1998. Genesis Preferred Stockholders are initially entitled to 13.441 votes per share of Genesis Preferred Stock, and will vote together with the holders of Genesis common stock, and as a separate class on matters as to which the Pennsylvania Business Corporation Law requires a separate class vote.

At the option of Manor Care, each share of Genesis Preferred Stock is convertible at any time into Genesis common stock at a conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may, under certain circumstances, force conversion of the Genesis Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect of the Genesis Preferred Stock as of the date of the conversion thereof.

The revenues, income from discontinued pharmacy operations before income taxes and net income from discontinued pharmacy operations for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                              (In thousands)

Revenues (a)                                                   $381,075         $432,834          $158,014
Income from discontinued pharmacy
  operations before income taxes (b)                             15,300           78,201            22,383
Net income from discontinued pharmacy
  operations                                                      8,044           41,209            12,406
Gain on conversion of Vitalink stock
  (net of taxes)                                                 59,861

(a) Includes sales to Manor Care's skilled nursing and assisted living facilities of $31,828, $44,599 and $36,154 for the years ended December 31, 1998, 1997 and 1996, respectively
(b) Income from discontinued pharmacy operations before income taxes for 1997 includes a $50.3 million pretax gain resulting from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. in February 1997.

7.       REVENUES

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totalled $1.1 billion, $1.2 billion and $1.1 billion for the years ended December 31, 1998, 1997 and 1996, respectively. In 1996, the Health Care Financing Administration issued a modification to regulations governing the treatment of interest expense and investment income offsets for Medicare reimbursement purposes. As a result of the modification, the Company recognized revenues of $20.0 million in 1997, which had been reserved in prior years. Medicare and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements. Net third party settlements receivable amounted to $6.4 million and $8.1 million at December 31, 1998 and 1997, respectively. There were no non-governmental receivables which represented amounts in excess of 10% of total receivables at December 31, 1998 and 1997.

Revenues for certain health care services are as follows:

                                                               1998              1997             1996
                                                               ----              ----             ----
                                                                            (In thousands)

Skilled and assisted living services                         $1,987,815       $1,888,578        $1,738,667
Rehabilitation services                                          70,522           72,645            51,992
Home health services                                             48,416          168,209           173,081
Other services                                                  102,334           99,102            58,970
                                                             ----------       ----------        ----------
                                                             $2,209,087       $2,228,534        $2,022,710
                                                             ==========       ==========        ==========

8.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                                1998              1997
                                                                ----              ----
                                                                   (In thousands)

Land and improvements                                          $179,481       $  165,979
Buildings and improvements                                    1,615,366        1,460,863
Equipment and furnishings                                       369,752          357,844
Capitalized leases                                               32,293           32,293
Construction in progress                                        125,724          103,748
                                                             ----------       ----------
                                                              2,322,616        2,120,727
Less accumulated depreciation                                   582,290          515,814
                                                             ----------       ----------
Net property and equipment                                   $1,740,326       $1,604,913
                                                             ==========       ==========

Depreciation expense amounted to $110.8 million, $96.2 million and $88.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated depreciation includes $9.2 million and $8.1 million at December 31, 1998 and 1997, respectively, relating to capitalized leases.

9.       DEBT

Debt consists of the following at December 31:

                                                                1998              1997
                                                                ----              ----
                                                                    (In thousands)
Five Year Agreement                                            $476,000
364 Day Agreement                                               230,000
Prior credit facilities                                                         $521,941
Senior Notes, net of discount                                   149,555          149,490
Mortgages and other notes                                        68,014           78,877
Capital lease obligations (see Note 11)                           6,158            8,079
                                                               --------         --------
                                                                929,727          758,387
Less:
364 Day Agreement                                               230,000
Amounts due within one year                                       6,547            7,106
                                                               --------         --------
Long-term debt                                                 $693,180         $751,281
                                                               ========         ========

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

Loans under the 364 Day Agreement which mature September 24, 1999, bear interest at variable rates that reflect, at the election of the Company, either the agent bank's base lending rate or an increment over Eurodollar indices of .175% to
 .525%, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provides for a fee on the total amount of the facility, ranging from .10% to .225%, depending on the performance of the same ratio.

Loans under the 5 Year Agreement which mature September 24, 2003, bear interest at variable rates that reflect, at the election of the Company, the agent bank's base lending rate, rates offered by any of the participating banks under bid procedures, or an increment over Eurodollar indices of .15% to .50%, depending on the quarterly performance of a key ratio. In addition to direct borrowings, the 5 Year Agreement may be used to support the issuance of up to $100 million of letters of credit. The 5 Year Agreement also provides for a fee on the total amount of the facility, ranging from .125% to .25%, depending on the performance of the same key ratio.

Whenever the aggregate utilization of both credit facilities exceeds $400 million, an additional fee of .05% is due on loans. The average interest rate on loans under the 5 Year and 364 Day Credit Agreements was 5.75% at December 31, 1998, excluding the fee on the total facility. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $85.7 million.

On September 25, 1998, the Company repaid $264 million outstanding under HCR's prior credit agreement and $325 million on Manor Care's prior credit arrangements. The repayment of the prior credit facilities was accounted for as an early extinguishment of debt. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The loss on terminating the swaps along with the unamortized debt issue costs was recorded as an extraordinary item that totaled $19.0 million after taxes of $12.7 million.

In June 1996, Manor Care issued $150 million of 7.5% Senior Notes due 2006. These notes are redeemable at the option of Manor Care at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of the redemption. The proceeds of the offering were used to repay borrowings under Manor Care's prior credit facility.

In November 1992, Manor Care issued $150 million of 9.5% Senior Subordinated Notes due November 2002. In July 1996, Manor Care repurchased $9.9 million of the Senior Subordinated Notes for $10.5 million. In November 1997, Manor Care redeemed all outstanding Senior Subordinated Notes due 2002 at a redemption price of 103.56% with the proceeds of borrowings under Manor Care's prior credit facility. Manor Care recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

Interest rates on mortgages and other long-term debt ranged from 4.65% to 11.58%. Maturities range from 2000 to 2019. Owned property with a net book value of $169.7 million was pledged or mortgaged. Interest paid on all debt amounted to $47.1 million, $56.2 million and $40.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Capitalized interest costs amounted to $8.6 million, $4.9 million and $5.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Debt maturities for the five years subsequent to December 31, 1998 are as follows: 1999 - $236.5 million; 2000 - $6.0 million; 2001 - $5.9 million; 2002 -
$6.1 million and 2003 - $484.1 million.

10.      INTEREST RATE HEDGE

The Company entered into multiple interest rate swap agreements to hedge its exposure to fluctuations in interest rates on certain long-term debt and operating leases. At December 31, 1998, the Company had three interest rate swap agreements outstanding, with a total notional principal amount of $30.3 million. These agreements effectively convert the Company's interest rate exposure on a floating rate operating lease to a fixed interest rate of 5.6% and mature simultaneously with the relevant operating lease in 2002. While the Company is exposed to credit loss in the event of nonperformance by other parties to outstanding interest rate swap agreements, the Company does not anticipate any such credit losses.

In conjunction with the repayment of Manor Care's prior credit arrangements in September 1998, Manor Care terminated three interest rate swaps with a notional principal amount of $350.0 million resulting in a $31.3 million cash loss. The loss on terminating the swaps was recorded as an extraordinary item along with the unamortized debt issue costs. These agreements effectively converted Manor Care's interest rate exposure on certain floating rate debt to a weighted average fixed rate of 6.53%.

In conjunction with the June 1996 issuance of $150.0 million of 7.5% Senior Notes, Manor Care also entered into a series of interest rate swap and treasury lock agreements having a total notional principal amount of $150.0 million. Agreements with a total notional principal amount of $100.0 million were terminated concurrent with the pricing of the notes offering on May 30, 1996 with a $2.7 million cash gain. The remaining agreement, with a total notional principal amount of $50.0 million, was terminated on October 23, 1996 with a $1.4 million cash gain. The gains on the termination of the agreements have been deferred and are being amortized against interest expense over the life of the 7.5% Senior Notes, effectively reducing the interest rate on the notes to 7.1%. The effect of the agreements on interest expense during the period that the agreements were outstanding was to reduce interest expense to 6.9%.

11.      LEASES

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. Payments under noncancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 1998 are as follows:

                                                              Operating          Capital
                                                                Leases            Leases
                                                                ------            ------
                                                                     (In thousands)

1999                                                           $ 13,777          $ 1,154
2000                                                             12,890              900
2001                                                             11,405              753
2002                                                             40,235              757
2003                                                              7,374              761
Later years                                                      40,589           12,476
                                                                -------           ------
Total minimum lease payments                                   $126,270           16,801
                                                               ========

Less amount representing interest                                                 10,643
                                                                                 -------
Present value of net minimum
   lease payments (included in
   long-term debt - see Note 9)                                                  $ 6,158
                                                                                 =======

The operating lease amounts above include the monthly lease payments and residual guarantees related to the new Company headquarters that was finalized in January 1999, as well as the Manor Care headquarters in Gaithersburg, Maryland. Rental expense was $18.0 million, $22.2 million and $16.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

12.      INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                              (In thousands)
Current:
   Federal                                                      $46,903          $37,436           $52,443
   State and local                                                7,367            6,042             8,619
                                                                -------          -------           -------
                                                                 54,270           43,478            61,062

Deferred:
   Federal                                                      (27,800)          35,188             2,636
   State and local                                               (4,873)           6,398               479
                                                               --------         --------          --------
                                                                (32,673)          41,586             3,115
                                                               --------         --------           -------
Provision for income taxes from
  continuing operations                                          21,597           85,064            64,177
Provision for income taxes from
  discontinued operations                                        47,164           36,992            20,198
Benefit for income taxes from
  extraordinary items                                           (12,690)          (2,150)
Benefit for income taxes from cumulative
  effect of change in accounting principle                       (3,759)          (2,115)
                                                               --------         --------           -------
Total provision for income taxes                                $52,312         $117,791           $84,375
                                                               ========         ========           =======

The reconciliation of the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes to the provision (benefit) for income taxes from continuing operations is as follows:

                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                             (In thousands)
Income taxes (benefit) computed at statutory rate               $(8,598)         $84,124           $63,986
Differences resulting from:
  Write-off of nondeductible goodwill                            22,028
  Nondeductible transaction costs                                 7,217
  State and local income taxes                                    1,621            8,086             5,914
  Nondeductible compensation                                      2,028
  Exclusion of dividends received                                (2,093)            (672)             (672)
  Jobs tax credits                                               (1,484)            (765)             (450)
  Corporate owned life insurance                                 (1,079)          (6,455)           (5,620)
  Other                                                           1,957              746             1,019
                                                                -------         --------          --------
Provision for income taxes from
  continuing operations                                         $21,597          $85,064           $64,177
                                                                =======          =======           =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                                1998              1997
                                                                ----              ----
                                                                    (In thousands)
Deferred tax assets:
   Employee compensation and benefits                           $32,346          $22,605
   Allowances for receivables and settlements                    21,577           28,206
   Accrued insurance reserves                                    11,153           12,329
   Other                                                          3,938            6,391
                                                              ---------        ---------
                                                                $69,014          $69,531
                                                              =========        =========

Deferred tax liabilities:
   Fixed asset and intangible asset
     bases differences                                         $155,134         $181,593
   Gain on Vitalink transactions                                 71,236           31,778
   Purchased tax benefits                                        38,938           43,291
   Pension receivable                                             6,867            5,983
   Other                                                          7,168            9,980
                                                              ---------        ---------
                                                               $279,343         $272,625
                                                              =========        =========
Net deferred tax liabilities                                  $(210,329)       $(203,094)
                                                              =========        =========

The income tax receivable was $6.3 million at December 31, 1998. Income taxes paid amounted to $9.0 million, $28.5 million and $50.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

13.      COMMITMENTS/CONTINGENCY

One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where Manor Care is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $5 million.

The Company is party to various other legal proceedings arising in the ordinary course of business. The Company does not believe the results of such proceedings, even if unfavorable to the Company, would have a material adverse effect on its financial position.

As of December 31, 1998, the Company had contractual commitments of $72.9 million relating to its internal construction program.

14.      EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                        (In thousands, except EPS)
Numerator:
     Income (loss) from continuing operations
       (income available to common stockholders)               $(46,162)        $155,291          $118,639

Denominator:
     Denominator for basic EPS - weighted-
       average shares                                           108,958          108,159           108,337
     Effect of dilutive securities:
         Stock options                                                             2,722             3,627
                                                                -------          -------           -------
     Denominator for diluted EPS - adjusted
       weighted-average shares and assumed
       conversions                                              108,958          110,881           111,964
                                                                =======          =======           =======

Income (loss) from continuing operations:
Basic EPS                                                        $(.42)            $1.44             $1.10
Diluted EPS                                                      $(.42)            $1.40             $1.06

In 1998 the dilutive effect of stock options would have been 2,349,000 shares. These shares were not included in the calculation because the effect would be antidilutive with a loss from continuing operations. Restricted stock awards of 339,500 shares in 1997 were not included in the computation of diluted EPS because the effect would be antidilutive. Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares were: 1,091,725 shares for the 1997 calculation and 920,550 shares for the 1996 calculation

15.      STOCK PLANS

The Company has stock option plans for key employees and for outside directors which authorize the grant of options for up to 11,199,000 and 800,000 shares, respectively. There were 3,772,792 shares available for future grant at December 31, 1998. Generally, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. The options for key employees vest between three and five years and the options for outside directors vest immediately.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans, and accordingly, did not recognize compensation expense for options granted in 1995 through 1998. If the Company had accounted for its 1995 through 1998 options under the fair value method of FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                (In thousands, except earnings per share)

Net income (loss) - as reported                                 $(2,933)        $190,111          $144,265
Net income (loss) - pro forma                                  $(17,581)        $186,933          $142,642

Earnings per share - as reported:
  Basic                                                           $(.03)           $1.76             $1.33
  Diluted                                                         $(.03)           $1.71             $1.29
Earnings per share - pro forma:
  Basic                                                           $(.16)           $1.73             $1.32
  Diluted                                                         $(.16)           $1.68             $1.27

The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants prior to 1995 and there was additional pro forma compensation expense in 1998 as a result of the merger. In 1998 all outstanding Manor Care options were converted, under their original terms, into the right to receive shares of HCR Manor Care common stock, therefore, the remaining fair value of 1995 through 1998 grants was expensed in 1998. Also, the vesting was accelerated for stock options granted in 1996 and 1997 for certain HCR executive officers which required the remaining fair value to be expensed in 1998.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for HCR for all years; dividend yield based on historical dividends of $.088 per share annually for Manor Care, expected volatility of 28.0%, 23.3% and 15.7%; risk-free interest rates of 4.72%, 5.70% and 6.19%; and expected lives of 4.5, 7.1 and 7.1 years. The weighted average fair value of options granted is $10.53, $13.56 and $9.56 per share in 1998, 1997 and 1996, respectively. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Information regarding these option plans for 1996, 1997 and 1998 is as follows:

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
                                                              Shares              Price
                                                              ------              -----
Options outstanding at
  January 1, 1996                                             9,011,229           $12.42
Options granted                                               1,349,950           $35.67
Options forfeited                                            (2,190,970)          $18.47
Options exercised                                              (740,260)           $9.45
Adjustment as a result of the spin-off                        1,454,915
                                                             ----------
Options outstanding at
  December 31, 1996                                           8,884,864           $11.79
Options granted                                               1,181,522           $34.65
Options forfeited                                              (143,473)          $21.67
Options exercised                                            (1,548,968)           $8.09
                                                             ----------
Options outstanding at
  December 31, 1997                                           8,373,945           $15.53
Options granted                                               1,808,370           $34.22
Options forfeited                                              (256,838)          $29.01
Options exercised                                              (804,489)           $7.47
Converted to stock (see Note 1)                              (3,313,467)
                                                             ----------
Options outstanding at
  December 31, 1998                                           5,807,521           $20.04
                                                             ==========
Options exercisable at
  December 31, 1996                                           5,326,068            $7.32
  December 31, 1997                                           4,816,141            $9.06
  December 31, 1998                                           3,984,996           $14.24

In connection with the spin-off of Manor Care's lodging segment, the outstanding options held by current and former employees of Manor Care as of November 1, 1996 were redenominated in both Manor Care and lodging company stock and the number and exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies to retain the intrinsic value of the options. The total number of options outstanding increased by 1,454,915 as a result of this adjustment.

The following tables summarize information about options outstanding and options exercisable at December 31, 1998:

                                                  Options Outstanding
                                                  -------------------
                                                                                  Weighted
                                                               Weighted            Average
  Range of                                                      Average           Remaining
  Exercise                                   Number            Exercise          Contractual
   Prices                                  Outstanding           Price              Life
   ------                                  -----------        -----------        -----------
$ 5 - $10                                   2,275,239            $ 5.90              3.0
$10 - $20                                     670,440            $15.21              5.4
$20 - $30                                     719,448            $24.54              7.4
$30 - $45                                   2,142,394            $35.06              8.8
                                            ---------
                                            5,807,521            $20.04              5.9
                                            =========

                                             Options Exercisable
                                             -------------------

                                                               Weighted
  Range of                                                      Average
  Exercise                                   Number            Exercise
   Prices                                  Exercisable           Price
   ------                                  -----------        --------
$ 5 - $10                                   2,275,239             $5.90
$10 - $20                                     670,440            $15.21
$20 - $30                                     531,523            $23.40
$30 - $45                                     507,794            $40.78
                                           ----------
                                            3,984,996            $14.24
                                            =========

The Company has a restricted stock plan for corporate officers and certain key senior management employees which authorizes up to 1,892,866 restricted shares to be issued. During 1991 HCR corporate officers were issued 892,866 restricted shares that vested 20% of the shares each year. During 1997 executive officers and key senior management employees were awarded 339,500 restricted shares contingent upon the achievement during 1997 of certain performance-based criteria. Such criteria were met at December 31, 1997. The restricted stock was issued in January 1998 with a fair value of $38.63 after certification by the Board of Directors that the criteria were achieved. The restrictions associated with the restricted stock lapsed as of September 25, 1998 as a result of the merger and the total deferred compensation expense of $11.9 million was recorded in the provision for restructuring charge.

Compensation expense related to stock options granted in October, 1991 and restricted stock was $12.7 million, $0.4 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

16.      EMPLOYEE BENEFIT PLANS

The Company has two qualified, defined benefit pension plans (Pension Plans). Manor Care's and HCR's defined benefit pension plans were amended to freeze all future benefits under the plans in 1996 and 1994, respectively. Manor Care recognized a curtailment gain of $2.4 million in 1996 which reduced pension expense.

The funded status of the Pension Plans is as follows:

                                                                1998              1997
                                                                ----              ----
                                                                    (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                         $39,857          $41,775
Interest cost                                                     2,528            2,757
Actuarial losses                                                  1,486              488
Benefits paid                                                    (4,573)          (5,163)
                                                                -------          -------
Benefit obligation at end of year                                39,298           39,857
                                                                -------          -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                   60,476           53,580
Actual return on plan assets                                      5,962           10,953
Company contributions                                               100            1,106
Benefits paid                                                    (4,573)          (5,163)
                                                                -------          -------
Fair value of plan assets at end of year                         61,965           60,476
                                                                -------          -------

Funded status of the plan                                        22,667           20,619
Unrecognized net actuarial gains                                 (5,971)          (6,184)
                                                                -------          -------
Prepaid benefit cost                                            $16,696          $14,435
                                                                =======          =======

HCR's prepaid benefit was $17.4 million and $15.5 million at December 31, 1998 and 1997, respectively. Manor Care's accrued pension cost was $0.7 million and $1.1 million at December 31, 1998 and 1997, respectively.

The components of the net pension income for the Pension Plans are as follows:

                                                                 1998              1997              1996
                                                                 ----              ----              ----
                                                                              (In thousands)
Interest cost                                                   $ 2,528          $ 2,757           $ 2,593
Service cost                                                                                         3,244
Expected return on plan assets                                   (4,691)          (4,527)           (4,109)
Amortization of transition asset                                                                      (219)
Amortization of prior service cost                                                                      32
Curtailment gain                                                                                    (2,367)
                                                                -------          -------           -------
Net pension income                                              $(2,163)         $(1,770)          $  (826)
                                                                =======          =======           =======

The actuarial present value of benefit obligations is based on an average discount rate of 7.0% and 7.22% at December 31, 1998 and 1997, respectively. The freezing of future pension benefits eliminated any future salary increases from the computation effective December 31,

1994 for HCR and December 31, 1996 for Manor Care. During 1996 Manor Care assumed salary increases of 4.5%. The average expected long-term rate of return on assets is 10% and 9.35% for 1998 and 1997, respectively.

HCR has a Senior Executive Retirement Plan (SERP) which is a non-qualified plan designed to provide pension benefits and life insurance for certain officers (20 employees). Manor Care also has a Supplemental Executive Retirement Plan (SERP) which is a non-qualified plan designed to provide pension benefits for certain officers (3 employees). Pension benefits are based on compensation and length of service. The benefits under the HCR SERP are provided from a combination of the benefits to which the corporate officers are entitled under HCR's defined benefit pension plan and from life insurance policies that are owned by certain officers who have assigned the corporate interest (HCR's share of premiums paid) in the policies to HCR. HCR's share of the cash surrender value of the policies was $22.9 million and $14.2 million at December 31, 1998 and 1997, respectively, and was included in other assets. Manor Care's SERP is unfunded. The accrued and unfunded liability for the combined SERP was $8.2 million and $7.1 million at December 31, 1998 and 1997, respectively, and was included in other long-term liabilities.

HCR maintains a savings program qualified under Section 401(k) of the Internal Revenue Code (401(k)) and a non-qualified, unfunded deferred compensation program. HCR contributes an amount equal to one-half of the participant's contributions up to a maximum matching contribution of 2% or 3% of the participant's compensation, as defined. Manor Care maintains a savings program qualified under Section 401(k) of the Internal Revenue Code (401(k)) and a non-qualified, deferred compensation program. Manor Care's contribution under both plans is limited to a maximum aggregate of 6% of the annual salary of a participant. The Company's combined expense for these plans amounted to $8.8 million, $11.3 million and $11.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in expense for 1998 was primarily due to a decline in earnings on HCR's unfunded deferred compensation plan.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:

                                                         1998                               1997
                                                -----------------------            -----------------------
                                                 Carrying        Fair               Carrying       Fair
                                                  Amount         Value               Amount        Value
                                                 --------       -------             --------      -------
                                                                     (In thousands)

Cash and cash equivalents                       $   33,718     $  33,718            $  47,933    $  47,933
Debt, excluding capitalized leases                 923,569       931,930              750,308      764,347
Interest rate swaps - liability                                      494                             3,768


The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The carrying amount of debt, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate debt. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates and the quoted market rate of the Senior Notes. The fair market value for the outstanding interest rate swap agreements was determined based on quoted market rates.

18.      STOCKHOLDER RIGHTS PLAN

Each outstanding share of the Company's common stock includes an exercisable Right which, under certain circumstances, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $150, subject to adjustment. The Rights expire on May 2, 2005. Such rights will not be exercisable nor transferable apart from the common stock until ten days after a person or group acquires 15%, except as noted below, of the Company's common stock or initiates a tender offer or exchange offer that would result in ownership of 15% of the Company's common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the Rights will entitle the holders to buy shares of the acquirer's common stock at a 50% discount. Under certain other circumstances, the Rights can become rights to purchase the Company's common stock at a 50% discount. The Rights may be redeemed by the Company for one cent per Right at any time prior to the first date that a person or group acquires a beneficial ownership of 15% of the Company's common stock.

The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 2, 1995, and amended on June 10, 1998 (Rights Agreement), between the Company and Harris Trust and Savings Bank, as Rights Agent. Pursuant to the Rights Agreement, the trigger percentage is raised to 20% in the case of a Bainum Family Member or Bainum Family Entity, as defined in the Rights Agreement.

                              HCR MANOR CARE, INC.
                         SUPPLEMENTARY DATA (UNAUDITED)
                          SUMMARY OF QUARTERLY RESULTS

                                                                                     Year ended December 31, 1998
                                                                                     ----------------------------
                                                                         First     Second       Third        Fourth          Year
                                                                         -----     ------       -----        ------          ----
                                                                               (In thousands, except per share amounts)
Revenues                                                              $551,149    $545,393     $557,386     $555,159    $2,209,087
Income (loss) from continuing operations before
  other income (expenses)                                               71,674      47,142     (164,651)      45,846            11
Income (loss) from continuing operations                                42,481      26,481     (142,806)      27,682       (46,162)
Income from discontinued operations (net of taxes)                                   4,370        3,521       60,014        67,905
Income (loss) before extraordinary item and cumulative effect           46,851      30,002      (82,792)      27,682        21,743
Net income (loss)                                                       41,211      30,002     (101,828)      27,682        (2,933)

Earnings per share - basic:
  Income (loss) from continuing operations                                $.39        $.24       $(1.32)        $.25         $(.42)
  Income from discontinued operations                                     $.04        $.03          .55         $.62
  Income (loss) before extraordinary item and cumulative effect           $.43        $.28        $(.76)        $.25          $.20
Earnings per share - diluted:
  Income (loss) from continuing operations                                $.38        $.24       $(1.32)        $.25         $(.42)
  Income from discontinued operations                                     $.04        $.03          .55         $.62
  Income (loss) before extraordinary item and cumulative effect           $.42        $.27        $(.76)        $.25          $.20


                                                                                     Year ended December 31, 1997
                                                                                     ----------------------------
                                                                         First     Second       Third        Fourth          Year
                                                                         -----     ------       -----        ------          ----
Revenues                                                              $546,543    $558,774     $551,677     $571,540    $2,228,534
Income from continuing operations before
  other income (expenses)                                               65,969      65,914       53,328       69,796       255,007
Income from continuing operations                                       37,204      41,204       35,994       40,889       155,291
Income (loss) from discontinued operations (net of taxes)               40,512      (4,564)       2,017        3,244        41,209
Income before extraordinary item and cumulative effect                  77,716      36,640       38,011       44,133       196,500
Net income                                                              77,716      36,640       38,011       37,744       190,111

Earnings per share - basic:
  Income from continuing operations                                       $.34        $.38         $.33         $.38         $1.44
  Income (loss) from discontinued operations                              $.38       $(.04)        $.02         $.03          $.38
  Income before extraordinary item and cumulative effect                  $.72        $.34         $.35         $.41         $1.82
Earnings per share - diluted:
  Income from continuing operations                                       $.34        $.37         $.32         $.37         $1.40
  Income (loss) from discontinued operations                              $.37       $(.04)        $.02         $.03          $.37
  Income before extraordinary item and cumulative effect                  $.70        $.33         $.34         $.40         $1.77

The summary of quarterly results represents the combined results of HCR and Manor Care for all periods presented. See Note 1 to the consolidated financial statements for further discussion.

During the fourth quarter of 1998, the Company changed three items which affected the previously reported quarterly results. First the Company changed its method of accounting for start-up costs retroactive to January 1, 1998. Prior to 1998, start-up costs were capitalized and amortized, and during 1998 the costs were expensed as incurred. This increased expenses by $0.7 million, $8.4 million and $5.7 million in the first, second and third quarters of 1998, respectively. Second, the Company changed its method of accounting for its investment in In Home Health, Inc. (IHHI), effective January 1, 1998. See Note 2 to the consolidated financial statements for further discussion. Due to the deconsolidation of IHHI in 1998, the individual income statement line items changed, however, there is no effect on income (loss) from continuing operations. The previously reported results included IHHI's revenues of $26.1 million, $23.3 million and $19.8 million for the first, second and third quarters of 1998, respectively. The previously reported results included IHHI's operating expenses of $24.9 million, $22.0 million and $18.4 million, for the first, second and third quarters of 1998, respectively. Third, the Company reclassified the gain on conversion of Vitalink stock of $99.8 million ($59.9 million after tax) from other income to income from discontinued operations.

In the second, third and fourth quarters of 1998, the Company recorded a provision for restructuring charge, merger expenses, asset impairment and other related charges of $13.5 million ($9.1 million after tax), $240.7 million ($188.5 million after tax) and $24.1 million ($15.9 million after tax), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information on directors of the Registrant is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed pursuant to Regulation 14A with the Commission prior to April 30, 1999. The names, ages, offices and positions held during the last five years of each of the Company's executive officers is set forth below.

                               EXECUTIVE OFFICERS
                               ------------------

NAME                      AGE      OFFICE AND EXPERIENCE
----                      ---      ---------------------

PAUL A. ORMOND            49       President and Chief Executive Officer of the
                                   Company since August 1991, Chairman of the
                                   Board of the Company from August 1991 to September 1998, and President and Chief
                                   Executive Officer of Health Care and
                                   Retirement Corporation of America (HCRA), a subsidiary of the Company, since October
                                   1991. Member of Class I of the Board of
                                   Directors of the Company, with a term
                                   expiring in 2001.

M. KEITH WEIKEL           61       Senior Executive Vice President and Chief
                                   Operating Officer of the Company since August
                                   1991 and Senior Executive Vice President and
                                   Chief Operating Officer of HCRA since October
                                   1991. Member of Class III of the Board of
                                   Directors of the Company, with a term
                                   expiring in 2000.

GEOFFREY G. MEYERS        54       Executive Vice President and Chief Financial
                                   Officer of the Company since August 1991,
                                   Treasurer of the Company from August 1991 to August 1998, and Executive Vice President and
                                   Chief Financial Officer of HCRA since October
                                   1991.

R. JEFFREY BIXLER         53       Vice President and General Counsel of the
                                   Company and HCRA since November 1991 and
                                   Secretary of the Company and HCRA since
                                   December 1991.

NANCY A. EDWARDS          48       Vice President and General Manager of Central
                                   Division of the Company and HCRA since
                                   December 1993.

JEFFREY W. FERGUSON       51       Vice President and General Manager of Midwest
                                   Division of the Company and HCRA since
                                   February 1995; Vice President and Director of
                                   Marketing of the Company from August 1991 to February 1995; and Vice President and
                                   Director of Marketing of HCRA from October
                                   1991 to February 1995.

LARRY R. GODLA            41       Vice President of Development and
                                   Construction of the Company since January
                                   1999; Vice President of Construction and
                                   Development of Manor Care, Inc. and ManorCare
                                   Health Services, Inc.(MCHS), a subsidiary of Manor Care, Inc., since September 1996 and
                                   Vice President of Construction of Manor Care,
                                   Inc. and MCHS from 1994 to September 1996.

JEFFREY A. GRILLO         40       Vice President and General Manager of
                                   Mid-Atlantic Division of the Company and MCHS since February 1999, Regional Director of
                                   Operations in Mid-Atlantic District of MCHS from 1996 to January 1999 and Regional
                                   Director of Operations in Southeast District of MCHS from 1994 to 1996.

SPENCER C. MOLER          51       Vice President and Controller of the Company
                                   since August 1991, Controller of HCRA since
                                   October 1991 and Treasurer of HCRA from
                                   October 1991 to August 1998.

RICHARD W. PARADES        42       Vice President and General Manager of
                                   Mid-States Division of the Company and MCHS since January 1999, District Vice President and General Manager, Mid-States, of MCHS from
                                   February 1997 to December 1998 and Regional
                                   Director of Operations of Mid-States District of MCHS from 1994 to January 1997.

F. JOSEPH SCHMITT         51       Vice President and General Manager of
                                   Southern Division of the Company and HCRA since December 1993.

PAUL G. SIEBEN            52       Vice President and Director of Development
                                   and Construction of the Company since August
                                   1991 and Vice President and Director of
                                   Development and Construction of HCRA since
                                   October 1991.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information on executive compensation is incorporated herein by reference under the heading "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information on security ownership of certain beneficial owners is incorporated herein by reference under the heading "Security Ownership of Certain Management and Beneficial Owners" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information on certain relationships and related transactions is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of HCR Manor Care, Inc. and subsidiaries are filed as part of this Form 10-K in Item 8 on the pages indicated:
                                                                          Page
                                                                          ----
     Report of Ernst & Young LLP Independent Auditors                      27
     Consolidated Balance Sheets - December 31, 1998 and 1997              28
     Consolidated Statements of Operations -
         Years ended December 31, 1998, 1997 and 1996                      29
     Consolidated Statements of Cash Flows -
     Years ended December 31, 1998, 1997 and 1996                          30
     Consolidated Statements of Stockholders' Equity -
     Years ended December 31, 1998, 1997 and 1996                          31
     Notes to Consolidated Financial Statements - December 31, 1998        32

The following consolidated financial statement schedule of HCR Manor Care, Inc. and subsidiaries is included in this Form 10-K on page 59:

         Schedule II  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                              HCR MANOR CARE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                   Charged                   Additions
                                      Balance at                  to Costs      Deduc-         From       Balance
                                       Beginning     Other           and        tions        Acquisi-    at End of
                                       of Period   (Note 1)       Expenses     (Note 2)        tions      Period
                                      ----------   --------       --------     --------      ---------   -------
Year ended December 31, 1998:
Deducted from asset accounts:
  Allowance for doubtful accounts       $52,590       $(469)      $39,485    $(33,481)                   $58,125
                                        =======       ======      =======    =========                   =======

Year ended December 31, 1997:
Deducted from asset accounts:
  Allowance for doubtful accounts       $39,136                   $34,745    $(22,431)       $1,140      $52,590
                                        =======                   =======    =========       ======      =======

Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts       $32,097                   $21,834    $(16,088)       $1,293      $39,136
                                        =======                   =======    =========       ======      =======


(1) Amount includes $1,725,000 for Manor Care's December 1997 net activity offset by the removal of In Home Health, Inc.'s (IHHI) allowance for doubtful accounts of $2,194,000 as of January 1, 1998 due to the deconsolidation of IHHI.
(2) Uncollectible accounts written off, net of recoveries.

EXHIBITS

S-K Item 601
      No.                                 Document
--------------
      2.1       -- Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      3.1       -- Certificate of Incorporation of Health Care and Retirement
                   Corporation (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      3.2       -- Form of Certificate of Amendment of Certificate of
                   Incorporation of the Registrant (filed as Annex D to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      3.3       -- Form of Amended and Restated By-laws of the Registrant (filed as Annex E to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      4.1       -- Rights Agreement, dated as of May 2, 1995, between Health
                   Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A and incorporated herein by reference).
      4.2       -- Second Rights Agreement dated as of June 10, 1998 between
                   Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on October 1, 1998 and incorporated herein by reference).
      4.3       -- Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on October 1, 1998 and incorporated herein by reference).
      4.4       -- Credit Agreement dated as of September 25, 1998 among HCR
                   Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
      4.5       -- 364 Credit Amendment dated as of September 25, 1998 among HCR
                   Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
      4.6       -- Indenture dated as of June 4, 1996 between Manor Care, Inc.
                   and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care, Inc.'s Form 8-K dated June 4, 1996 and incorporated herein by reference).
      4.7       -- Supplemental Indentures dated as of June 4, 1996 between
                   Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to Manor Care, Inc.'s Form 8-K dated June 4, 1996 and incorporated herein by reference).
     10.1       -- Stock Purchase Agreement and amendment among HCR, HCRC Inc.,
                   O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     10.2       -- Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     10.3       -- Performance Award Plan (filed on pages A1 to A4 of the
                   Registrant's Proxy Statement dated March 22, 1994 in connection with its Annual Meeting held on May 3, 1994 and incorporated herein by reference).
     10.4       -- Amended Stock Option Plan for Key Employees (filed as Exhibit
                   4 to the Registrant's Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference).
     10.5       -- First Amendment, Second Amendment and Third Amendment to
                   the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to the Registrant's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
     10.6       -- Revised form of Non-Qualified Stock Option Agreement between
                   HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).
     10.7       -- Amended Restricted Stock Plan (filed on pages A1 to A9 of the
                   Registrant's Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).
     10.8       -- First Amendment to Amended Restricted Stock Plan (filed as
                   Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference).
     10.9       -- Revised form of Restricted Stock Plan Agreement between HCR and officers participating in Restricted Stock Plan (filed as Exhibit 10.7(a) to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     10.10      -- Executive Officer Deferred Compensation Plan dated December
                   18, 1991 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).
     10.11      -- Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     10.12      -- Senior Executive Retirement Plan dated October 1, 1992 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
     10.13      -- Senior Management Savings Plan dated December 17, 1992 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
     10.14      -- Manor Care, Inc.'s Severance Plan for Selected Employees
                   (filed as Exhibit 10.11 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
     10.15      -- Manor Care, Inc.'s Form of Executive Cash Incentive Plan
                   (filed as Exhibit 10.2 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1995 and incorporated herein by reference).
     10.16      -- Form of Second Amended Employment Agreement between the
                   Registrant, HCRA, and

                   Paul A. Ormond (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
     10.17      -- Form of Second Amended Employment Agreement between the
                   Registrant, HCRA and M. Keith Weikel (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
     10.18      -- Form of Second Amended Employment Agreement between the
                   Registrant, HCRA and Geoffrey G. Meyers (filed as Exhibit
                   10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
     10.19      -- Form of Second Amended Employment Agreement between the
                   Registrant, HCRA and R. Jeffrey Bixler (filed as Exhibit
                   10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
     10.20      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Paul A. Ormond (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.21      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and M. Keith Weikel (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.22      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.23      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.24      -- Form of Retention Agreement among the Registrant, Manor Care,
                   Inc. and Stewart Bainum, Jr. (filed as Exhibit 10.13 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
     10.25      -- Form of Noncompetition Agreement among the Registrant, Manor
                   Care, Inc. and Stewart Bainum, Jr.(filed as Exhibit 10.12 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
     10.26      -- Form of Chairman's Service Agreement between the Registrant and Stewart Bainum, Jr. (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.27      -- Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
     10.28      -- First Amendment, Second Amendment and Third Amendment to the
                   Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to the Registrant's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
     10.29      -- Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
     10.30      -- Manor Care, Inc.'s Non-Employee Director Stock Compensation
                   Plan (filed as Exhibit A to Manor Care, Inc.'s Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).

    *21         -- Subsidiaries of the Registrant
    *23         -- Consent of Independent Auditors
    *27.1       -- Financial Data Schedule for the year ended December 31, 1998
    *27.2       -- Financial Data Schedules that are being restated for the three months ended March 31, 1998, the six months ended June 30, 1998 and the nine months ended September 30, 1998.
    *27.3       -- Financial Data Schedule that is being restated for the year ended December 31, 1997.

REPORTS ON FORM 8-K
On October 1, 1998, HCR Manor Care, Inc. filed a Form 8-K announcing the consummation of the merger between HCR and Manor Care.

------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HCR MANOR CARE, INC.
                           (Registrant)

                           by /s/ R. Jeffrey Bixler
                              --------------------------------
                                  R. Jeffrey Bixler
                                  Vice President, General Counsel and Secretary
DATE:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HCR Manor Care, Inc. and in the capacities and on the date indicated.


        SIGNATURE                           TITLE                                              DATE
        ---------                           -----                                              ----

 /s/ Stewart Bainum, Jr.
-------------------------------
Stewart Bainum, Jr.                         Chairman of the Board, Director                    March 29, 1999

 /s/ Joseph H. Lemieux
-------------------------------
Joseph H. Lemieux                           Director                                           March 29, 1999

 /s/ William H. Longfield
-------------------------------
William H. Longfield                        Director                                           March 25, 1999

 /s/ Frederic V. Malek
-------------------------------
Frederic V. Malek                           Director                                           March 29, 1999

 /s/ Geoffrey G. Meyers
-------------------------------
Geoffrey G. Meyers                          Executive Vice President and Chief Financial
                                            Officer (Principal Financial Officer)              March 29, 1999

 /s/ Spencer C. Moler
-------------------------------
Spencer C. Moler                            Vice President and Controller (Principal
                                            Accounting Officer)                                March 29, 1999

 /s/ Paul A. Ormond
-------------------------------
Paul A. Ormond                              President and Chief Executive Officer
                                            (Principal Executive Officer); Director            March 29, 1999

 /s/ Robert G. Siefers
-------------------------------
Robert G. Siefers                           Director                                           March 29, 1999

 /s/ M. Keith Weikel
-------------------------------
M. Keith Weikel                             Senior Executive Vice President and
                                            Chief Operating Officer; Director                  March 29, 1999

 /s/ Gail R. Wilensky
-------------------------------
Gail R. Wilensky                            Director                                           March 29, 1999

 /s/ Thomas L. Young
-------------------------------
Thomas L. Young                             Director                                           March 29, 1999

                                  EXHIBIT INDEX


        Exhibit
        Number      Description
        ------      -----------

          21        Subsidiaries of the Registrant

          23        Consent of Independent Auditors

          27.1      Financial Data Schedule for the year ended December
                    31, 1998

          27.2 Financial Data Schedules that are being restated for the three months ended March 31, 1998, the six months ended June 30, 1998 and the nine months ended
                    September 30, 1998.

          27.3 Financial Data Schedule that is being restated for the year ended December 31, 1997.