Form 10-Q
period 1999-03-31
HCR MANOR CARE INC
filed 1999-05-17
CIK 878736

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 1999.

               Common stock, $0.01 par value -- 111,031,752 shares


================================================================================

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION
                                                                                               Page
Item 1.           Financial Statements (Unaudited)                                            Number
                                                                                              ------
                  Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                           3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1999 and 1998                                     4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998                                     5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                                   12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                             12

Item 2.           Changes in Securities                                                         13

Item 3.           Defaults Upon Senior Securities                                               13

Item 4.           Submission of Matters to a Vote of Security Holders                           14

Item 5.           Other Information                                                             14

Item 6.           Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                      15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                              HCR MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,           December 31,
                                                                              1999                   1998
                                                                          (Unaudited)             (Note 1)
                                                                          -----------             --------
                                                                                    (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                              $    14,402           $    33,718
  Receivables, less allowances for
   doubtful accounts of $55,589 and $58,125                                  350,038               314,883
  Prepaid expenses and other assets                                           36,415                33,920
  Deferred income taxes                                                       35,235                35,235
                                                                         -----------           -----------
Total current assets                                                         436,090               417,756

Property and equipment, net of accumulated
 depreciation of $590,257 and $582,290                                     1,764,770             1,740,326
Intangible assets, net of amortization                                        86,541                80,802
Net investment in Genesis preferred stock                                    293,120               293,120
Other assets                                                                 181,944               183,136
                                                                         -----------           -----------
Total assets                                                             $ 2,762,465           $ 2,715,140
                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   100,609           $   107,341
  Employee compensation and benefits                                          47,019                60,976
  Accrued insurance liabilities                                               20,503                26,313
  Other accrued liabilities                                                   82,962                72,534
  Revolving loans                                                            248,000               230,000
  Long-term debt due within one year                                           6,421                 6,547
                                                                         -----------           -----------
Total current liabilities                                                    505,514               503,711

Long-term debt                                                               697,065               693,180
Deferred income taxes                                                        245,564               245,564
Other liabilities                                                             73,410                73,517
Stockholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
   Common stock, $.01 par value, 300 million shares authorized,
   111.0 and 110.9 million shares issued                                       1,110                 1,109
  Capital in excess of par value                                             357,069               356,333
  Retained earnings                                                          882,754               841,726
                                                                         -----------           -----------
                                                                           1,240,933             1,199,168
  Less treasury stock, at cost                                                   (21)
                                                                         -----------           -----------
Total stockholders' equity                                                 1,240,912             1,199,168
                                                                         -----------           -----------
Total liabilities and stockholders' equity                               $ 2,762,465           $ 2,715,140
                                                                         ===========           ===========

                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         1999                1998
                                                                                         ----                ----
                                                                                 (In thousands, except earnings per share)
Revenues                                                                              $ 531,848           $ 551,149

Expenses:
  Operating                                                                             408,549             423,314
  General and administrative                                                             21,325              27,778
  Depreciation and amortization                                                          28,512              28,383
  Provision for restructuring charge, merger expenses, asset
    impairment and other related charges                                                  6,891
                                                                                      ---------           ---------
                                                                                        465,277             479,475
                                                                                      ---------           ---------
Income from continuing operations before
  other income (expenses) and income taxes                                               66,571              71,674
Other income (expenses):
  Interest expense                                                                      (12,997)            (10,675)
  Dividend income                                                                         4,951                 600
  Equity in earnings of affiliated companies                                                497               1,257
  Interest income and other                                                                 679               1,360
                                                                                      ---------           ---------
  Total other income (expenses)                                                          (6,870)             (7,458)
                                                                                      ---------           ---------
Income from continuing operations before income taxes                                    59,701              64,216
Income taxes                                                                             18,673              21,735
                                                                                      ---------           ---------
Income from continuing operations                                                        41,028              42,481
Income from discontinued pharmacy operations (net of taxes of $3,938)                                         4,370
                                                                                      ---------           ---------
Income before cumulative effect                                                          41,028              46,851
Cumulative effect of change in accounting principle (net of taxes of $3,759)                                 (5,640)
                                                                                      ---------           ---------
Net income                                                                            $  41,028           $  41,211
                                                                                      =========           =========

Earnings per share - basic
  Income from continuing operations                                                   $     .37           $     .39
  Income from discontinued pharmacy operations (net of taxes)                                                   .04
  Cumulative effect (net of taxes)                                                                             (.05)
                                                                                      ---------           ---------
  Net income                                                                          $     .37           $     .38
                                                                                      =========           =========

Earnings per share - diluted
  Income from continuing operations                                                   $     .37           $     .38
  Income from discontinued pharmacy operations (net of taxes)                                                   .04
  Cumulative effect (net of taxes)                                                                             (.05)
                                                                                      ---------           ---------
  Net income                                                                          $     .37           $     .37
                                                                                      =========           =========

Weighted average shares:
     Basic                                                                              110,964             108,175
     Diluted                                                                            112,242             111,165



                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended March 31
                                                                                            ---------------------------
                                                                                             1999               1998
                                                                                             ----               ----
                                                                                                 (In thousands)
OPERATING ACTIVITIES
Net income                                                                                 $ 41,028           $ 41,211
Adjustments to reconcile net income to net cash provided by operating activities:
  Income from discontinued pharmacy operations                                                                  (4,370)
  Depreciation and amortization                                                              28,512             29,053
  Asset impairment and other non-cash charges                                                 4,344
  Provision for bad debts                                                                     3,290              6,865
  Deferred income taxes                                                                                         (9,364)
  Gain (loss) on sale of assets                                                                                    524
  Equity in earnings of affiliated companies                                                   (497)            (1,257)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                              (38,445)           (29,624)
   Prepaid expenses and other assets                                                         (7,257)               106
   Liabilities                                                                              (16,393)            17,658
                                                                                           --------           --------
Total adjustments                                                                           (26,446)             9,591
                                                                                           --------           --------
Net cash provided by continuing operations                                                   14,582             50,802
Net cash provided by discontinued pharmacy operations                                                           11,031
                                                                                           --------           --------
Net cash provided by operating activities                                                    14,582             61,833
                                                                                           --------           --------

INVESTING ACTIVITIES
Investment in  property and equipment                                                       (51,779)           (69,497)
Investment in systems development                                                                               (8,628)
Acquisition of businesses                                                                    (7,052)            (5,964)
Proceeds from sale of assets                                                                  2,243              2,241
Decrease due to deconsolidation of subsidiary                                                                  (13,948)
Other, net                                                                                                       7,277
                                                                                           --------           --------
Net cash used in investing activities of continuing operations                              (56,588)           (88,519)
Net cash used in investing activities of discontinued pharmacy operations                                       (1,221)
                                                                                           --------           --------
Net cash used in investing activities                                                       (56,588)           (89,740)
                                                                                           --------           --------

FINANCING ACTIVITIES
Net borrowings under bank credit agreements                                                  23,000             12,726
Principal payments of long-term debt                                                         (1,241)            (2,934)
Proceeds from exercise of stock options                                                         931              1,008
Purchase of common stock for treasury                                                                             (761)
                                                                                           --------           --------
Net cash provided by financing activities of continuing operations                           22,690             10,039
Net cash used in financing activities of discontinued operations                                                (9,810)
                                                                                           --------           --------
Net cash provided by financing activities                                                    22,690                229
                                                                                           --------           --------

Net decrease in cash and cash equivalents                                                   (19,316)           (27,678)
Net Manor Care cash flows for December 1997                                                                     (3,213)
Cash and cash equivalents at beginning of period                                             33,718             47,933
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $ 14,402           $ 17,042
                                                                                           ========           ========

                 See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR Manor Care, Inc. (HCR Manor Care or the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and, except as discussed in Note 2, all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in HCR Manor Care, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

At March 31, 1999, the Company operated 298 skilled and 69 assisted living facilities, 85 outpatient therapy clinics, 1 acute care hospital, 102 medical specialty units and 33 home health offices.

NOTE 2 - Restructuring Charge, Merger Expenses, Asset Impairment and Other Related Charges

The components of the charge consist of the following (in thousands):

                                     Cash/            Liability at                                             Liability at
                                    Non-cash            12/31/98            Charge            Activity           3/31/99
                                    --------            --------            ------            --------           -------
Manor Care planned spin-off:
     Employee benefits                cash              $    617          $    219           $   (351)          $    485

HCR and Manor Care merger:
     Employee benefits                cash                28,294                              (15,807)            12,487
     Other exit costs                 cash                 4,234                                 (132)             4,102

Other costs:
     Amortization                     non-cash                               4,344            (4,344)
     Duplicate costs                  cash                                   2,328            (2,328)
     Other                            cash                 1,000                                                   1,000
                                                        --------          --------           --------           --------
Total                                                   $ 34,145          $  6,891           $(22,962)          $ 18,074
                                                        ========          ========           ========           ========

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at March 31, 1999 all but 25 employees have left the Company. Many employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its remaining estimated useful life ranging from six to nine months. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

NOTE 3 - Earnings Per Share

The calculation of earnings per share (EPS) is as follows for the three months ended March 31:

                                                           1999             1998
                                                           ----             ----
                                                 (In thousands, except earnings per share)
Numerator:
   Income from continuing operations
     (income available to common stockholders)          $ 41,028          $ 42,481
                                                        ========          ========
Denominator:
   Denominator for basic EPS -
     weighted-average shares                             110,964           108,175

   Effect of dilutive securities:
     Stock options                                         1,278             2,990
                                                        --------          --------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                      112,242           111,165
                                                        ========          ========
EPS - income from continuing operations
     Basic                                              $    .37          $    .39
     Diluted                                            $    .37          $    .38

NOTE 4 - Subsequent Events

During the fourth quarter of 1998, the Company formed a strategic alliance with Alternative Living Services (Alterra). The key provisions of the alliance include four components: 1) sale of 28 centers to Alterra for approximately $200 million in cash, 2) creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years, 3) enter into a joint marketing and branding relationship with Alterra and 4) HCR Manor Care will form a new company to provide a variety of ancillary services to Alterra's resident population. During April 1999, the Company completed the sale of three centers to Alterra for approximately $17 million and entered into an ancillary services agreement with Alterra. The remaining asset sales and creation of the development joint venture are expected to be completed in the second quarter of 1999.

In May 1999 the Company exercised the purchase option and simultaneously sold the Manor Care headquarters in Gaithersburg, Maryland with a net cash receipt of approximately $25 million. The gain on the sale will be recorded in the second quarter.

On May 4, 1999 the Board of Directors of HCR Manor Care authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

NOTE 5 - New Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1999 decreased $19.3 million or 4% to $531.8 million as compared to the same period in 1998. Revenues from skilled nursing and assisted living facilities decreased $19.7 million or 4% due to decreases in rates ($24.1 million) and occupancy ($21.0 million) partially offset by an increase in capacity ($25.4 million). The decline in rates was primarily attributable to transitioning the former HCR long-term care facilities onto the new Medicare Prospective Payment System (PPS). The occupancy levels for all facilities including start-ups were 89% for the three months ended March 31, 1998 compared to 86% for the same period in 1999. The occupancy for the Company's skilled nursing facilities declined from 89% in the first quarter of 1998 to 87% in the first quarter of 1999 reflecting the impact of transitioning onto the Medicare PPS and a decline in the private pay mix over the last year. The growth in bed capacity between the first quarter of 1999 and 1998 was due to the opening of 28 assisted living and 3 skilled facilities in the last nine months of 1998 and first three months of 1999.

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations decreased from 73% for the three months ended March 31, 1998 to 68% for the same period in 1999. This decline was a result of the decrease in Medicare rates and census due to the Medicare PPS and a decline in the private pay mix.

Operating expenses for the three months ended March 31, 1999 decreased $14.8 million or 3% to $408.5 million from the comparable period in 1998. Operating expenses from skilled nursing and assisted living facilities decreased $11.6 million or 3%. By excluding the effect of start-up facilities in the first quarter of 1999 and 1998, operating expenses decreased $19.2 million which was primarily attributable to the decline in ancillary costs as a result of the Medicare PPS.

General and administrative expense decreased $6.5 million for the three months ended March 31, 1999 as compared to the same period in 1998 as a result of synergies obtained from combining HCR and Manor Care and reclassifying $2.3 million of duplicate costs to the provision for the restructuring charge and other related charges, as explained below. Depreciation and amortization remained constant between the first quarter of 1999 and 1998 due to additional depreciation for completion of new construction projects and renovations in the past year offset by a decline in the amortization of Manor Care's computer software and the Company's goodwill related to the write down of assets in 1998.

In the first quarter of 1999, the Company recorded a charge of $6.9 million. The components of the first quarter charge and the remaining liability at March 31, 1999 consist of the following (in thousands):

                                      Cash/           Liability at                                           Liability at
                                    Non-cash            12/31/98           Charge            Activity           3/31/99
                                    --------            --------           ------            --------           -------
Manor Care planned spin-off:
     Employee benefits                cash              $    617          $    219           $   (351)          $    485

HCR and Manor Care merger:
     Employee benefits                cash                28,294                              (15,807)            12,487
     Other exit costs                 cash                 4,234                                 (132)             4,102

Other costs:
     Amortization                     non-cash                               4,344            (4,344)
     Duplicate costs                  cash                                   2,328            (2,328)
     Other                            cash                 1,000                                                   1,000
                                                        --------          --------           --------           --------
Total                                                   $ 34,145          $  6,891           $(22,962)          $ 18,074
                                                        ========          ========           ========           ========

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at March 31, 1999 all but 25 employees have left the Company. Many employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its remaining estimated useful life ranging from six to nine months. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

Interest expense increased $2.3 million for the three months ended March 31, 1999 as compared to the same period in 1998 due to an increase in debt outstanding under bank credit facilities. Dividend income increased $4.4 million between the first quarter of 1999 and 1998 due to the dividend recorded on the Company's ownership of Series G Cumulative Convertible Preferred Stock of Genesis Health Ventures, Inc (Genesis). The decrease in equity earnings of affiliated companies was attributable to a decline in earnings of the pharmacy partnership due to a reduction in prices as a result of the Medicare PPS. Interest income and other decreased between the first quarter of 1999 and 1998 primarily due to a decline in rental income from Manor Care's corporate office buildings that were sold during 1998.

NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999, the Company satisfied its cash requirements from a combination of cash generated from operating activities and borrowings under bank credit agreements. The Company used the cash principally for capital expenditures. At March 31, 1999, the Company maintained $14.4 million in cash and cash equivalents, of which $11.0 million was invested in short-term investments. Expenditures for property and equipment during the three months ended March 31,1999 consisted of $29.0 million for construction of new facilities and $22.8 million for renovation and maintenance of existing facilities.

At March 31, 1999, outstanding borrowings aggregated $729 million under the bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $62.7 million.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alternative Living Services (Alterra). Two of the key provisions of the alliance include the sale of 28 centers to Alterra for approximately $200 million in cash and the creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years. During April 1999, the Company completed the sale of 3 centers to Alterra for approximately $17 million. The remaining asset sales and creation of the development joint venture are expected to be completed in the second quarter of 1999.

In May 1999 the Company exercised the purchase option and simultaneously sold the Manor Care headquarters in Gaithersburg, Maryland with a net cash receipt of approximately $25 million. On May 4, 1999 the Board of Directors of HCR Manor Care authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

The Company has cash flow commitments related to the HCR and Manor Care merger restructuring plan that will require approximately $18 million in the remainder of 1999, primarily for employee benefits.

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

In 1995, HCR began an evaluation and upgrade to all of its technical infrastructure including hardware, operating systems and business applications. With the completion of that upgrade process, the Company will have in place, a complete package of technical solutions that properly utilize dates beyond December 31, 1999. The estimated costs of this package are expected to be $35 million. Most of these costs will be capitalized and amortized over a five to twelve year period. Since inception of the project, the Company has incurred approximately $21.7 million ($2.7 million expensed and $19.0 million capitalized) as of March 31, 1999. The Company has completed the technical solution definition and is 75% complete with the implementation. All computer hardware, software and operating system upgrades are expected to be in place by the end of the third quarter of 1999. It has not been necessary to accelerate our original implementation plan due to the Year 2000 issue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company's market risks since December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         On May 7, 1999 Genesis Health Ventures ("Genesis") filed suit in the United States District Court for the District of Delaware (the "Delaware Action") against the Company, Manor Care, Inc., Paul A. Ormond and Stewart Bainum, Jr. Manor Care, Inc. has been a wholly-owned subsidiary of the company since September 25, 1998.
         Mr. Ormond is President and Chief Executive Officer of the Company and Mr. Bainum is Chairman of the Board of Directors of the Company and formerly was Chairman of the Board, President and Chief Executive Officer of Manor Care, Inc. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August, 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink") and that such alleged conduct constituted violations of Section 10(b) of the Securities and Exchange Act of 1934, common law fraudulent misrepresentation, negligent misrepresentation and breach of contract. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing a covenant not to compete allegedly applicable to the Company. The Company believes that the material allegations of the complaint are untrue and that it has substantial defenses to the factual and legal assertions in the complaint. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, it is not likely to have a material adverse effect on the financial condition of the Company.

         In addition to the Delaware Action, on May 7, 1999 Vitalink instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care, Inc. and ManorCare Health Services, Inc. (collectively, the "Maryland Defendants") seeking damages, preliminary and permanent injunctive relief and a declaratory judgment related to allegations that the Maryland Defendants have improperly sought to terminate certain pharmacy related contracts between Vitalink and ManorCare Health Services, Inc. Vitalink has also purported to institute arbitration proceedings (the "Arbitration") against the Maryland Defendants with the American Arbitration Association, seeking substantially the same relief as sought in the Maryland Action with respect to one of pharmacy related contracts at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, Vitalink and the Maryland Defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits;
         (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration; and (iv) that Vitalink shall not proceed on its claims for preliminary reief in the Maryland Action or the Arbitration in view of the May 13, 1999 agreement. The Company believes that the material allegations in the Maryland Action and in the demand for Arbitration are untrue and that it has substantial factual and legal defenses to both the Maryland Action and the Arbitration. The Company intends to vigorously defend the Maryland Action and the Arbitration. Although the ultimate outcome of such proceedings is uncertain, the outcome is not likely to have a material adverse effect on the financial condition of the Company.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Stockholders held on May 4, 1999 the stockholders approved the following items: a) elect Stewart Bainum as a director, b) elect Joseph H. Lemieux as a director, c) elect Gail R. Wilensky as a director and d) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 1999. The items were approved by a vote as follows:

         Item     For              Against           Withheld          Abstain        Not Voted
         ----     ---              -------           --------          -------        ---------
         a        98,101,514                          863,041                        11,777,116
         b        97,934,134                        1,030,421                        11,777,116
         c        98,175,744                          788,811                        11,777,116
         d        98,670,651       84,350                              209,554       11,777,116

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits

         S-K Item
         601 No.
         ------
           27  Financial Data Schedule for the three months ended March 31, 1999

         (b) Reports on Form 8-K

         On February 8, 1999, HCR Manor Care filed a Form 8-K for the restatement of the first three quarters of 1998 due to two items. In the fourth quarter of 1998, the Company changed the accounting for its investment in In Home Health, Inc. from consolidation to the equity method retroactive to January 1, 1998 and the Company elected to adopt Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," as of January 1, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HCR Manor Care, Inc.
                                (Registrant)



Date   May 17, 1999             By  /s/ Geoffrey G. Meyers
     ----------------               --------------------------------------------
                                    Geoffrey G. Meyers, Executive Vice-President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
  27           Financial Data Schedule for the three months ended March 31, 1999