Form 10-Q
period 1999-06-30
HCR MANOR CARE INC
filed 1999-08-16
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 1999.

               Common stock, $0.01 par value -- 107,121,911 shares


================================================================================

                                TABLE OF CONTENTS



                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                                            3

                  Consolidated Statements of Income -
                  Three months and six months ended June 30, 1999 and 1998                       4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998                                        5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                             14

Item 2.           Changes in Securities                                                         15

Item 3.           Defaults Upon Senior Securities                                               15

Item 4.           Submission of Matters to a Vote of Security Holders                           15

Item 5.           Other Information                                                             16

Item 6.           Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                      17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                              HCR MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,          December 31,
                                                                          1999                1998
                                                                      -----------         -----------
                                                                      (Unaudited)           (Note 1)
                                                                              (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    15,361         $    33,718
  Receivables, less allowances for
   doubtful accounts of $57,286 and $58,125                               374,400             314,883
  Prepaid expenses and other assets                                        34,308              33,920
  Deferred income taxes                                                    35,235              35,235
                                                                      -----------         -----------
Total current assets                                                      459,304             417,756

Property and equipment, net of accumulated
 depreciation of $614,108 and $582,290                                  1,705,008           1,740,326
Intangible assets, net of amortization                                     86,763              80,802
Net investment in Genesis preferred stock                                 293,120             293,120
Other assets                                                              187,263             183,136
                                                                      -----------         -----------
Total assets                                                          $ 2,731,458         $ 2,715,140
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    81,623         $   107,341
  Employee compensation and benefits                                       44,579              60,976
  Accrued insurance liabilities                                            29,361              26,313
  Other accrued liabilities                                                76,978              72,534
  Revolving loans                                                         271,000             230,000
  Long-term debt due within one year                                        6,478               6,547
                                                                      -----------         -----------
Total current liabilities                                                 510,019             503,711

Long-term debt                                                            675,978             693,180
Deferred income taxes                                                     245,564             245,564
Other liabilities                                                          75,095              73,517
Stockholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 and 110.9 million shares issued                                    1,110               1,109
  Capital in excess of par value                                          357,020             356,333
  Retained earnings                                                       923,260             841,726
                                                                      -----------         -----------
                                                                        1,281,390           1,199,168
  Less treasury stock, at cost (2.1 million shares)                       (56,588)
                                                                      -----------         -----------
Total stockholders' equity                                              1,224,802           1,199,168
                                                                      -----------         -----------
Total liabilities and stockholders' equity                            $ 2,731,458         $ 2,715,140
                                                                      ===========         ===========


                See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                     June 30                        June 30
                                                           --------------------------     -------------------------
                                                              1999            1998           1999           1998
                                                              ----            ----           ----           ----
                                                                   (In thousands, except earnings per share)

Revenues                                                     $530,454       $545,393     $1,062,302      $1,096,542
Expenses:
  Operating                                                   419,248        430,430        827,797         853,744
  General and administrative                                   23,200         24,492         44,525          52,270
  Depreciation and amortization                                28,503         29,829         57,015          58,212
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                  3,816         13,500         10,707          13,500
                                                            ---------      ---------      ---------       ---------
                                                              474,767        498,251        940,044         977,726
                                                            ---------      ---------      ---------       ---------
Income from continuing operations before
  other income (expenses) and income taxes                     55,687         47,142        122,258         118,816
Other income (expenses):
  Interest expense                                            (13,249)       (11,447)       (26,246)        (22,122)
  Dividend income                                               4,951            600          9,902           1,200
  Equity earnings of affiliated companies                         859          1,361          1,356           2,618
  Interest income and other                                       310          1,891            989           3,251
                                                            ---------      ---------       --------       ---------
  Total other income (expenses)                                (7,129)        (7,595)       (13,999)        (15,053)
                                                            ---------      ---------       --------       ---------
Income from continuing operations before income taxes          48,558         39,547        108,259         103,763
Income taxes                                                   14,942         13,066         33,615          34,801
                                                            ---------      ---------       --------       ---------
Income from continuing operations                              33,616         26,481         74,644          68,962
Discontinued operations:
  Income from discontinued pharmacy operations
    (net of taxes of $3,173 and $7,111)                                        3,521                          7,891
                                                            ---------      ---------       --------       ---------
Income before extraordinary item and cumulative effect         33,616         30,002         74,644          76,853
Extraordinary item - gain on sale of assets
  (net of taxes of $4,405)                                      6,890                         6,890
Cumulative effect of change in accounting principle
  (net of taxes of $3,759)                                                                                   (5,640)
                                                            ---------      ---------      ---------       ---------
Net income                                                    $40,506        $30,002        $81,534         $71,213
                                                            =========      =========      =========       =========

Earnings per share - basic
  Income from continuing operations                              $.30           $.24           $.67            $.64
  Income from discontinued pharmacy operations (net of taxes)                    .03                            .07
  Extraordinary item (net of taxes)                               .06                           .06
  Cumulative effect (net of taxes)                                                                             (.05)
                                                            ---------      ---------     ----------      ----------
  Net income                                                     $.37*          $.28*          $.74*           $.66
                                                            =========      =========      =========       =========
Earnings per share - diluted
  Income from continuing operations                              $.30           $.24           $.67            $.62
  Income from discontinued pharmacy operations (net of taxes)                    .03                            .07
  Extraordinary item (net of taxes)                               .06                           .06
  Cumulative effect (net of taxes)                                                                             (.05)
                                                            ---------       --------      ---------       ---------
  Net income                                                     $.36           $.27           $.73            $.64
                                                            =========       ========      =========      ==========
Weighted average shares:
     Basic                                                    110,434        108,296        110,700         108,236
     Diluted                                                  111,689        111,007        111,967         111,078
*Doesn't add due to rounding

                See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended June 30
                                                                                        ------------------------
                                                                                         1999              1998
                                                                                         ----              ----
                                                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                                                            $  81,534         $  71,213
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Income from discontinued pharmacy operations                                                             (7,891)
  Depreciation and amortization                                                          57,014            59,744
  Asset impairment and other non-cash charges                                             8,160               778
  Provision for bad debts                                                                10,741            13,919
  Deferred income taxes                                                                                    (3,332)
  Gain on sale of assets                                                                (11,390)           (5,519)
  Equity in earnings of affiliated companies                                             (1,356)           (2,618)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                          (68,999)          (34,514)
   Prepaid expenses and other assets                                                     (7,496)            9,166
   Liabilities                                                                          (38,742)          (13,810)
                                                                                      ---------         ---------
Total adjustments                                                                       (52,068)           15,923
                                                                                      ---------         ---------
Net cash provided by continuing operations                                               29,466            87,136
Net cash provided by discontinued pharmacy operations                                                      27,386
                                                                                      ---------         ---------
Net cash provided by operating activities                                                29,466           114,522
                                                                                      ---------         ---------

INVESTING ACTIVITIES
Investment in  property and equipment                                                  (105,223)         (154,722)
Investment in systems development                                                                         (12,556)
Acquisition of businesses                                                                (7,593)           (9,536)
Proceeds from sale of assets                                                             96,555            22,212
Decrease due to deconsolidation of subsidiary                                                             (13,948)
Other, net                                                                                                  2,400
                                                                                      ---------         ---------
Net cash used in investing activities of continuing operations                          (16,261)         (166,150)
Net cash used in investing activities of discontinued pharmacy operations                                  (6,273)
                                                                                      ---------         ---------
Net cash used in investing activities                                                   (16,261)         (172,423)
                                                                                      ---------         ---------

FINANCING ACTIVITIES
Net borrowings under bank credit agreements                                              26,100            87,899
Principal payments of long-term debt                                                     (2,371)           (3,925)
Proceeds from exercise of stock options                                                   1,128             1,503
Purchase of common stock for treasury                                                   (56,419)           (4,838)
Dividends paid by Manor Care                                                                               (2,805)
                                                                                      ---------         ---------
Net cash provided by (used in) financing activities of continuing operations            (31,562)           77,834
Net cash used in financing activities of discontinued operations                                          (21,113)
                                                                                      ---------         ---------
Net cash provided by (used in) financing activities                                     (31,562)           56,721
                                                                                      ---------         ---------

Net decrease in cash and cash equivalents                                               (18,357)           (1,180)
Net Manor Care cash flows for December 1997                                                                (3,213)
Cash and cash equivalents at beginning of period                                         33,718            47,933
                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                            $  15,361         $  43,540
                                                                                      =========         =========


                See notes to consolidated financial statements.

                              HCR MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis Presentation
---------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of HCR Manor Care, Inc. (HCR Manor Care or the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and, except as discussed in Note 2, all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

At June 30, 1999, the Company operated 298 skilled and 65 assisted living facilities, 84 outpatient therapy clinics, 1 acute care hospital, 101 medical specialty units and 33 home health offices.

NOTE 2 - Restructuring Charge, Merger Expenses, Asset Impairment and Other
--------------------------------------------------------------------------
Related Charges
---------------

The components of the charge consist of the following (in thousands):

                                             Cash/             Liability at                            Liability at
                                           Non-cash              12/31/98       Charge      Activity      6/30/99
                                           --------              --------       ------      --------      -------
Manor Care planned spin-off:
     Employee benefits                      cash                  $   617      $   219     $   (592)     $   244

HCR and Manor Care merger:
     Employee benefits                      cash                   28,294                   (22,228)       6,066
     Other exit costs                       cash                    4,234                      (696)       3,538

Other costs:
     Amortization                           non-cash                             8,160       (8,160)
     Duplicate costs                        cash                                 2,328       (2,328)
     Other                                  cash                    1,000                                  1,000
                                                                  -------      -------     --------      -------
Total                                                             $34,145      $10,707     $(34,004)     $10,848
                                                                  =======      =======     ========      =======

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at June 30, 1999 all but 12 employees have left the Company. A number of employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its remaining estimated useful life ranging from six to nine months. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg in the first quarter.


NOTE 3 - Earnings Per Share
---------------------------

The calculation of earnings per share (EPS) is as follows:

                                                     Three months ended                  Six months ended
                                                            June 30                          June 30
                                                  -------------------------         --------------------------
                                                    1999             1998              1999              1998
                                                    ----             ----              ----              ----
                                                            (In thousands, except earnings per share)
Numerator:
   Income from continuing operations
     (income available to common
     stockholders)                                 $33,616          $26,481           $74,644          $68,962
                                                   =======          =======           =======          =======
Denominator:
   Denominator for basic EPS -
     weighted-average shares                       110,434          108,296           110,700          108,236

   Effect of dilutive securities:
     Stock options                                   1,255            2,711             1,267            2,842
                                                   -------          -------           -------          -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                111,689          111,007           111,967          111,078
                                                   =======          =======           =======          =======

EPS - income from continuing operations
     Basic                                            $.30             $.24              $.67             $.64
     Diluted                                          $.30             $.24              $.67             $.62

NOTE 4 - Divestitures
---------------------

During the second quarter, the Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property realizing net proceeds of $25 million and a $10.3 million gain ($6.3 million after tax). In conjunction with selling the Manor Care corporate headquarters, three interest rate swaps with a notional amount of $30.3 million that hedged the operating lease payments for the property were terminated for a gain of $.5 million.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance include the sale of twenty-eight centers to Alterra in 1999 for approximately $200 million in cash and the creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years. During the second quarter HCR Manor Care closed on three of the twenty-eight assisted living facilities for $13 million realizing a $.6 million gain ($.3 million after tax). The sale of seventeen additional facilities were closed in July 1999. As part of the development joint venture, the Company contributed fourteen properties (six of which were open) on June 30, 1999 recognizing no gain or loss.

The gains on asset sales have all been recorded as extraordinary items as required after a business combination accounted for as a pooling of interests.

NOTE 5 - Stock Purchase
-----------------------

On May 4, 1999 the Board of Directors of HCR Manor Care authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions. During the second quarter, the Company purchased 2,143,200 shares for $56 million.

NOTE 6 - New Accounting Pronouncements
--------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

HCR Manor Care is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of the Company's business relates to skilled nursing care and assisted living facilities. At June 30, 1999, the Company operated 298 skilled and 65 assisted living facilities. During the first half of 1999, the Company opened one skilled nursing and eleven assisted living facilities, and sold nine assisted living facilities as explained below.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance include the sale of twenty-eight centers to Alterra in 1999 for approximately $200 million in cash and the creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years. During the second quarter of 1999, the Company closed on three of the twenty-eight assisted living facilities to be sold to Alterra and contributed fourteen properties (six of which were open) to the development joint venture.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1999 decreased $14.9 million or 3% to $530.5 million as compared to the same period in 1998. Revenues from skilled nursing and assisted living facilities decreased $13.6 million or 3% due to decreases in rates ($12.5 million) and occupancy ($27.5 million) partially offset by an increase in capacity ($26.4 million).

Revenues for the six months ended June 30, 1999 decreased $34.2 million or 3% to $1.1 billion as compared to the same period in 1998. Revenues from skilled nursing and assisted living facilities decreased $33.2 million or 3% due to decreases in rates ($36.5 million) and occupancy ($48.6 million) partially offset by an increase in capacity ($51.9 million). The decrease in revenues for the ancillary businesses due to the impact of PPS was offset by the revenues recorded in association with the development activities and strategic alliance with Alterra.

The decline in rates was primarily attributable to transitioning the former HCR long-term care facilities onto the new Medicare Prospective Payment System (PPS) in January 1999 and the former Manor Care facilities in June 1999. The occupancy levels for all facilities including start-ups were 89% for the three months and six months ended June 30, 1998 compared to 85% for the same periods in 1999, respectively. The occupancy for the Company's skilled nursing facilities declined from 90% in the three months and six months ended June 30, 1998 to 87% in the same periods in 1999, respectively, reflecting the impact of transitioning onto the Medicare PPS and a decline in private pay mix over the last year. The growth in bed capacity between the first half of 1999 and 1998 was due to the opening of 25 assisted living and 3 skilled facilities in the last six months of 1998 and first six months of 1999 partially offset by the divestiture of 9 assisted living facilities in the second quarter of 1999.

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations decreased from 72% for the three months and six months ended June 30, 1998 to 68% for the same periods in 1999, respectively. This decline was a result of the decrease in Medicare rates and census due to the Medicare PPS, decline in private pay mix, and decrease in insurance rates and census.

Operating expenses for the three months ended June 30, 1999 decreased $11.2 million or 3% to $419.2 million from the comparable period in 1998. Operating expenses from skilled nursing and assisted living facilities decreased $10.8 million or 3% which was primarily attributable to the decline in ancillary costs as a result of the Medicare PPS.

Operating expenses for the six months ended June 30, 1999 decreased $25.9 million or 3% to $827.8 million from the comparable period in 1998. Operating expenses from skilled nursing and assisted living facilities decreased $26.1 million or 3%. By excluding the effect of start-up facilities in the first half of 1999 and 1998, operating expenses decreased $34.6 million which was primarily attributable to the decline in ancillary costs as a result of the Medicare PPS.

General and administrative expenses decreased $1.3 million and $7.7 million for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. By excluding the net gains from sale of assets in 1998, general and administrative expenses decreased $5.9 million and $12.4 million for the same periods primarily as a result of synergies obtained from combining HCR and Manor Care and reclassifying $2.3 million of duplicate costs in the first quarter to the provision for the restructuring charge and other related charges, as explained below. Depreciation and amortization decreased $1.3 million and $1.2 million for the three months and six months ended June 30, 1999 compared to the same periods in 1998 due to a decline in the amortization of Manor Care's computer software and the Company's goodwill related to the write down of assets in 1998.

In the first half of 1999, the Company recorded a charge of $10.7 million. The components of the charge and the remaining liability at June 30, 1999 consist of the following (in thousands):

                                             Cash/             Liability at                            Liability at
                                           Non-cash              12/31/98       Charge      Activity      6/30/99
                                           --------              --------       ------      --------      -------
Manor Care planned spin-off:
     Employee benefits                      cash                  $   617      $   219     $   (592)     $   244

HCR and Manor Care merger:
     Employee benefits                      cash                   28,294                   (22,228)       6,066
     Other exit costs                       cash                    4,234                      (696)       3,538

Other costs:
     Amortization                           non-cash                             8,160       (8,160)
     Duplicate costs                        cash                                 2,328       (2,328)
     Other                                  cash                    1,000                                  1,000
                                                                  -------      -------     --------      -------
Total                                                             $34,145      $10,707     $(34,004)     $10,848
                                                                  =======      =======     ========      =======

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at June 30, 1999 all but 12 employees have left the Company. A number of employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its remaining estimated useful life ranging from six to nine months. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg in the first quarter.

In the second quarter of 1998, Manor Care recorded a restructuring charge of $13.5 million in connection with its plan to separate its business which did not occur as a result of the merger with HCR.

Interest expense increased in 1999 compared to the prior year periods due to an increase in debt outstanding under bank credit facilities. Dividend income increased during 1999 due to the $4.4 million quarterly dividend related to the Company's ownership of Series G Cumulative Convertible Preferred Stock of Genesis Health Ventures, Inc (Genesis). The decrease in equity earnings of affiliated companies was attributable to a decline in earnings of the pharmacy partnership due to a reduction in prices as a result of the Medicare PPS. Interest income and other decreased between 1999 and 1998 primarily due to a decline in rental income from Manor Care's corporate office buildings that were sold during 1998.

The effective tax rate for the six months ended June 30, 1999 was 31.1% compared to 36.1% for the year ended December 31, 1998 after excluding the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, as some of these items are not deductible for income tax purposes. The decrease was attributable to an increase in the exclusion on dividends received as a result of the Genesis dividend and an adjustment of the Company's prior years' tax accruals.

In the second quarter of 1999, the Company recorded the gains on sale of assets as extraordinary items as required after a business combination accounted for as a pooling of interests. The Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property realizing net proceeds of $25 million and a $10.3 million gain ($6.3 million after tax). In conjunction with selling the Manor Care corporate headquarters, three interest rate swaps with a notional amount of $30.3 million that hedged the operating lease payments for the property were terminated for a gain of $.5 million. HCR Manor Care closed on three of the twenty-eight assisted living facilities sold to Alterra for $13 million realizing a $.6 million gain ($.3 million after tax).

FINANCIAL CONDITION

The increase in receivables of $59.5 million between June 30, 1999 and December 31, 1998 was primarily related to the $58 million receivable for the fourteen properties contributed to the development joint venture. The funds are expected to be received in the third quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, the Company satisfied its cash requirements from a combination of cash generated from operating activities, borrowings under bank credit agreements and proceeds from sale of assets. The Company used the cash principally for capital expenditures and the purchase of HCR Manor Care common stock. At June 30, 1999, the Company maintained $15.4 million in cash and cash equivalents. Expenditures for property and equipment during the first half of 1999 consisted of $52.5 million for construction of new facilities and $52.7 million for renovation and maintenance of existing facilities. The proceeds from the sale of assets of $96.6 million included the sale of the former Manor Care corporate headquarters, three assisted living facilities to Alterra and fourteen properties to the development joint venture.

During the second quarter of 1999, the Company received $21 million from Alterra related to the closing of three centers and development fees related to the twenty-eight centers. In July 1999, the Company completed the sale of 17 centers for approximately $106 million. The remaining asset sales are expected to be completed in the third quarter of 1999. The Company received $8 million in June 1999 from the development joint venture related to the sale of 14 properties and the receivable of $58 million is expected to be received in the third quarter.

In May 1999 the Company exercised the purchase option and simultaneously sold the Manor Care headquarters in Gaithersburg, Maryland with a net cash receipt of approximately $25 million. On May 4, 1999 the Board of Directors of HCR Manor Care authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions. The Company purchased 2,143,200 shares for $56.4 million in the second quarter and an additional 1,760,000 shares for $36.5 million in July 1999.

At June 30, 1999, outstanding borrowings aggregated $732.1 million under the bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $54.6 million. After the sale of assets in July, the remaining credit availability increased to $132.0 million.

The Company has cash flow commitments related to the HCR and Manor Care merger restructuring plan that will require approximately $11 million in the remainder of 1999, primarily for employee benefits.

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

In 1995, HCR began an evaluation and upgrade to all of its technical infrastructure including hardware, operating systems and business applications. With the completion of that upgrade process, the Company will have in place, a complete package of technical solutions that properly utilize dates beyond December 31, 1999. The estimated costs of this package are expected to be $35 million. Most of these costs will be capitalized and amortized over a five to twelve year period. Since inception of the project, the Company has incurred approximately $25.6 million ($3.0 million expensed and $22.6 million capitalized) as of June 30, 1999. The Company has completed the technical solution definition and is 85% complete with the implementation. All computer hardware, software and operating system upgrades are expected to be in place by the end of the third quarter of 1999. It has not been necessary to accelerate our original implementation plan due to the Year 2000 issue.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

There have been no significant changes in the Company's long-term debt since December 31, 1998. During the second quarter of 1999, the Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property. In conjunction with selling the Manor Care corporate headquarters, three interest rate swaps with a notional amount of $30.3 million that hedged the operating lease payments for the property were terminated for a gain of $.5 million.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

                  On May 7, 1999 Genesis Health Ventures ("Genesis") filed suit in the United States District Court for the District of Delaware (the "Delaware Action") against the Company, Manor Care, Inc., Paul A. Ormond and Stewart Bainum, Jr. (collectively, the "Delaware Action Defendants"). Manor Care, Inc. has been a wholly-owned subsidiary of the company since September 25, 1998. Mr. Ormond is President and Chief Executive Officer of the Company and Mr. Bainum is Chairman of the Board of Directors of the Company and formerly was Chairman of the Board, President and Chief Executive Officer of Manor Care, Inc. The complaint alleges that the Delaware Action Defendants fraudulently induced Genesis to acquire, in August, 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink") and that such alleged conduct constituted violations of Section 10(b) of the Securities and Exchange Act of 1934, common law fraudulent misrepresentation, negligent misrepresentation and breach of contract. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing a covenant not to compete allegedly applicable to the Company. On June 10, 1999, Genesis filed an amended complaint that was substantively identical to the original complaint. The Company believes that the material allegations of the amended complaint are untrue and that it has substantial defenses to the factual and legal assertions therein. On June 29, 1999, the Delaware Action Defendants moved to dismiss or, in the alternative, to stay the Delaware Action. That motion is presently pending before the court. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

                  In addition to the Delaware Action, on May 7, 1999 Vitalink instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care, Inc. and ManorCare Health Services, Inc. (collectively, the "Maryland Defendants") seeking damages, preliminary and permanent injunctive relief and a declaratory judgment related to allegations that the Maryland Defendants have improperly sought to terminate certain pharmacy related contracts between Vitalink and ManorCare Health Services, Inc. Vitalink has also purported to institute arbitration proceedings (the "Arbitration") against the Maryland Defendants with the American Arbitration Association, seeking substantially the same relief as sought in the Maryland Action with respect to one of the pharmacy related contracts at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, Vitalink and the Maryland Defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration; and (iv) that Vitalink shall not proceed on its claims for preliminary relief in the Maryland Action or the Arbitration in view of the May 13, 1999 agreement. Vitalink has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. The Company believes that the material allegations in the Amended Demand for Arbitration are untrue and that it has substantial factual and legal defenses thereto. The Company intends to vigorously defend the Arbitration. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

                  One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where Manor Care is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $4.5 million.

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

                  None

Item 5.           Other Information.
                  ------------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------

                     27 Financial Data Schedule for the six months ended June 30, 1999

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HCR Manor Care, Inc.
                                   (Registrant)



Date   August 16, 1999              By    /s/ Geoffrey G. Meyers
      ------------------                  --------------------------------------
                                    Geoffrey G. Meyers, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

    27            Financial Data Schedule for the six months ended June 30, 1999