Form 10-Q
period 1999-09-30
MANOR CARE INC
filed 1999-11-15
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10858
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

Registrants former name changed since last report: HCR Manor Care, Inc.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 29, 1999.

               Common stock, $0.01 par value -- 103,043,111 shares


================================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                                                        Page
Item 1.           Financial Statements (Unaudited)                                                     Number
                                                                                                       ------
                  Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                                                3

                  Consolidated Statements of Income -
                  Three months and nine months ended September 30, 1999 and 1998                          4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                                           5

                  Notes to Consolidated Financial Statements                                              6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                             14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                      15

Item 2.           Changes in Securities                                                                  17

Item 3.           Defaults Upon Senior Securities                                                        17

Item 4.           Submission of Matters to a Vote of Security Holders                                    17

Item 5.           Other Information                                                                      17

Item 6.           Exhibits and Reports on Form 8-K                                                       17

SIGNATURES                                                                                               18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,        December 31,
                                                                         1999                 1998
                                                                     -------------        ------------
                                                                      (Unaudited)           (Note 1)
                                                                              (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    91,776         $    33,718
  Receivables, less allowances for
   doubtful accounts of $59,492 and $58,125                               361,203             314,883
  Prepaid expenses and other assets                                        30,863              33,920
  Deferred income taxes                                                    35,235              35,235
                                                                      -----------         -----------
Total current assets                                                      519,077             417,756

Property and equipment, net of accumulated
 depreciation of $626,321 and $582,290                                  1,546,924           1,740,326
Intangible assets, net of amortization                                     87,671              80,802
Net investment in Genesis preferred stock                                 293,120             293,120
Other assets                                                              188,394             183,136
                                                                      -----------         -----------
Total assets                                                          $ 2,635,186         $ 2,715,140
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    90,127         $   107,341
  Employee compensation and benefits                                       57,332              60,976
  Accrued insurance liabilities                                            32,680              26,313
  Other accrued liabilities                                                74,688              72,534
  Revolving loans                                                         199,000             230,000
  Long-term debt due within one year                                        6,463               6,547
                                                                      -----------         -----------
Total current liabilities                                                 460,290             503,711

Long-term debt                                                            696,132             693,180
Deferred income taxes                                                     245,564             245,564
Other liabilities                                                          76,061              73,517
Stockholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 and 110.9 million shares issued                                    1,110               1,109
  Capital in excess of par value                                          356,547             356,333
  Retained earnings                                                       962,804             841,726
                                                                      -----------         -----------
                                                                        1,320,461           1,199,168
  Less treasury stock, at cost (7.7 million shares)                      (163,322)
                                                                      -----------         -----------
Total stockholders' equity                                              1,157,139           1,199,168
                                                                      -----------         -----------
Total liabilities and stockholders' equity                            $ 2,635,186         $ 2,715,140
                                                                      ===========         ===========


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                               September 30                     September 30
                                                                     ----------------------------      -----------------------------
                                                                       1999              1998             1999              1998
                                                                       ----              ----             ----              ----
                                                                                 (In thousands, except earnings per share)

Revenues                                                             $ 536,732       $   557,386       $ 1,599,034      $ 1,653,928
Expenses:
  Operating                                                            424,244           428,085         1,252,041        1,281,829
  General and administrative                                            23,210            22,027            67,735           74,297
  Depreciation and amortization                                         29,361            31,270            86,376           89,482
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                           4,080           240,655            14,787          254,155
                                                                     ---------       -----------       -----------      -----------
                                                                       480,895           722,037         1,420,939        1,699,763
                                                                     ---------       -----------       -----------      -----------
Income (loss) from continuing operations before
  other income (expenses) and income taxes                              55,837          (164,651)          178,095          (45,835)
Other income (expenses):
  Interest expense                                                     (14,264)          (11,942)          (40,510)         (34,064)
  Dividend income                                                        4,951             2,050            14,853            3,250
  Equity earnings of affiliated companies                                  473             1,421             1,829            4,039
  Interest income and other                                              1,376             2,857             2,365            6,108
                                                                     ---------       -----------       -----------      -----------
  Total other income (expenses)                                         (7,464)           (5,614)          (21,463)         (20,667)
                                                                     ---------       -----------       -----------      -----------
Income (loss) from continuing operations before income taxes            48,373          (170,265)          156,632          (66,502)
Income taxes                                                            14,876           (27,459)           48,491            7,342
                                                                     ---------       -----------       -----------      -----------
Income (loss) from continuing operations                                33,497          (142,806)          108,141          (73,844)
Discontinued operations:
  Income from discontinued pharmacy operations
    (net of taxes of $136 and $7,256)                                                        153                              8,044
  Gain on conversion of Vitalink stock (net of taxes of $39,908)                          59,861                             59,861
                                                                     ---------       -----------       -----------      -----------
Income (loss) before extraordinary items and cumulative effect          33,497           (82,792)          108,141           (5,939)
Extraordinary items - (net of taxes of $3,866, $12,690,
  $8,271 and $12,690, respectively)                                      6,047           (19,036)           12,937          (19,036)
Cumulative effect of change in accounting principle
  (net of taxes of $3,759)                                                                                                   (5,640)
                                                                     ---------       -----------       -----------      -----------
Net income (loss)                                                    $  39,544       $  (101,828)      $   121,078      $   (30,615)
                                                                     =========       ===========       ===========      ===========

Earnings per share - basic
  Income (loss) from continuing operations                           $     .32       $     (1.32)      $       .99      $     (0.68)
  Income from discontinued pharmacy operations (net of taxes)                                .55                               0.63
  Extraordinary items (net of taxes)                                       .06             (0.18)              .12            (0.18)
  Cumulative effect (net of taxes)                                                                                             (.05)
                                                                     ---------       -----------       -----------      -----------
  Net income (loss)                                                  $     .37*      $     (0.94)*     $      1.11      $     (0.28)
                                                                     =========       ===========       ===========      ===========
Earnings per share - diluted
  Income (loss) from continuing operations                           $     .31       $     (1.32)      $       .98      $     (0.68)
  Income from discontinued pharmacy operations (net of taxes)                                .55                               0.63
  Extraordinary items (net of taxes)                                       .06             (0.18)              .12            (0.18)
  Cumulative effect (net of taxes)                                                                                            (0.05)
                                                                     ---------       -----------       -----------      -----------
  Net income (loss)                                                  $     .37       $     (0.94)*     $      1.10      $     (0.28)
                                                                     =========       ===========       ===========      ===========
Weighted average shares:
     Basic                                                             106,212           108,475           109,187          108,317
     Diluted                                                           107,253           108,475           110,379          108,317
*Doesn't add due to rounding


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended September 30
                                                                                    ------------------------------
                                                                                       1999              1998
                                                                                       ----              ----
                                                                                           (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                    $ 121,078        $ (30,615)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Income from discontinued pharmacy operations                                                          (67,905)
  Depreciation and amortization                                                         86,836           89,759
  Asset impairment and other non-cash charges                                           12,240          170,010
  Provision for bad debts                                                               18,734           23,407
  Deferred income taxes                                                                                 (41,857)
  Gain on sale of assets                                                               (21,015)          (5,515)
  Equity in earnings of affiliated companies                                            (1,829)          (4,039)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                         (63,268)         (51,463)
   Prepaid expenses and other assets                                                   (15,103)          (7,098)
   Liabilities                                                                         (11,104)          79,342
                                                                                     ---------        ---------
Total adjustments                                                                        5,491          184,641
                                                                                     ---------        ---------
Net cash provided by continuing operations                                             126,569          154,026
Net cash provided by discontinued pharmacy operations                                                    17,836
                                                                                     ---------        ---------
Net cash provided by operating activities                                              126,569          171,862
                                                                                     ---------        ---------

INVESTING ACTIVITIES
Investment in  property and equipment                                                 (132,957)        (232,364)
Investment in systems development                                                                       (22,158)
Acquisition of businesses                                                               (8,594)          (9,841)
Proceeds from sale of assets                                                           263,603           22,227
Decrease due to deconsolidation of subsidiary                                                           (13,948)
Advances to non-consolidated affiliates                                                                  (2,799)
Other, net                                                                                               15,273
                                                                                     ---------        ---------
Net cash provided by (used in) investing activities of continuing operations           122,052         (243,610)
Net cash used in investing activities of discontinued pharmacy operations                                (6,810)
                                                                                     ---------        ---------
Net cash provided by (used in) investing activities                                    122,052         (250,420)
                                                                                     ---------        ---------

FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit agreements                               (23,000)         133,339
Principal payments of long-term debt                                                    (5,132)          (3,425)
Proceeds from exercise of stock options                                                  1,325            1,889
Purchase of common stock for treasury                                                 (163,756)          (4,838)
Dividends paid by Manor Care                                                                             (2,805)
                                                                                     ---------        ---------
Net cash provided by (used in) financing activities of continuing operations          (190,563)         124,160
Net cash used in financing activities of discontinued operations                                        (11,026)
                                                                                     ---------        ---------
Net cash provided by (used in) financing activities                                   (190,563)         113,134
                                                                                     ---------        ---------

Net increase in cash and cash equivalents                                               58,058           34,576
Net Manor Care cash flows for December 1997                                                              (3,213)
Cash and cash equivalents at beginning of period                                        33,718           47,933
                                                                                     ---------        ---------
Cash and cash equivalents at end of period                                           $  91,776        $  79,296
                                                                                     =========        =========


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation
------------------------------

In accordance with the merger agreement, the Company's name changed from HCR Manor Care, Inc. to Manor Care, Inc. (the Company) on September 25, 1999. As a result of the parent company name change, in September 1999 Manor Care, Inc., a wholly-owned subsidiary of the Company, changed its name to Manor Care of America, Inc. (Manor Care).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and, except as discussed in Note 2, all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

At September 30, 1999, the Company operated 299 skilled and 45 assisted living facilities, 85 outpatient therapy clinics, 1 acute care hospital, 105 medical specialty units and 33 home health offices.

NOTE 2 - Restructuring Charge, Merger Expenses, Asset Impairment and Other
--------------------------------------------------------------------------
Related Charges
---------------

The components of the charge consist of the following (in thousands):

                                             Cash/             Liability at                            Liability at
                                           Non-cash              12/31/98       Charge      Activity      9/30/99
                                           --------              --------       ------      --------      -------

Manor Care planned spin-off:
     Employee benefits                      cash                     $617         $219        $(731)        $105

HCR and Manor Care merger:
     Employee benefits                      cash                   28,294                   (23,074)       5,220
     Other exit costs                       cash                    4,234                    (1,005)       3,229

Other costs:
     Amortization                           non-cash                            12,240      (12,240)
     Duplicate costs                        cash                                 2,328       (2,328)
     Other                                  cash                    1,000                      (850)         150
                                                                  -------   ----------   ----------      -------
Total                                                             $34,145      $14,787     $(40,228)      $8,704
                                                                  =======      =======     ========       ======

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at September 30, 1999 all but 2 employees have left the Company. A number of employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software was amortized over its remaining estimated useful life. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg in the first quarter.

NOTE 3 - Earnings Per Share
---------------------------

The calculation of earnings per share (EPS) is as follows:

                                                     Three months ended                  Nine months ended
                                                         September 30                       September 30
                                                  ------------------------           -------------------------
                                                     1999           1998               1999            1998
                                                     ----           ----               ----            ----
                                                            (In thousands, except earnings per share)
Numerator:
   Income (loss) from continuing
     operations (income available to
     common stockholders)                          $33,497       $(142,806)          $108,141        $(73,844)
                                                   =======       =========           ========        ========
Denominator:
   Denominator for basic EPS -
     weighted-average shares                       106,212         108,475            109,187         108,317

   Effect of dilutive securities:
     Stock options                                   1,041                              1,192
                                                  --------        --------           --------         -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                107,253         108,475            110,379         108,317
                                                   =======         =======            =======         =======

EPS - income (loss) from continuing
 operations
     Basic                                            $.32          $(1.32)              $.99           $(.68)
     Diluted                                          $.31          $(1.32)              $.98           $(.68)

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

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance include the sale of twenty-six centers and the lease of two centers to Alterra in 1999 and the creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years. During the second quarter the Company closed on three of the twenty-six assisted living facilities for $13 million realizing a $.6 million gain ($.3 million after tax). During the third quarter, the Company closed on the sale of twenty-three additional facilities for $146 million realizing an $8.0 million gain ($4.9 million after tax). As part of the development joint venture, the Company contributed fourteen properties (six of which were open) on June 30, 1999 and six properties on September 30, 1999 with a net book value of $74 million and recognizing no gain or loss.

The gains on asset sales have all been recorded as extraordinary items as required after a business combination accounted for as a pooling of interests.

NOTE 5 - Debt
-------------

The Company's $300 million credit agreement (364 Day Agreement) which matured September 24, 1999 was amended and now provides for a $200 million credit agreement. Loans under the amended 364 Day Agreement which mature September 22, 2000, bear interest at variable rates that reflect, at the election of the Company, either the agent bank's base lending rate or an increment over Eurodollar indices of .50% to 1.275%, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provides for a fee on the total amount of the facility, ranging from .125% to .225%, depending on the performance of the same ratio. Whenever the aggregate utilization of the 364 Day Agreement and the 5 Year Agreement exceeds $350 million, an additional fee of
 .05% is charged on loans under the 5 Year Agreement and an additional fee ranging from .10% to .125% is charged on loans under the 364 Day Agreement, based on the performance of a key ratio.

The Company and Alterra have jointly and severally guaranteed a $200 million revolving credit agreement of the development joint ventures in which each company has a 50% interest. At September 30, 1999 there was $48 million of guaranteed debt outstanding under the revolving credit agreement.

NOTE 6 - Stock Purchase
-----------------------

On May 4, 1999 the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions. During the second and third quarter, the Company purchased 7,601,100 shares for $164 million.

NOTE 7 - New Accounting Pronouncements
--------------------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

The Company is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of the Company's business relates to skilled nursing care and assisted living facilities. At September 30, 1999, the Company operated 299 skilled and 45 assisted living facilities. During the first nine months of 1999, the Company opened two skilled nursing and 12 assisted living facilities, and divested 31 assisted living facilities as explained below.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance include the sale of twenty-six centers and lease of two centers to Alterra in 1999 and the creation of a joint venture to develop and construct up to $500 million of specialized assisted living residences in the Company's core markets over the next three to five years. During the second and third quarter of 1999, the Company sold twenty-six assisted living facilities to Alterra, leased one facility to Alterra and contributed twenty properties to development joint ventures. Thirty-one of these assisted living facilities were open prior to being sold or leased.

Under the Balanced Budget Act of 1997, a new Medicare prospective payment system
(PPS) commenced on July 1, 1998. The new payment system becomes effective for different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commences at different dates for different nursing facilities. The former HCR long-term care facilities transitioned onto PPS in January 1999 and the former Manor Care facilities in June 1999.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1999 decreased $20.7 million or 4% to $536.7 million as compared to the same period in 1998. Revenues from skilled nursing and assisted living facilities decreased $24.1 million or 5% due to decreases in rates ($20.3 million) and occupancy ($16.2 million) partially offset by an increase in capacity ($12.4 million).

Revenues for the nine months ended September 30, 1999 decreased $54.9 million or 3% to $1.6 billion as compared to the same period in 1998. Revenues from skilled nursing and assisted living facilities decreased $57.3 million or 4% due to decreases in rates ($56.8 million), with the decrease in occupancy ($64.8 million) offsetting the increase in capacity ($64.3 million). The decrease in revenues for the ancillary businesses due to the impact of PPS was offset by the revenues recorded in association with the development activities and strategic alliance with Alterra.

The decline in rates was primarily attributable to transitioning onto the Medicare PPS in 1999. The occupancy levels for all facilities including start-ups were 89% for the three months and nine months ended September 30, 1998 compared to 86% for the same periods in 1999, respectively. The occupancy for the Company's skilled nursing facilities declined from 89% in the three months and nine months ended September 30, 1998 to 88% and 87% in the same periods in 1999, respectively, reflecting the impact of transitioning onto the Medicare PPS and a decline in private pay mix over the last year. The growth in bed capacity between the first nine months of 1999 and the last three months of 1998 was due to the timing of opening 19 assisted living and 2 skilled facilities partially offset by the divestiture of 31 assisted living facilities in the second and third quarters of 1999.

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations decreased from 70% and 71% for the three months and nine months ended September 30, 1998 to 66% and 67% for the same periods in 1999, respectively. This decline was a result of the decrease in Medicare rates and census due to the Medicare PPS, decline in private pay mix, and decrease in insurance rates and census.

Operating expenses for the three months ended September 30, 1999 decreased $3.8 million or 1% to $424.2 million from the comparable period in 1998. Operating expenses from skilled nursing and assisted living facilities decreased $8.9 million or 2% which was primarily attributable to the decline in ancillary costs as the Company found alternate methods of service which resulted in lower costs.

Operating expenses for the nine months ended September 30, 1999 decreased $29.8 million or 2% to $1.3 billion from the comparable period in 1998. Operating expenses from skilled nursing and assisted living facilities decreased $35.0 million or 3%. By excluding the effect of start-up facilities in the first nine months of 1999 and 1998, operating expenses decreased $41.4 million which was primarily attributable to the decline in ancillary costs as the Company found alternate methods of service which resulted in lower costs.

General and administrative expenses decreased $6.6 million for the nine months ended September 30, 1999 as compared to the same periods in 1998. By excluding the net gains from sale of assets in 1998, general and administrative expenses decreased $11.2 million for the same period primarily as a result of synergies obtained from combining HCR and Manor Care and reclassifying $2.3 million of duplicate costs in the first quarter to the provision for the restructuring charge and other related charges, as explained below. Depreciation and amortization decreased $1.9 million and $3.1 million for the three months and nine months ended September 30, 1999 compared to the same periods in 1998 due to a decline in the amortization of Manor Care's computer software and the Company's goodwill related to the write down of assets in 1998.

In the first nine months of 1999, the Company recorded a charge of $14.8 million. The components of the charge and the remaining liability at September 30, 1999 consist of the following (in thousands):

                                             Cash/             Liability at                            Liability at
                                           Non-cash              12/31/98       Charge      Activity      9/30/99
                                           --------              --------       ------      --------      -------
Manor Care planned spin-off:
     Employee benefits                      cash                     $617         $219        $(731)        $105

HCR and Manor Care merger:
     Employee benefits                      cash                   28,294                   (23,074)       5,220
     Other exit costs                       cash                    4,234                    (1,005)       3,229

Other costs:
     Amortization                           non-cash                            12,240      (12,240)
     Duplicate costs                        cash                                 2,328       (2,328)
     Other                                  cash                    1,000                      (850)         150
                                                                  -------    ---------    ---------       ------
Total                                                             $34,145      $14,787     $(40,228)      $8,704
                                                                  =======      =======     ========       ======

In Manor Care's planned spin-off, the employees did not receive lump-sum severance payments upon termination but receive their severance as biweekly payments through 1999. In the HCR and Manor Care merger, 531 employees received termination notices and at September 30, 1999 all but 2 employees have left the Company. A number of employees who left the Company continue to be paid severance payments on a biweekly basis through 1999. The non-cash charge for amortization primarily related to certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software was amortized over its remaining estimated useful life. Certain general and administrative costs of $2.3 million represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg in the first quarter.

In the first nine months of 1998, the Company recorded a $254.2 million charge related to restructuring, merger expenses, asset impairment and other related charges. In the second quarter of 1998, Manor Care recorded a charge of $13.5 million in connection with its plan to separate its business which did not occur as a result of the merger with HCR. In the third quarter of 1998, charges related to the merger of HCR and Manor Care totaled $240.7 million.

Interest expense increased in 1999 compared to the prior year periods due to an increase in average debt outstanding under bank credit facilities. Dividend income increased during 1999 due to the $4.4 million quarterly dividend related to the Company's ownership of Series G Cumulative Convertible Preferred Stock of Genesis Health Ventures, Inc (Genesis) that was initially recorded in September 1998. The decrease in equity earnings of affiliated companies was attributable to a decline in earnings of the pharmacy partnership due to a reduction in prices as a result of the Medicare PPS. Interest income and other decreased between 1999 and 1998 primarily due to a decline in rental income from Manor Care's corporate office buildings that were sold during 1998.

The effective tax rate for the nine months ended September 30, 1999 was 31.0% compared to 36.1% for the year ended December 31, 1998 after excluding the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, as some of these items are not deductible for income tax purposes. The decrease was attributable to an increase in the exclusion on dividends received as a result of the Genesis dividend and an adjustment of the Company's prior years' tax accruals.

In the third quarter of 1998, the Company recorded a gain of $99.8 million ($59.9 million after tax) from the conversion of Vitalink Pharmacy Services, Inc. (Vitalink) common stock to Genesis preferred stock on August 28, 1998. The financial results of Vitalink were recorded as income from discontinued operations.

In the first nine months of 1999, the Company recorded the gains on sale of assets as extraordinary items as required after a business combination accounted for as a pooling of interests. In the second quarter, the Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property realizing net proceeds of $25 million and a $10.3 million gain ($6.3 million after tax). In conjunction with selling the Manor Care corporate headquarters, three interest rate swaps with a notional amount of $30.3 million that hedged the operating lease payments for the property were terminated for a gain of $.5 million. In the second quarter, the Company closed on three of the twenty-six assisted living facilities sold to Alterra for $13 million realizing a $.6 million gain ($.3 million after tax) and in the third quarter closed on the remaining twenty-three facilities for $146 million realizing an $8.0 million gain ($4.9 million after tax).

In the third quarter of 1998, the Company recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million ($19.0 million after tax). On September 25, 1998 the Company repaid the outstanding debt under HCR's and Manor Care's prior credit arrangements. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The extraordinary loss primarily related to the termination of the swaps but also included the unamoritized debt issue costs.

In the first quarter of 1998, the Company recorded the cumulative effect of expensing start-up costs capitalized as of January 1, 1998 totaling $9.4 million ($5.6 million after tax).

FINANCIAL CONDITION

The increase in cash at September 30, 1999 resulted from the sale of facilities at the end of the month. The increase in receivables of $46.3 million between December 31, 1998 and September 30, 1999 was primarily related to a $36.5 million receivable for facilities sold to Alterra and contributed to a development joint venture in the third quarter. The funds are expected to be received in the fourth quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor has it determined the impact of adoption.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company satisfied its cash requirements from a combination of cash generated from operating activities and proceeds from sale of assets. The Company used the cash principally for capital expenditures and the purchase of the Company's common stock. At September 30, 1999, the Company maintained $91.8 million in cash and cash equivalents. Expenditures for property and equipment during the first nine months of 1999 consisted of $67.1 million for construction of new facilities and $65.8 million for renovation and maintenance of existing facilities. The proceeds from the sale of assets of $263.6 million included the sale of the former Manor Care corporate headquarters ($25 million), twenty-six assisted living facilities to Alterra ($159 million) and twenty properties to development joint ventures ($74 million).

On May 4, 1999 the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions. The Company purchased 7,601,100 shares for $163.8 million in the second and third quarter and an additional 325,000 shares for $5.5 million in October 1999.

The Company's $300 million credit agreement (364 Day Agreement) which matured September 24, 1999 was amended and now provides for a $200 million credit agreement. Loans under the amended 364 Day Agreement mature September 22, 2000. See Note 5 to the consolidated financial statements for discussion of the interest rate. At September 30, 1999, outstanding borrowings aggregated $683 million under the bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $3.8 million. At October 31, 1999, the remaining credit availability increased to $70.7 million after utilizing excess cash to pay down debt.

The Company has cash flow commitments related to the HCR and Manor Care merger restructuring plan that will require approximately $6 million in the remainder of 1999, primarily for employee benefits.

The Company believes that its cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that the Company will pursue growth from acquisitions, partnerships and other ventures which would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the year. Any of the Company's computer software and hardware that are date sensitive and all of our embedded chip devices could recognize a two digit date of `00' as `1900' rather than `2000'. This could result in system failures and miscalculations causing disruptions to our operations.

In 1995, HCR began an evaluation and upgrade to all of its technical infrastructure including hardware, operating systems and business applications. With the completion of that upgrade process, the Company will have in place, a complete package of technical solutions that properly utilize dates beyond December 31, 1999. The estimated costs of this package are expected to be $35 million. Most of these costs will be capitalized and amortized over a five to twelve year period. Since inception of the project, the Company has incurred approximately $32.2 million ($3.4 million expensed and $28.7 million capitalized) as of September 30, 1999. The Company has completed the technical solution definition and is 95% complete with the implementation. All computer hardware, software and operating system upgrades are expected to be in place by the end of fourth quarter of 1999. It has not been necessary to accelerate our original implementation plan due to the Year 2000 issue.

To insure that our embedded chip devices, vendor and supplier interfaces are also Year 2000 compliant, the Company has put into place an assessment, remediation, testing, implementation and contingency plan for all products, services and relationships that do not meet our Year 2000 compliance standards. The Company expects all phases along with the contingency plan to be completed by the end of the fourth quarter of 1999 with internal resources. The Company has queried our significant suppliers and at this point, based on their representations, the Company does not believe that Year 2000 presents a material exposure as it relates to our embedded chip devices, system interfaces, significant suppliers or vendors. The Company believes today that the most likely worst case scenario, if it occurred, would involve temporary disruptions in delivery of medical and other supplies and temporary disruptions in payments, especially payments from Medicare and other government programs. If the federal and state healthcare reimbursement agencies or their intermediaries were to fail to implement Year 2000 compliant technologies before December 31, 1999, a temporary cash flow disruption could result. Those agencies and intermediaries have Year 2000 plans in place and the Company continues to monitor the status of those projects. However, all of the governmental agencies have stated that interim payment procedures would be implemented if their Year 2000 solutions are not in place by January 1, 2000.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

                  On May 7, 1999 Genesis Health Ventures ("Genesis") filed suit in federal district court in Delaware against the Company, Manor Care, Paul A. Ormond and Stewart Bainum, Jr. (collectively, the "Delaware Defendants"). Manor Care has been a wholly-owned subsidiary of the Company since September 25, 1998. Mr. Ormond is President and Chief Executive Officer of the Company and Mr. Bainum is Chairman of the Board of Directors of the Company and formerly was Chairman of the Board, President and Chief Executive Officer of Manor Care. The complaint alleges that the Delaware Defendants fraudulently induced Genesis to acquire, in August, 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink") and that such alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, common law fraudulent misrepresentation, negligent misrepresentation and breach of contract. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing a covenant not to compete allegedly applicable to the Company. On June 10, 1999, Genesis filed an amended complaint that was substantively identical to the original complaint. The Company believes that the material allegations of the amended complaint are untrue and that it has substantial defenses to the factual and legal assertions therein. On June 29, 1999, the Delaware Defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. That motion is presently pending before the court. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

                  On August 27, 1999, Manor Care filed as a related lawsuit in federal district court in Delaware a separate action against Genesis concerning its 1998 acquisition of Vitalink. Manor Care's lawsuit charges Genesis with violations of Section 11 and Section 12 of the Securities Act of 1933, based upon Genesis' misrepresentations and/or misleading omissions in connection with the Genesis' issuance of approximately $293 million of Genesis Preferred Stock as consideration to Manor Care for its approximately fifty percent interest in Vitalink. The complaint alleges that Genesis unlawfully failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care seeks, among other things, compensatory damages and recission voiding Manor Care's purchase of the Genesis Preferred Stock and requiring Genesis to return to Manor Care the consideration that it paid at the time of the Vitalink sale.

                  Additionally, on May 7, 1999 Vitalink, now known as Neighborcare Pharmacy Services, Inc. ("Neighborcare"), instituted a lawsuit in the Circuit Court for

                  Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care and ManorCare Health Services, Inc.(MHS) (collectively, the "Maryland Defendants") seeking damages, preliminary and permanent injunctive relief and a declaratory judgment related to allegations that the Maryland Defendants have improperly sought to terminate certain Master Service Agreements ("MSAs") between Vitalink and MHS. Neighborcare has also purported to institute arbitration proceedings (the "Arbitration") against the Maryland Defendants with the American Arbitration Association, seeking substantially the same relief as sought in the Maryland Action with respect to one of the MSAs at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, Neighborcare and the Maryland Defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration; and (iv) that Neighborcare shall not proceed on its claims for preliminary relief in the Maryland Action or the Arbitration in view of the May 13, 1999 agreement. Neighborcare has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. The Company believes that the material allegations in the Amended Demand for Arbitration are untrue and that it has substantial factual and legal defenses thereto. The Company intends to vigorously defend the Arbitration. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

                  On July 26, 1999, Neighborcare filed an additional complaint against Omnicare, Inc. and Heartland Healthcare Services, Inc.(a joint venture between subsidiaries of Omnicare and the Company) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's purported contractual rights under the MSAs. On October 4, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. That motion is presently pending before the court. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

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

                  None

Item 5.           Other Information.
                  ------------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)Exhibits

                  S-K Item
                  601 No.
                  -------

                      3             Form of Amended and Restated By-laws of the
                                    Registrant

                      4 364 Day Credit Agreement dated as of September 25, 1998, as amended as of September 24, 1999, among HCR Manor Care, Inc., Manor Care, Inc., Bank of America, National Association, the Chase Manhattan Bank, Deutsche Bank and the Other Financial Institutions Party Hereto.

                      27 Financial Data Schedule for the nine months ended September 30, 1999

                  (b) Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Manor Care, Inc.
                                       (Registrant)



Date    November 15, 1999              By  /s/ Geoffrey G. Meyers
        --------------------               -------------------------------------
                                           Geoffrey G. Meyers, Executive Vice
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

     3          Form of Amended and Restated By-laws of the Registrant

     4 364 Day Credit Agreement dated as of September 25, 1998, as amended as of September 24, 1999, among HCR Manor Care, Inc., Manor Care, Inc., Bank of America, National Association, the Chase Manhattan Bank, Deutsche Bank and the Other Financial Institutions Party Hereto.

    27          Financial Data Schedule for the nine months ended September 30,
                1999