Form 10-K405
period 1999-12-31
MANOR CARE INC
filed 2000-03-29
CIK 878736

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

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

             Title of each class
    -------------------------------------
    7-1/2% SENIOR NOTES DUE JUNE 15, 2006

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

Based on the closing price of $12.875 per share on March 9, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,076,546,112. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates," as that term is defined under the Securities Act of 1934.

            The number of shares of Common Stock, $.01 par value, of Manor Care, Inc. outstanding as of March 9, 2000 was 102,280,552.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:

     Specific portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 2, 2000 are incorporated by reference in Part III.


                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I
    Item 1.   Business ...................................................    2
    Item 2.   Properties ................................................    10
    Item 3.   Legal Proceedings .........................................    11
    Item 4.   Submission of Matters to a Vote of Security Holders .......    13

PART II
    Item 5.   Market for Registrant's Common Stock and Related
              Shareholder Matters .......................................    14
    Item 6.   Selected Financial Data ...................................    15
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................    16
    Item 7a.  Quantitative and Qualitative Disclosures about Market Risk     28
    Item 8.   Financial Statements and Supplementary Data ...............    29
    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................    60

PART III
    Item 10.  Directors and Executive Officers of the Registrant ........    60
    Item 11.  Executive Compensation ....................................    61
    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management......................................    62
    Item 13.  Certain Relationships and Related Transactions ............    62

PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K ...............................................    62

SIGNATURES    ...........................................................    68
EXHIBITS      ...........................................................   E-1

                                                       PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Manor Care, Inc., formerly known as HCR Manor Care, Inc., (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of the Company's business relates to long-term care, including skilled nursing care and assisted living, which is the Company's only reportable operating segment. See Note 19 to the consolidated financial statements for segment information. At December 31, 1999, the Company operated 301 skilled nursing facilities and 45 assisted living facilities in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical care, rehabilitation programs and/or Alzheimer's care programs. At December 31, 1999, the Company operated 82 outpatient rehabilitation clinics, an acute care hospital and 33 home health care offices.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) to develop a broad-based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Key provisions of the alliance included the sale of 26 centers and the lease of two centers to Alterra in 1999; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers. In 1999, the Company sold 26 centers to Alterra for $154.5 million and, as part of the development joint venture, contributed 20 facilities for $77.8 million.

The Company announced on March 3, 2000 that in response to an expression of interest, a Special Committee of its Board of Directors was exploring various strategic alternatives, including a possible sale of the company. The Company expects to announce the results of this process in the near future. The Company emphasized that there can be no assurance that any transaction will result from this process.

The executive offices of the Company are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. The Company's telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

Long Term Care Services

The Company is a leading owner and operator of long-term care centers in the United States, with the majority of its skilled nursing facilities operating under the name ManorCare Health Services or Heartland Health Care Center.

        Skilled Nursing Centers. The Company's facilities have interdisciplinary teams of experienced professionals providing services prescribed by physicians. These include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. Quality of Life programs are designed to give the highest possible level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. Many of the Company's centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

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

Specialty Services

        Subacute Medical and Rehabilitation Care. The Company's commitment to reducing the cost of quality health care is exemplified by its leadership in subacute programs designed to shorten or eliminate hospital stays. Working closely with patients, families and insurers, interdisciplinary teams develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. Programs for medically complex patients cover post-coronary surgery care, oncology, intravenous pain management, peritoneal and hemo dialysis, and complex wound care needs. Rehabilitation programs promote recovery from major surgery, stroke, amputation, joint replacement, head injury, or general neurologic or orthopedic conditions.

        Alzheimer's Care. As the industry's recognized leader in Alzheimer's care, the Company provides innovative services and facilities for the care of Alzheimer's patients in early, middle and advanced stages of the disease. Specialized care and programming are provided by trained staff for persons with Alzheimer's or related disorders in freestanding facilities and in dedicated units within many of the Company's skilled nursing centers.

Health Care Services

The Company provides rehabilitation therapy in skilled centers of its own and others, hospitals and in 82 outpatient clinics in Midwestern and Mid-Atlantic states and in Texas and Florida. The Company's home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices in six states. The Company owns and operates a 172 bed acute care hospital in Texas. The Company entered into long-term agreements that provide capital and management services to physician practices, specializing in vision care and refractive eye surgery. Management services are also provided to 39 subacute care and acute rehabilitation programs in hospitals and skilled nursing centers.

Other Services

The Company owns approximately 90 percent of the common stock of Heartland Medical Information Services, Inc., a start-up medical transcription company which converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs account for approximately 65 percent of the Company's operating expenses, and the Company competes with other health care providers with respect to attracting and retaining qualified or skilled personnel. The Company also depends on the available labor pool of low-wage employees. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package in order to compete. Although the Company does not currently have a staffing shortage nor does it foresee one given structural changes in the supply and demand for nurses, a shortage of nurses or other health care workers in the geographic areas in which the Company operates could adversely affect the ability of the Company to attract and retain qualified personnel and could increase its operating costs.

Customers

There are no individual customers or related group of customers which account for a significant portion of the Company's revenue. The Company does not expect that the loss of a single customer or group of related customers would have a material adverse effect.

Certain classes of patients rely on a common source of funds for payment of the cost of their care. The following table reflects the allocation of such revenue sources among Medicare, Medicaid and private pay and other sources for the last three years for services related to skilled nursing, assisted living and rehabilitation operations.

                                     1999         1998         1997
                                     ----         ----         ----
         Medicaid                     33%          29%          27%
         Medicare                     20%          22%          23%
         Private pay & other          47%          49%          50%
                                     ----         ----         ----
                                     100%         100%         100%
                                     ====         ====         ====

Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, such rates are largely determined by market forces and costs.

The government reimbursement programs such as Medicare and Medicaid prescribe, by regulation, the billing methods and amounts which may be charged and reimbursed for the care of patients covered by such programs. On August 5, 1997, Congress enacted the Balanced Budget Act of 1997 (Budget Act), which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contains numerous changes affecting Medicare payments to skilled nursing facilities, home health agencies, hospices and therapy providers, among others. For cost reporting periods beginning prior to July 1, 1998, Medicare reimbursement for skilled nursing facilities operated on a retrospective payment system in which each facility received an interim payment during the year, which was later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. The Budget Act resulted in a shift to a prospective Medicare payment system (PPS) in which skilled nursing facilities are reimbursed at a per diem rate for specific covered services regardless of their actual cost. Specifically, the Budget Act provides that, over three cost reporting periods beginning on or after July 1, 1998, the Medicare program will phase in this prospective payment system. A similar prospective payment system is required to be established for home health services beginning October 1, 2000. The Budget Act also reduces payments to many providers and suppliers, including therapy providers and hospices, and gives states greater flexibility in the administration of their Medicaid programs by repealing the requirement that payment be reasonable and adequate to cover the costs of "efficiently and economically operated" nursing facilities.

In November 1999, Congress passed the Medicare Balanced Budget Refinement Act (BBRA 99). The BBRA 99 redresses certain reductions in Medicare reimbursement resulting from the Budget Act. There are several provisions that will positively affect the Company primarily in the latter half of 2000. First, there is a temporary increase in the payment for certain high cost nursing home patients, for services provided from April 1, 2000 through September 30, 2000. This temporary increase may continue until such time as the Secretary of the Department of Health and Human Services implements a refined case mix system to better account for medically complex patients. Second, the federal per diem rates will be increased by an additional 4 percent per year for the 12 months ended September 30, 2001 and 2002. Third, for cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100 percent of the federal per diem rate. Fourth, certain specific services or items (ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices) furnished on or after April 1, 2000 may be reimbursed in addition to the PPS per diem rate. Fifth, there is a two-year moratorium on the annual $1,500 therapy caps each for physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. Sixth, there is a delay in the reduction in the base payment level by 15 percent for the Company's home health business until October 2001. The government has indicated that once the home health prospective payment system is implemented, the 15 percent cut will not be necessary. However, Congress would still have to repeal the 15 percent payment reduction. There can be no assurance that additional federal, state and local laws or regulations will not be imposed or expanded in a manner that would have a material adverse effect on the Company.

Regulation and Licenses

         General. Health care is an area of extensive and frequent regulatory change. Various aspects of the Company's business are subject to regulation by the federal government and the states in which the Company operates. Skilled nursing facilities and assisted living facilities and other health care businesses, including home health agencies, are subject to annual licensure and other regulatory requirements. In particular, the operation of nursing facilities and the provision of health care services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, and compliance with building codes and environmental laws. Skilled nursing facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program, and the ability to participate in other third-party programs. The Company is also subject to inspection regarding record keeping and inventory control. From time to time, the Company, like others in the health care industry, may receive notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with applicable standards. Such notices may require the Company to take corrective action, and may impose civil money penalties and/or other operating restrictions on the Company. Failure of the skilled nursing facilities to comply with such directives or otherwise to be in substantial compliance with licensure and certification laws, rules and regulations could result in loss of certification as a Medicare and Medicaid provider and/or a loss of licensure. The Company's assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. Failure of the assisted living facilities to be in compliance with licensing requirements could result in loss of licensure. In most states, assisted living facilities also are subject to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at the federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of the Company's health care businesses may have a significant impact on the Company's methods and costs of doing business.

         Licensing and Certification. The Company's success depends in part upon its ability to satisfy applicable regulations and requirements and to procure and maintain required licenses and Medicare and Medicaid certifications in rapidly changing regulatory environments. Any failure to satisfy applicable regulations or to procure or maintain a required license or certification could have a material adverse effect on the Company. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, and revisions in licensing and certification standards, could have a material adverse effect on the Company.

         Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care initiatives, such as reductions in funding of the Medicare and Medicaid programs; potential changes in reimbursement regulations by the Health Care Financing Administration; enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and greater state flexibility in the administration of Medicaid, could adversely affect the Company.

         Certificate of Need Laws. Many states have adopted Certificate of Need
(CON) or similar laws which generally require that the appropriate state agency approves certain acquisitions and determines that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that CON or other similar approvals are required for the expansion of the Company's operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There can be no assurance that the Company will be able to obtain CON approval for all future projects requiring such approval.

         Anti-Remuneration Laws. The Company is also subject to federal and state laws which govern financial and other arrangements involving health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation or arrangement of, a particular provider for medical products and services. These laws include the federal "Stark Legislation" which prohibits, with limited exceptions, the referral of patients for certain designated health services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has a financial interest. The January 1998 proposed rules to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. Certain exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Although the Company has sought to comply in all respects with all applicable provisions of the Stark Legislation, final implementing regulations have not been issued, and there can be no assurance that its physician arrangements will be found to be in compliance with the Stark Legislation, as such law ultimately may be interpreted. In addition, the Company is subject to the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients, or the purchasing, leasing, ordering, or arranging for any goods, services or items for which payment can be made under Medicare, Medicaid or other federal health care programs. Possible sanctions for violation of the anti-kickback law include criminal penalties, civil money penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs.

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers' business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. The federal government has issued fraud alerts concerning home health services, the provision of medical services and supplies to skilled nursing facilities, and arrangements between hospices and nursing facilities; accordingly, these areas may come under closer scrutiny by the government. In addition, the Department of Health and Human Services Office of Inspector General and the Department of Justice have from time to time established enforcement initiatives focusing on specific billing practices or other suspected areas of abuse. Current initiatives include the appropriateness of therapy services provided to Medicare beneficiaries residing in skilled nursing facilities, appropriate cost allocation between the Medicare-certified and non-certified portions of the facility, billing for ancillary supplies, resident assessments and quality of care. The Health Insurance Portability and Accountability Act of 1996 (HIPPA), which became effective January 1, 1997, expands the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal health care program, and creates new enforcement mechanisms to combat fraud and abuse. The Budget Act also expands numerous health care fraud provisions. Furthermore, many states restrict certain business relationships between physicians and other providers of health care services, and some have enacted laws similar to the federal Stark Legislation and the anti-kickback law. In addition, some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. Although the Company has sought to structure its business relationships and transactions in compliance with these federal and state anti-remuneration laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of, and business transactions by, the Company. Failure to comply with such laws can result in civil money penalties, exclusion from the Medicare, Medicaid and other federal health care programs, and criminal convictions.

         Related Party Rule. Prior to the implementation of the prospective payment system for skilled nursing facilities (i.e., for cost reporting periods beginning prior to July 1, 1998), the Medicare program limited certain allowable costs for items and services provided by companies that are associated or affiliated with, have control of, or are controlled by, a Medicare provider. Many state Medicaid programs have adopted the same rule in determining costs that will be included in the payment rates. The Medicare program may consider Vitalink Pharmacy Services, Inc. and In Home Health, Inc. to be related parties with subsidiaries of the Company which are Medicare providers, and may consider certain subsidiaries of the Company to be related parties with other Company subsidiaries which are Medicare providers. Consequently, unless a provider qualifies for the exception to the related party rule, the Medicare program will only reimburse the provider for the cost incurred by the related party in providing products or services, rather than the related party's charge. An organization can qualify for an exception from the related party rule by meeting the following criteria: 1) the entities are bona fide separate organizations; 2) a substantial part of the supplying organization's business activity is conducted with non-related organizations and there is an open, competitive market for such services or products; 3) the services or products are commonly obtained by a provider from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by the providers; and 4) the charge to the provider is in line with the charge for such services and products in the open market and no more than the charge made under comparable circumstances to others. The Company believes that, to the extent the related party rule applies to it and its subsidiaries, the operations of its subsidiaries would qualify for the exception to the related party rule. There can be no assurance that the interpretation and application of the related party rule and the exception thereto by governmental authorities will result in the Company qualifying for the exception. The application of the Medicare related party rule could materially affect allowable payments to the Company's skilled nursing facilities for pre-July 1, 1998 cost reports.

         False Claim Regulation. False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under HIPPA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which is defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. Penalties for violations are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. Although the Company has sought to comply with such statutes, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of, and business transactions by, the Company.

Competitive Conditions

The Company's nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. The ability of the Company to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. In general, the Company seeks to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities, and the provision of specialized health care.

The Company also competes with a variety of other companies in providing assisted living services, rehabilitation therapy services and home health care services. Given the relatively low barriers to entry and continuing health care cost containment pressures in the assisted living industry, the

Company expects that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit the Company's ability to attract and retain residents, to maintain or increase resident service fees, or to expand its business.

Employees

As of December 31, 1999, the Company had approximately 52,000 full- and part-time employees. Approximately 5,600 of the employees are salaried and the remainder are paid on an hourly basis. Approximately 1,900 of the employees are members of labor unions.

ITEM 2. PROPERTIES

The principal properties of the Company and its subsidiaries, which are of material importance to the conduct of their business, consist of 346 long-term care centers located in 32 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. The Company believes that all of its centers have been well maintained and are suitable for the conduct of its business. For the year ended December 31, 1999, approximately 86 percent of the beds were utilized.

The following table shows the number and location of centers and beds operated by the Company as of December 31, 1999.

                                   Number of Centers
                                 --------------------
                                             Assisted
                                 Skilled      Living      Number of Beds
                                 -------      ------      --------------
         Pennsylvania               46            8            7,962
         Florida                    37           11            6,055
         Ohio                       43            4            5,876
         Illinois                   29            5            4,120
         Michigan                   26            1            3,490
         Texas                      19                         2,999
         Maryland                   13            7            2,493
         Wisconsin                  11                         1,395
         California                  9            1            1,388
         Indiana                     5            1            1,061
         Virginia                    6            1              978
         West Virginia               7                           940
         South Carolina              7                           911
         Oklahoma                    7                           826
         New Jersey                  4            3              676
         Washington                  4                           483
         Kansas                      3                           466
         New Mexico                  3                           455
         Missouri                    3                           430
         Iowa                        4                           406
         Delaware                    2            1              347
         Colorado                    2                           300
         Georgia                     2                           257
         North Dakota                2                           215
         Tennessee                   1                           211
         Kentucky                    1                           200
         Nevada                      1                           180
         Utah                        1                           140
         Arizona                     1                           120
         North Carolina              1                           120
         Connecticut                              2              116
         South Dakota                1                            99
                                   ---         ----           ------
                                   301           45           45,715
                                   ===          ===           ======

The Company owns 321 of these centers, leases 20, manages two and has partnerships in three centers. There are 45 assisted living facilities with a total of 4,019 beds. There are 19 properties subject to liens which encumber the properties in an aggregate amount of $59,330,000.

The Company leases space for its corporate headquarters in Toledo, Ohio. The Company also leases space for its outpatient therapy clinics and home health care offices. In addition, the Company owns one hospital in Texas.

ITEM 3. LEGAL PROCEEDINGS

On May 7, 1999, Genesis Health Ventures, Inc. ("Genesis") filed suit in federal district court in Delaware against the Company, its wholly owned subsidiary, Manor Care of America, Inc. (formerly known as Manor Care, Inc. ("Manor Care")), its Chief Executive Officer, Paul A. Ormond, and its Chairman, Stewart Bainum, Jr. (collectively, the "Delaware Defendants"). The complaint alleges that the Delaware Defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink"), an approximately 50 percent owned subsidiary of Manor Care, and that such alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that the Company's ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by Manor Care. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete. On June 10, 1999, Genesis filed an amended complaint that was substantively identical to the original complaint. On June 29, 1999, the Delaware Defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. That motion is presently pending before the court, and all matters have been stayed pending that motion. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

On August 27, 1999, Manor Care filed a separate action against Genesis concerning its 1998 acquisition of Vitalink. Manor Care's lawsuit charges Genesis with violations of Section 11 and Section 12 of the Securities Act of 1933, based upon Genesis' misrepresentations and/or misleading omissions in connection with Genesis' issuance of approximately $293 million of Genesis Preferred Stock as consideration to Manor Care for its approximately 50 percent interest in Vitalink. Manor Care seeks, among other things, compensatory damages and rescission voiding Manor Care's purchase of the Genesis Preferred Stock and requiring Genesis to return to Manor Care the consideration that it paid at the time of the Vitalink sale. On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. That motion is presently before the court, and all matters have been stayed pending that motion.

Additionally, on May 7, 1999, Vitalink, now known as Neighborcare Pharmacy Services, Inc. ("Neighborcare"), instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care and ManorCare Health Services, Inc. ("MHS") (collectively, the "Maryland Defendants") seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the Maryland Defendants have improperly sought to terminate certain Master Service Agreements ("MSAs") between Vitalink and MHS. Neighborcare also instituted arbitration proceedings (the "Arbitration") against the Maryland Defendants, seeking substantially the same relief as sought in the Maryland Action with respect to one of the MSAs at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, Neighborcare and the Maryland Defendants agreed: (i) to consolidate the Maryland Action into the Arbitration;
(ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; and (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration. Neighborcare has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. On June 15, 1999, the Respondents answered the Amended Demand, denying the material allegations therein. The Respondents have also asserted a counterclaim thereto. On January 14, 2000, the Respondents moved to dismiss certain claims in the Amended Demand. That motion is presently pending. The Company intends to vigorously defend the Arbitration. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

On July 26, 1999, Neighborcare filed an additional complaint in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, Inc. (a partnership between subsidiaries of Omnicare, Inc. and the Company) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's purported contractual rights under the MSAs. On October 4, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On November 12, 1999, the court stayed the matter pending the Arbitration. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

On December 22, 1999, Manor Care filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and Manor Care in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion is presently pending.

See the third and fourth paragraphs of the section "Commitments and Contingency" on page 26-27 under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed under the symbol "HCR" on the New York Stock Exchange which is the principal market on which the stock is traded.

The range of market prices by quarter in trading on the New York Stock Exchange for 1998 and 1999 is shown below.

                                                Low              High
                                                ---              ----
     1998
         First Quarter                        $36.4375         $47.8750
         Second Quarter                       $35.9375         $45.0625
         Third Quarter                        $23.5000         $43.1250
         Fourth Quarter                       $23.5000         $35.0000

     1999
         First Quarter                        $21.9375         $33.5000
         Second Quarter                       $22.0000         $30.2500
         Third Quarter                        $15.6875         $24.7500
         Fourth Quarter                       $12.7500         $21.2500

No cash dividends have been declared or paid on the common stock.

The number of shareholders of record on January 31, 2000 was 3,867. Approximately 79% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. The Company estimates that the shares attributed to these financial institutions represent the interests of more than 20,000 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

SIX-YEAR FINANCIAL HISTORY                        1999          1998          1997          1996          1995          1994
                                                  ----          ----          ----          ----          ----          ----
                                                                (In thousands, except per share and other data)
Results of Operations
Revenues                                       $2,135,345    $2,209,087    $2,228,534    $2,022,710    $1,660,230    $1,474,497
Expenses:
  Operating                                     1,685,059     1,715,575     1,760,923     1,598,826     1,295,242     1,143,627
  General and administrative                       89,743        96,017        99,881       100,971        93,637        75,563
  Depreciation and amortization                   114,601       119,223       112,723        99,165        76,594        66,945
  Provision for restructuring charge,
    merger expenses, asset impairment
    and other related charges                      14,787       278,261                      26,300
                                               ----------    ----------    ----------    ----------    ----------    ----------
                                                1,904,190     2,209,076     1,973,527     1,825,262     1,465,473     1,286,135
                                               ----------    ----------    ----------    ----------    ----------    ----------
Income from continuing operations before
  other income (expenses) and income taxes        231,155            11       255,007       197,448       194,757       188,362
Other income (expenses):
  Interest expense                                (54,082)      (46,587)      (56,805)      (47,799)      (34,193)      (36,662)
  Impairment of Genesis investment               (274,120)
  Equity in earnings of affiliated companies        1,729         5,376         2,806         1,500           531
  Net other income (expenses)                      (7,078)       16,635        23,289        11,353         8,019         1,985
  Interest income from advances to
    discontinued lodging segment                                               16,058        20,314        15,492        10,665
                                               ----------    ----------    ----------    ----------    ----------    ----------
  Net other expenses                             (333,551)      (24,576)      (14,652)      (14,632)      (10,151)      (24,012)
                                               ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations
  before income taxes                            (102,396)      (24,565)      240,355       182,816       184,606       164,350
Income taxes                                      (47,238)       21,597        85,064        64,177        66,025        64,452
                                               ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations       $  (55,158)   $  (46,162)   $  155,291    $  118,639    $  118,581    $   99,898
                                               ==========    ==========    ==========    ==========    ==========    ==========
Earnings per share -
Income (loss) from continuing operations:
  Basic                                            $(0.51)        $(.42)        $1.44         $1.10         $1.08          $.92
  Diluted                                          $(0.51)        $(.42)        $1.40         $1.06         $1.06          $.90
Manor Care of America, Inc. dividends
  per share                                                        $.04          $.09          $.09          $.09          $.09

Financial Position
Total assets                                   $2,280,866    $2,722,727    $2,568,368    $2,382,038    $2,005,366    $1,744,917
Long-term debt                                    687,502       693,180       751,281       731,346       474,353       372,920
Shareholders' equity                              980,037     1,199,168     1,163,029       994,690       999,303       878,316

Other Data (Unaudited)
Number of skilled and assisted living
  facilities                                          346           360           335           323           306           293

The financial results represent the combined results of HCR and Manor Care for all periods presented. See Note 1 to the consolidated financial statements for discussion of the periods combined for 1998 and 1997. For 1996, 1995 and 1994, HCR's financial information for the years ended December 31, 1996, 1995 and 1994 were combined with Manor Care's financial information for the 12 months ended November 30, 1996, year ended May 31, 1995 and year ended May 31, 1994, respectively.

The Company changed its method of accounting for its investment in In Home Health, Inc. (IHHI), effective January 1, 1998. See Note 2 to the consolidated financial statements for further discussion. Due to the deconsolidation of IHHI in 1998, the individual income statement line items are not comparative to prior years. However, there is no effect on income (loss) from continuing operations. IHHI's revenues of $109.7 million and $124.3 million for 1997 and 1996, respectively, and operating expenses of $125.6 million and $122.1 million for 1997 and 1996, respectively, continue to be included in the Company's financial results above. The Company invested in IHHI in October 1995, therefore, IHHI's results are not included in 1995 and 1994.

The decrease in shareholders' equity in 1996 is the result of the $167.3 million dividend of the discontinued lodging segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

On September 24, 1998, the shareholders of Health Care and Retirement Corporation (HCR) and the shareholders of the former Manor Care, Inc., now known as Manor Care of America, Inc. (Manor Care), separately approved the merger of Manor Care into a subsidiary of HCR, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares, and Manor Care stock options outstanding were converted into approximately 2.1 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. In accordance with the Merger Agreement, HCR Manor Care, Inc. changed its name to Manor Care, Inc. (the Company) on September 25, 1999. The merger has been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented. See Note 1 to the consolidated financial statements for further discussion.

The Company is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care, and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of the Company's business relates to skilled nursing care and assisted living. At December 31, 1999, the Company operated 301 skilled nursing facilities and 45 assisted living facilities in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical care, rehabilitation programs and/or Alzheimer's care programs. Some of the Company's assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment, while the Springhouse facilities serve the general assisted living population of frail elderly. These assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the needs of the elderly or Alzheimer's afflicted.

During the fourth quarter of 1998, the Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) to develop a broad-based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Key provisions of the alliance included the sale of 26 facilities and lease of two facilities to Alterra in 1999; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers.

Growth in the core business continued with the construction of new facilities. The table below details the number of skilled nursing and assisted living facilities and beds built or sold during the past three years. Some of the facilities sold to Alterra and the joint venture were not open at the time of sale and are not included below.

                                    1999                 1998                1997
                             Facilities    Beds   Facilities    Beds   Facilities   Beds
                             ----------    ----   ----------    ----   ----------   ----
Skilled nursing facilities
  Built/Acquired                  3         414        2         240       5         748
Assisted living facilities
  Built                          12         752       26       1,680       7         443
  Sold/Leased to others          31       2,602        2         185

The Company has developed an integrated health care network from acquisitions, investments and management agreements.

Heartland Rehabilitation Services, Inc., a wholly owned subsidiary, provides rehabilitation therapy in long-term care centers of the Company, other skilled centers, hospitals and outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The Company operated 82 outpatient clinics at December 31, 1999.

HCR Home Health Care and Hospice, Inc., a wholly owned subsidiary, specializes in all levels of home health, hospice care and rehabilitation therapy with offices located in Ohio, Michigan, Indiana, Illinois, Florida and Pennsylvania. This subsidiary had 33 offices at December 31, 1999.

The Company owns 41 percent of the common stock and all of the preferred stock of In Home Health, Inc. (IHHI). IHHI is a publicly traded company which provides a broad range of professional and support services to clients requiring medical and personal assistance in their homes. During 1998, the Company changed the accounting for its investment in IHHI. The investment was consolidated until the fourth quarter of 1998 when the Company changed to the equity method of accounting, retroactive to January 1, 1998. This change to the equity method resulted from the Second Preferred Stock Modification Agreement (the Agreement) between the Company and IHHI executed on December 22, 1998. Under the terms of the Agreement, the Company irrevocably waived the right of the preferred stock to vote on an as-if-converted basis along with the common stock, except with respect to certain protective rights. In consideration for the Company entering into the Agreement, IHHI waived the right to pay the 12 percent annual dividend on the preferred stock in the form of shares of common stock. IHHI has historically paid this dividend in cash, and as a result of the Agreement will continue to do so. The Agreement does not affect the voting rights of the common stock. As a result of the Agreement, the Company no longer has majority voting power with respect to the election of IHHI's board of directors.

MileStone Healthcare, Inc. (MileStone), a wholly owned subsidiary acquired in January 1997, is a provider of program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. These services were provided in 39 subacute and rehabilitation units at December 31, 1999.

The Company is the general partner and a limited partner of Mesquite Community Hospital, L.P.

which owns and operates Mesquite Community Hospital in Mesquite, Texas, a Dallas suburb. It is a general medical/surgical acute care hospital with 172 licensed beds.

Vision Management Services, Inc., a majority-owned subsidiary, and RVA Management Services, Inc., a wholly owned subsidiary, entered into long-term management contracts in 1996 and 1995 with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery. The Company receives a management fee equal to a percentage of operating income as defined by the agreements.

The Company owns approximately 90 percent of the common stock of Heartland Medical Information Services, Inc., a start-up medical transcription company which converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Changes in Medicare reimbursement affected the Company's results during 1998 and 1999. Under the Balanced Budget Act of 1997 (Budget Act), a new Medicare prospective payment system (PPS) commenced on July 1, 1998. The new payment system becomes effective for different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commenced at different dates for different nursing facilities. Although management believes that PPS will ultimately be a net positive for its skilled nursing business, the same may not be true for other businesses and customers of the Company. MileStone Healthcare, Inc. (MileStone) provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. MileStone lost certain contracts during the second and third quarters of 1998 that have not been replaced due to the impact of PPS on its customers. In addition, the Budget Act also had an unfavorable impact on the reimbursement for home health care companies due to an interim payment system
(IPS) which was effective October 1997 for IHHI and January 1998 for the Company's home health subsidiary. Under IPS, reimbursement rates were reduced as a result of revised rate ceilings combined with establishing an annual payment limitation per individual. As a result of IPS, the Company has been focusing on reducing its costs to offset the revenue reductions. PPS is scheduled to replace IPS for home health reimbursement in October 2000. However, a reduction in the base payment rate has been delayed by BBRA 99, as discussed below. The Company does not believe that the impact of PPS on its home health subsidiary will have a significant effect on the results of the Company. The Company's rehabilitation business also was affected due to reduced reimbursement from the April 1998 implementation of Medicare reimbursement ceilings for speech and occupational therapy salaries. See discussion of impairment charges in 1998 on these businesses below.

In November 1999, Congress passed the Medicare Balanced Budget Refinement Act (BBRA 99). The BBRA 99 redresses certain reductions in Medicare reimbursement resulting from the Budget Act. There are several provisions that will positively affect the Company primarily in the latter half of 2000. First, there is a temporary increase in the payment for certain high cost nursing home patients, for services provided from April 1, 2000 through September 30, 2000. This temporary increase may continue until such time as the Secretary of Health and Human Services implements a refined case mix system to better account for medically complex patients. Second, the federal per diem rates will be increased by an additional 4 percent per year for the 12 months ended September 30, 2001 and 2002. Third, for cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100 percent of the federal per diem rate. Fourth, certain specific services or items

(ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices) furnished on or after April 1, 2000 may be reimbursed in addition to the PPS per diem rate. Fifth, there is a two-year moratorium on the annual $1,500 therapy caps each for physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. Sixth, there is a delay in the reduction in the base payment level by 15 percent for the Company's home health business until October 2001.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues decreased $73.7 million or 3 percent from the prior year. Revenues from skilled nursing and assisted living facilities decreased $76.1 million or 4 percent due to decreases in rates ($64.9 million) and occupancy ($65.2 million) which were partially offset by an increase in capacity ($54.0 million).

The decline in rates was primarily attributable to transitioning onto the Medicare PPS in 1999. The occupancy level for all facilities including start-up facilities was 89 percent in 1998 compared to 86 percent in 1999. The occupancy for the Company's skilled nursing facilities declined from 89 percent in 1998 to 87 percent in 1999, reflecting a decline in Medicare patients and private pay patients over the last year. The growth in bed capacity was due to the timing of opening three skilled nursing and 12 assisted living facilities in 1999, and two skilled nursing and 26 assisted living facilities in 1998, partially offset by the divestiture of 31 assisted living facilities in 1999.

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations declined from 71 percent in 1998 to 67 percent in 1999. This decline was primarily a result of the decrease in Medicare rates and census due to the Medicare PPS, as well as a decline in private pay patients.

Operating expenses decreased $30.5 million or 2 percent compared to 1998. Operating expenses from skilled nursing and assisted living facilities decreased $31.2 million or 2 percent. By excluding the effect of start-up facilities in 1999 and 1998, operating expenses for the facilities decreased $28.1 million. The decrease was attributable to a decline in ancillary costs as the Company found alternate methods of service which resulted in lower costs. The decrease was partially offset by an increase in labor costs, primarily as a result of temporary staffing in certain markets.

General and administrative expenses decreased $6.3 million from the prior year. By excluding the net gains from the sale of assets in 1998, general and administrative expenses decreased $11.7 million for the same period as a result of synergies obtained from combining HCR and Manor Care. In 1998, a gain of $7.4 million from the sale of three former Manor Care corporate office buildings and a loss of $2.0 million from the sale of two Springhouse facilities were included in general and administrative expenses.

Depreciation decreased $2.2 million from the prior year due to the decline in depreciation from the sale of assets. Amortization decreased $2.4 million as a result of the write-down of assets in 1998.

The components of the restructuring charge, merger expenses, asset impairment and other charges for 1998 and 1999 consist of the following:

                                         Cash       1998        1998       Liability      1999      1999      Liability
                                       Non-cash    Charge     Activity    at 12/31/98    Charge   Activity   at 12/31/99
                                       --------    ------     --------    -----------    ------   --------   -----------
                                                                           (In thousands)
Manor Care planned spin-off:
     Employee benefits                 cash       $  5,917   $  (5,300)     $   617     $   219   $   (836)
     Transaction costs                 cash          6,805      (6,805)
     Write-down of assets              non-cash        778        (778)
                                                  --------   ---------      -------     -------   --------      ------
                                                    13,500     (12,883)         617         219       (836)
                                                  --------   ---------      -------     -------   --------      ------
HCR and Manor Care transaction:
     Employee benefits                 cash         41,028     (12,734)      28,294                (27,184)     $1,110
     Deferred compensation             non-cash     11,867     (11,867)
     Other exit costs                  cash          4,234                    4,234                 (3,314)        920
     Merger transaction costs          cash         21,122     (21,122)
     Write-down of assets              non-cash     56,468     (56,468)
                                                  --------   ---------      -------     -------   --------      ------
                                                   134,719    (102,191)      32,528                (30,498)      2,030
                                                  --------   ---------      -------     -------   --------      ------
Other costs:
     Amortization                      non-cash      7,863      (7,863)                  10,554    (10,554)
     Duplicate costs                   cash          5,725      (5,725)                   2,328     (2,328)
     Other                             cash          1,685        (685)       1,000                 (1,000)
Asset impairment unrelated to merger   non-cash    114,769    (114,769)                   1,686     (1,686)
                                                  --------   ---------      -------     -------   --------      ------
                                                   130,042    (129,042)       1,000      14,568    (15,568)
                                                  --------   ---------      -------     -------   --------      ------
     Total                                        $278,261   $(244,116)     $34,145     $14,787   $(46,902)     $2,030
                                                  ========   =========      =======     =======   ========      ======

In 1998, the Company recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. A component pertains to Manor Care's $13.5 million charge recorded in the second quarter in connection with its plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development business. As a result of the transaction with HCR, the separation of Manor Care's businesses did not occur.

Charges related to the transaction totaled $134.7 million. In connection with the merger, the Company developed a plan to integrate the businesses of both companies that included closing Manor Care's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring.

In 1999, the Company recorded a $14.8 million charge with the major portion relating to the amortization of Manor Care's software applications until the transition to HCR's applications. The liability outstanding relating to all restructuring and other charges is recorded in other accrued liabilities.

In Manor Care's planned spin-off of its non-health care businesses, a total of 208 employees were terminated. The employees did not receive a lump-sum severance payment upon termination, but rather received their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

In the transaction between HCR and Manor Care, the employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of Manor Care who received termination notices. A total of 364 employees left the Company as of December 31, 1998, but 269 employees continued to be paid their severance payments on a biweekly basis. The majority of the Manor Care employees remaining with the Company at December 31, 1998 had termination dates in the first quarter of 1999. At December 31, 1999, all but three employees who received termination notices had left the Company. The cash severance payments will continue through 2000. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertain to various lease agreements and hardware and software contracts that will be or have been terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

The Company identified two groups of assets that were impaired as a result of the merger. The Company has integrated the information systems of the companies, which resulted in the write-off of the net book value ($45.2 million) of Manor Care's computer hardware and software that was no longer being utilized by the Company as of December 31, 1998. Certain construction development project costs ($11.3 million), excluding the land value, have been abandoned due to a change in strategy.

The Company recorded other unusual costs as a result of the merger. The non-cash charge primarily related to the amortization of certain Manor Care software applications which were being used until the transition to HCR applications. The carrying value of the software was amortized over its estimated useful life ranging from six to nine months. Certain general and administrative costs of $5.7 million in 1998 and $2.3 million in 1999 represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

In 1998, the Company also recorded a charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. Management determined that MileStone's intangible assets with a net book value of $52.5 million were impaired based on the effects of changes in the Medicare reimbursement system discussed above and reduced the book value by $44.6 million to the assets' estimated fair value. The fair value was determined based on a multiple of projected annual earnings. The remaining useful life has been adjusted from 38 years to 18 years.

The asset impairment of the Company's home health businesses was also related largely to the Medicare reimbursement changes discussed above. Based on the impact of IPS in 1998 and the anticipated effects of PPS after October 2000, management determined that the expected future earnings does not support the carrying value of these assets. Therefore, the book value of the related goodwill was reduced by $22.0 million to zero in 1998. Its estimated fair value was determined based on a multiple of projected annual earnings.

Management determined that the fixed assets for five skilled nursing facilities and two assisted living facilities were impaired based on the carrying value exceeding the undiscounted cash flows. The skilled nursing facilities were generating negative cash flows, and the fixed assets were written off except for the land. The estimated fair value of the assisted living facilities was determined based on a multiple of projected annual earnings. The fixed assets of the skilled nursing and assisted living facilities had a carrying value of $23.8 million and were written down by $19.9 million in 1998.

The Company has three vision management businesses. The first business was a start-up business in 1995 which had $4.6 million in advances and $1.0 million in fixed assets. Since the business had not been able to generate cash flows to cover its expenses, the assets were written off in 1998. With the second business, the Company had advances of $1.5 million which were written down by $1.1 million in 1998. The third business had a 40-year management contract with a carrying value of $11.8 million. Based on a multiple of projected annual earnings, the estimated fair value was $3.4 million, and the remaining estimated useful life was reduced from 36 years to 16 years. The primary reason for the decrease in projected annual earnings was declining reimbursement.

Management determined that the intangible assets for six rehabilitation businesses were impaired based on the carrying value exceeding the undiscounted cash flows. The businesses were generating negative cash flows, and the Company had exhausted all measures to return the operations to a level of profitability. The book value of the related intangible assets was reduced by $8.4 million to zero carrying value in 1998.

Interest expense increased $7.5 million compared to the prior year due to an increase in average debt outstanding under the bank credit facilities and a decrease in the amount of interest capitalized for construction projects.

On April 26, 1998, Vitalink Pharmacy Services, Inc. (Vitalink) entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement that was consummated on August 28, 1998, Manor Care received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock (Series G Preferred Stock) valued at $293.1 million as consideration for all of its common stock of Vitalink. The Series G Preferred Stock bears cash dividends at the initial rate of 5.9375 percent. The Company accrued $5.8 million of dividend income in 1998 which was paid in 1999. The Company continued to accrue dividend income of $4.4 million each quarter in 1999. At December 31, 1999, Genesis had failed to pay dividends on the Series G Preferred Stock for four consecutive quarters. Upon a third-party valuation, the Company recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the basis of its Series G Preferred Stock investment by $274.1 million based on Genesis' inability to pay dividends and its current operating performance.

As a result of the non-payment of the cumulative dividends for four consecutive quarters, all future dividends will be payable in additional shares of Series G Preferred Stock valued at $500 per share until such time as all accrued and unpaid dividends are paid in full in cash. The Company does not plan to increase the value of its preferred stock for the additional shares of Series G Preferred Stock received in 2000.

Net other expense in 1999 included $12.4 million of start-up losses related to the Company's medical transcription business. Net other income in 1998 included $5.8 million of dividend income as discussed above.

The income taxes recorded in 1999 included the tax effects of the impairment of the Genesis investment and an adjustment of the Company's prior years' estimated tax liabilities. The income taxes recorded in 1998 included the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, some of which were not deductible for income tax purposes. The effective tax rate, excluding these items, was 39.5 percent in 1999 compared to 36.1 percent in 1998. The increase in the effective tax rate was due to a decline in the deductions for corporate-owned life insurance and the dividend received deduction as well as an increase in state and local income taxes.

During 1998, the Company recorded a gain of $99.8 million ($59.9 million after tax) from the conversion of Vitalink common stock to Genesis Series G Preferred Stock. The financial results of Vitalink were recorded as income from discontinued pharmacy operations for all periods presented.

During 1999, the Company sold assets for a net gain of $11.5 million after tax. The net gain was recorded as an extraordinary item as required after a business combination accounted for as a pooling of interests. The Company sold 26 facilities to Alterra for $154.5 million, realizing a gain of $6.1 million ($3.7 million after tax). The Company also exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain ($6.1 million after tax).

During 1998, the Company recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million ($19.0 million after tax). On September 25,1998, the Company repaid the outstanding debt under HCR's and Manor Care's prior credit arrangements. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The extraordinary loss primarily related to the termination of the swaps but also included the unamortized debt issue costs.

The Company believes that inflation has had no material impact on the results of operations.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

As explained in the overview, the Company changed the accounting for its investment in IHHI retroactive to January 1, 1998. In the table below, IHHI's financial results have been removed from 1997 to be comparative with 1998.

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

Revenues increased $90.2 million or 4 percent from the prior year. Revenues from skilled nursing and assisted living facilities increased $99.2 million or 5 percent due to increases in rates ($44.6 million), capacity ($51.7 million) and occupancy ($2.9 million). This increase was offset by a decrease in revenues primarily due to changes in reimbursement, as discussed in the overview, from the Company's ancillary businesses, such as MileStone, home health and rehabilitation.

There was a net increase of 1,500 beds during 1998. The occupancy level was 88 percent in 1997 compared to 89 percent in 1998. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations declined from 73 percent in 1997 to 71 percent in 1998.

Operating expenses increased $80.3 million or 5 percent compared to 1997. Operating expenses from skilled nursing and assisted living facilities increased $93.3 million or 6 percent which was attributable to expensing start-up costs in 1998 ($22.7 million), labor costs ($46.7 million) which included wages from increased bed capacity, and higher ancillary costs, bad debt expense and other general costs. During the fourth quarter of 1998, the Company elected to adopt Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. The cumulative effect of expensing the start-up costs capitalized as of January 1, 1998 was $9.4 million ($5.6 million after tax). During 1998, the Company expensed $22.7 million of start-up costs and reversed $4.9 million of amortized start-up costs included in depreciation and amortization. The operating expenses for the ancillary businesses decreased $13.0 million due to the changes in reimbursement, as discussed in the overview, and correspond to the decline in revenues.

General and administrative expenses decreased $3.0 million from the prior year. By excluding the net gains from the sale of assets, general and administrative expenses were constant as a result of reclassifying $5.7 million to the provision for restructuring charge, merger expenses, asset impairment and other related charges, as explained previously. In 1998, a gain of $7.4 million from the sale of three former Manor Care corporate office buildings and a loss of $2.0 million from the sale of two Springhouse facilities were included in general and administrative expenses. In 1997, a gain of $2.0 million from the sale of a former Manor Care corporate office building was included in general and administrative expenses.

Depreciation and amortization increased $9.5 million from the prior year. By excluding $2.9 million of start-up costs that were amortized in 1997 before the adoption of SOP 98-5, depreciation and amortization increased $12.4 million. The increase was primarily due to increases in property and equipment resulting from additions and renovations to existing facilities, as well as the completion of new construction projects during the past year.

Interest expense decreased $10.2 million compared to the prior year due to the retirement of $140.1 million of Manor Care's 9.5% Senior Subordinated Notes in November 1997. The Senior Subordinated Notes were redeemed at a price of 103.56 percent, and the premium paid on redemption was recorded as an extraordinary item of $3.2 million after taxes. The decline in the minority interest related to the removal of IHHI's minority interest due to the deconsolidation. Net other income increased from the prior year due to the $5.8 million dividend income related to the Series G Preferred Stock. Interest income from advances to discontinued lodging segment declined from the prior year due to the prepayment of $110.0 million and $115.7 million of indebtedness in the second quarter and fourth quarter of 1997, respectively.

The income taxes recorded for 1998 included the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, some of which were not deductible for income tax purposes. The effective tax rate, excluding these items, was 36.1 percent compared to 35.4 percent for 1997.

The Company had a loss from continuing operations of $46.2 million primarily due to the provision for restructuring charge, merger expenses, asset impairment and other related charges of $278.3 million ($213.5 million after tax).

The net income from discontinued pharmacy operations was significantly higher in 1997 due to the after-tax gain of $30.4 million from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc., in February 1997.

On November 20, 1997, a consensus was reached by the Emerging Issues Task Force regarding the reengineering costs (Issue 97-13), providing that all reengineering costs be expensed as incurred. As a result, in November 1997, Manor Care expensed $3.2 million of reengineering costs after taxes as the cumulative effect of a change in accounting principle.

The Company believes that inflation has had no material impact on the results of operations.

FINANCIAL CONDITION - DECEMBER 31, 1999 AND 1998

Property and equipment decreased $189.8 million in 1999 as a result of the sale of assets with a net book value of $248 million and depreciation expense of $109 million which was partially offset by additions to property and equipment of $167 million for new construction, and renovations and capital improvements to existing facilities.

Upon a third-party valuation, the Company reduced the basis of its investment in Genesis Series G Preferred Stock by $274.1 million in 1999 due to Genesis' inability to pay 1999 dividends and its current operating performance.

There was no valuation allowance related to the deferred tax assets at December 31, 1999 and 1998, as the assets could be realized through the reversal of existing taxable temporary differences.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor the impact of adoption.

CAPITAL RESOURCES AND LIQUIDITY

During 1999, the Company satisfied its cash requirements from a combination of cash generated from operating activities and proceeds from the sale of assets. The Company used the cash principally for capital expenditures and the purchase of the Company's common stock. Expenditures for property and equipment during 1999 consisted of $86.2 million for construction of new facilities and $80.3 million for renovation and capital improvements of existing facilities. The proceeds from the sale of assets of $263.9 million included the sale of the former Manor Care corporate headquarters ($24.5 million), 26 assisted living facilities to Alterra ($154.5 million) and 20 properties as part of the development joint venture with Alterra ($77.8 million). At December 31, 1999, the Company had a $44.5 million receivable related to the Alterra and joint venture transactions which is expected to be paid in the first half of 2000.

On May 4, 1999, the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000, and on February 8, 2000, the Board authorized an additional $100 million through December 31, 2001. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions. The Company purchased 8.7 million shares for $180.4 million in 1999.

The Company has a five-year, $500 million credit agreement (Five Year Agreement) and a 364-day, $200 million credit agreement (364 Day Agreement) with a group of banks, under which both the Company and Manor Care are borrowers. At December 31, 1999, outstanding borrowings of both companies aggregated $476.5 million under the Five Year Agreement and $179.0 million under the 364 Day Agreement - a total of $655.5 million. The Company plans to annually refinance the 364 Day Agreement. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $30.4 million.

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

COMMITMENTS AND CONTINGENCY

As of December 31, 1999, the Company had contractual commitments of $20.8 million relating to its internal and external construction program. The Company had total letters of credit of $49.2 million at December 31, 1999 that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 86 percent relate to recorded liabilities. The Company had obligations under non-cancelable operating leases totaling $80.8 million at December 31, 1999.

The Company, Alterra and the development joint venture have jointly and severally guaranteed a $200 million revolving credit agreement which matures September 30, 2002. The Company and Alterra each have a 50 percent interest in the development joint venture which is the 10 percent owner and managing owner or partner in the various project companies and partnerships which are entitled to borrow under the credit agreement. At December 31, 1999, there was $48 million of guaranteed debt outstanding under the revolving credit agreement. Funds are used to construct and support start-up working capital for the assisted living residences. The debt will be repaid upon sale of each facility, which will occur after the facility reaches break-even operating earnings.

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

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its upgrade of its infrastructure including hardware, operating systems and business applications. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Since inception of the project, the Company has incurred approximately $36.2 million ($3.8 million expensed and $32.4 million capitalized) through December 31, 1999. The Company does not expect to incur any additional costs related to this project. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

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

The Company had three interest rate swaps with a notional amount of $30.3 million at December 31, 1998 that effectively converted the Company's interest rate exposure from a floating rate operating lease on Manor Care's corporate headquarters to a fixed interest rate of 5.6 percent. In conjunction with exercising a purchase option and selling the headquarters in 1999, the Company terminated the interest rate swaps and recorded a $0.5 million gain as an extraordinary item along with the gain on the sale of the headquarters.

The following table provides information about the Company's significant interest rate risk at December 31:

                                                       1999                     1998
                                                       ----                     ----
                                                               Fair                    Fair
                                              Outstanding     Value    Outstanding     Value
                                              -----------     -----    -----------     -----
                                                           (In thousands)
Variable rate debt:
  364 Day Credit Agreement, matures
    September 2000 and 1999, interest at a
    Eurodollar based rate plus 1.00% and
    .40%, respectively                          $179,000    $179,000     $230,000    $230,000
  Five Year Credit Agreement, matures
    September 2003, interest at a
    Eurodollar based rate plus .50% and
    .40%, respectively                           476,500     476,500      476,000     476,000

Fixed rate debt:
  Senior Notes, due June 2006,
    interest rate at 7.5%                        150,000     143,020      150,000     154,773

Interest rate swaps - liability:
  Receive variable rate (5.25%) and
    pay fixed rate (5.60%), due August 2002                                               494

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP Independent Auditors                             30
Consolidated Balance Sheets                                                  31
Consolidated Statements of Operations                                        32
Consolidated Statements of Cash Flows                                        33
Consolidated Statements of Shareholders' Equity                              34
Notes to Consolidated Financial Statements                                   35
Supplementary Data (Unaudited) - Summary of Quarterly Results                59

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs and in 1997 the Company changed its method of accounting for business reengineering costs.

                                                           /s/ Ernst & Young LLP

Toledo, Ohio
February 2, 2000

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                      December 31,   December 31,
                                                          1999          1998
                                                      -----------    ----------
                                                        (In thousands, except
                                                            per share data)
ASSETS
Current assets:
  Cash and cash equivalents                           $    12,287    $   33,718
  Receivables, less allowances for
    doubtful accounts of $58,975 and
    $58,125, respectively                                 294,449       314,883
  Receivable from sale of assets                           44,467
  Prepaid expenses and other assets                        28,409        27,643
  Deferred income taxes                                    51,539        49,099
                                                      -----------    ----------
Total current assets                                      431,151       425,343

Net property and equipment                              1,550,507     1,740,326
Intangible assets, net of amortization
  of $13,513 and $10,023, respectively                     88,286        80,802
Investment in Genesis preferred stock                      19,000       293,120
Other assets                                              191,922       183,136
                                                      -----------    ----------
Total assets                                          $ 2,280,866    $2,722,727
                                                      ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    86,614    $  107,341
  Employee compensation and benefits                       52,376        60,976
  Accrued insurance liabilities                            35,870        26,313
  Income tax payable                                       14,906         7,587
  Other accrued liabilities                                33,266        72,534
  Revolving loans                                         179,000       230,000
  Long-term debt due within one year                        6,617         6,547
                                                      -----------    ----------
Total current liabilities                                 408,649       511,298

Long-term debt                                            687,502       693,180
Deferred income taxes                                     126,754       245,564
Other liabilities                                          76,608        72,422
Minority interest                                           1,316         1,095
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million
    shares authorized Common stock, $.01 par
    value, 300 million shares authorized,
    111.0 and 110.9 million shares issued                   1,110         1,109
  Capital in excess of par value                          358,958       356,333
  Retained earnings                                       798,068       841,726
                                                      -----------    ----------
                                                        1,158,136     1,199,168
  Less treasury stock, at cost (8.7 million shares)      (178,099)
                                                      -----------    ----------
Total shareholders' equity                                980,037     1,199,168
                                                      -----------    ----------
Total liabilities and shareholders' equity            $ 2,280,866    $2,722,727
                                                      ===========    ==========

                             See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Operations

                                                        Year ended December 31
                                                        ----------------------
                                                  1999           1998           1997
                                                  ----           ----           ----
                                                 (In thousands, except per share data)
Revenues                                       $2,135,345     $2,209,087     $2,228,534
Expenses:
  Operating                                     1,685,059      1,715,575      1,760,923
  General and administrative                       89,743         96,017         99,881
  Depreciation and amortization                   114,601        119,223        112,723
  Provision for restructuring charge,
    merger expenses, asset impairment
    and other related charges                      14,787        278,261
                                               ----------     ----------     ----------
                                                1,904,190      2,209,076      1,973,527
                                               ----------     ----------     ----------
Income from continuing operations before
  other income (expenses) and income taxes        231,155             11        255,007
Other income (expenses):
  Interest expense                                (54,082)       (46,587)       (56,805)
  Minority interest                                  (289)          (443)        13,245
  Impairment of Genesis investment               (274,120)
  Equity in earnings of affiliated companies        1,729          5,376          2,806
  Net other income (expense)                       (6,789)        17,078         10,044
  Interest income from advances to
    discontinued lodging segment                                                 16,058
                                               ----------     ----------     ----------
  Net other expenses                             (333,551)       (24,576)       (14,652)
                                               ----------     ----------     ----------
Income (loss) from continuing operations
  before income taxes                            (102,396)       (24,565)       240,355
Income taxes                                      (47,238)        21,597         85,064
                                               ----------     ----------     ----------
Income (loss) from continuing operations          (55,158)       (46,162)       155,291
Discontinued operations:
  Income from discontinued pharmacy
    operations (net of taxes of $7,256
    and $36,992, respectively)                                     8,044         41,209
  Gain on conversion of Vitalink stock
    (net of taxes of $39,908)                                     59,861
                                               ----------     ----------     ----------
Income (loss) before extraordinary item
  and cumulative effect                           (55,158)        21,743        196,500
Extraordinary item (net of taxes of $7,508,
  $12,690 and $2,150, respectively)                11,500        (19,036)        (3,216)
Cumulative effect of change in accounting
  principle (net of taxes of $3,759 and
  $2,115, respectively)                                           (5,640)        (3,173)
                                               ----------     ----------     ----------
Net income (loss)                              $  (43,658)    $   (2,933)    $  190,111
                                               ==========     ==========     ==========

Earnings per share - basic
  Income (loss) from continuing operations     $     (.51)    $     (.42)    $     1.44
  Income from discontinued operations
    (net of taxes)                                                   .62            .38
  Extraordinary item (net of taxes)                   .11           (.17)          (.03)
  Cumulative effect (net of taxes)                                  (.05)          (.03)
                                               ----------     ----------     ----------
  Net income (loss)                            $     (.41)*   $     (.03)*   $     1.76
                                               ==========     ==========     ==========
Earnings per share - diluted
  Income (loss) from continuing operations     $     (.51)    $     (.42)    $     1.40
  Income from discontinued operations
    (net of taxes)                                                   .62            .37
  Extraordinary item (net of taxes)                   .11           (.17)          (.03)
  Cumulative effect (net of taxes)                                  (.05)          (.03)
                                               ----------     ----------     ----------
  Net income (loss)                            $     (.41)*   $     (.03)*   $     1.71
                                               ==========     ==========     ==========
Weighted-average shares:
  Basic                                           107,627        108,958        108,159
  Diluted                                         107,627        108,958        110,881

*Doesn't add due to rounding

                             See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Cash Flows

                                                       Year ended December 31
                                                       ----------------------
                                                   1999         1998        1997
                                                   ----         ----        ----
                                                           (In thousands)
OPERATING ACTIVITIES
Net income (loss)                               $ (43,658)   $  (2,933)   $ 190,111
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Income from discontinued operations                          (67,905)     (41,209)
  Depreciation and amortization                   115,910      119,329      113,268
  Asset impairment and other non-cash charges      12,240      191,745
  Impairment of Genesis investment                274,120
  Provision for bad debts                          29,005       39,485       50,196
  Deferred income taxes                          (112,984)     (46,537)      41,586
  Net gain on sale of assets                      (18,963)      (6,545)      (2,058)
  Minority interest                                   289          443      (13,245)
  Equity in earnings of affiliated companies       (1,729)      (5,376)      (2,806)
Changes in assets and liabilities, excluding
  sold facilities and acquisitions:
   Receivables                                    (69,974)     (83,798)    (107,732)
   Prepaid expenses and other assets              (10,302)      23,956      (23,188)
   Liabilities                                    (36,844)     (26,461)     (32,696)
                                                ---------    ---------    ---------
Total adjustments                                 180,768      138,336      (17,884)
                                                ---------    ---------    ---------
Net cash provided by continuing operations        137,110      135,403      172,227
Net cash provided by (used in) discontinued
  operations                                                    17,836       (8,440)
                                                ---------    ---------    ---------
Net cash provided by operating activities         137,110      153,239      163,787
                                                ---------    ---------    ---------

INVESTING ACTIVITIES
Investment in  property and equipment            (166,503)    (295,578)    (223,876)
Investment in systems development                 (11,122)     (22,158)     (29,110)
Acquisitions                                       (9,229)      (9,841)     (98,381)
Proceeds from sale of assets                      263,941       24,137        6,680
(Advances to) payments from non-consolidated
  affiliates                                                    (2,799)     213,133
Decrease due to deconsolidation of subsidiary                  (13,948)
Other, net                                                      (6,847)       3,469
                                                ---------    ---------    ---------
Net cash provided by (used in) investing
  activities of continuing operations              77,087     (327,034)    (128,085)
Net cash used in investing activities of
  discontinued operations                                       (6,810)     (83,524)
                                                ---------    ---------    ---------
Net cash provided by (used in) investing
  activities                                       77,087     (333,844)    (211,609)
                                                ---------    ---------    ---------

FINANCING ACTIVITIES
Net borrowings (repayments) under bank
  credit agreements                               (50,500)     191,940      186,093
Principal payments of long-term debt               (6,712)      (6,788)     (47,064)
Payment of debentures                                                      (146,100)
Proceeds from exercise of stock options             1,954        3,120       11,894
Purchase of common stock for treasury            (180,370)      (4,838)     (47,707)
Dividends paid by Manor Care of America, Inc.                   (2,805)      (6,141)
                                                ---------    ---------    ---------
Net cash provided by (used in) financing
  activities of continuing operations            (235,628)     180,629      (49,025)
Net cash provided by (used in) financing
  activities of discontinued operations                        (11,026)      91,964
                                                ---------    ---------    ---------
Net cash provided by (used in) financing
  activities                                     (235,628)     169,603       42,939
                                                ---------    ---------    ---------
Net decrease in cash and cash equivalents         (21,431)     (11,002)      (4,883)
Net Manor Care of America, Inc. cash flows
  for December 1997                                             (3,213)
Cash and cash equivalents at beginning of
  period                                           33,718       47,933       52,816
                                                ---------    ---------    ---------
Cash and cash equivalents at end of period      $  12,287    $  33,718    $  47,933
                                                =========    =========    =========

                             See accompanying notes.

                                MANOR CARE, INC.
                 Consolidated Statements of Shareholders' Equity

                                                                 Capital                                             Total
                                             Common Stock       in Excess                    Treasury Stock          Share-
                                             ------------        of Par      Retained        --------------         holders'
                                           Shares     Amount      Value      Earnings      Shares      Amount       Equity
                                           ------     ------      -----      --------      ------      ------       ------
                                                                     (In thousands, except per share data)
Balance at January 1, 1997                114,831    $ 7,086    $ 450,900    $664,219      (6,864)   $(127,515)   $  994,690
  Purchase of treasury stock                                                               (1,493)     (48,104)      (48,104)
  Exercise of stock options                 1,037        113        9,018      (4,908)        512        8,980        13,203
  Tax benefit from restricted stock
    and exercise of stock options                                   7,504                                              7,504
  Net income                                                                  190,111                                190,111
  Dividend of discontinued lodging
    segment                                                                     7,151                                  7,151
  Manor Care of America, Inc.
    cash dividends ($.088 per share)                                           (6,141)                                (6,141)
  Other                                                             4,508         107                                  4,615
                                          -------    -------    ---------    --------     -------    ---------    ----------
Balance at December 31, 1997              115,868      7,199      471,930     850,539      (7,845)    (166,639)    1,163,029
  Adjustment to conform Manor
    Care of America, Inc.'s fiscal year         9                     121       4,627                                  4,748
  Issue and vesting of restricted stock       339          3       13,110                                             13,113
  Purchase of treasury stock                                                                 (369)     (16,056)      (16,056)
  Exercise of stock options                   218          6        2,138      (6,993)        577       10,742         5,893
  Tax benefit from restricted stock
    and exercise of stock options                                  34,997                                             34,997
  Net loss                                                                     (2,933)                                (2,933)
  Manor Care of America, Inc.
    cash dividends ($.044 per share)                                           (2,805)                                (2,805)
  Exchange of Manor Care of
    America, Inc. common stock and
    stock options for the Company's
    common stock                           (5,488)    (6,099)    (165,854)                  7,637      171,953
  Other                                                              (109)       (709)                                  (818)
                                          -------    -------    ---------    --------     -------    ---------    ----------
Balance at December 31, 1998              110,946      1,109      356,333     841,726                              1,199,168
  Purchase of treasury stock                                                               (8,793)    (181,268)     (181,268)
  Exercise of stock options                    87          1       (1,165)                    125        3,169        2,005
  Tax benefit from restricted stock
    and exercise of stock options                                   3,790                                              3,790
  Net loss                                                                    (43,658)                              (43,658)
                                          -------    -------    ---------    --------     -------    ---------    ----------
Balance at December 31, 1999              111,033    $ 1,110    $ 358,958    $798,068      (8,668)   $(178,099)   $  980,037
                                          =======    =======    =========    ========     =======    =========    ==========

                             See accompanying notes.

                                MANOR CARE, INC.
                   Notes to Consolidated Financial Statements

1.       BUSINESS COMBINATION AND BASIS OF PRESENTATION

On September 24, 1998, the shareholders of Health Care and Retirement Corporation (HCR) and the shareholders of the former Manor Care, Inc., now known as Manor Care of America, Inc. (Manor Care), separately approved the merger of Manor Care into a subsidiary of HCR, effective September 25, 1998. In accordance with the Amended and Restated Agreement and Plan of Merger (the Merger Agreement) dated June 10, 1998, each share of Manor Care common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares, and Manor Care stock options outstanding were converted into approximately 2.1 million shares of HCR common stock based on the option pricing formula defined in the Merger Agreement. As a result of the transaction, Manor Care became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. In accordance with the Merger Agreement, HCR Manor Care, Inc. changed its name to Manor Care, Inc. (the Company) on September 25, 1999.

The merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented. The historical financial information of Manor Care (previously reported on fiscal years ending May 31) has been restated. As of January 1, 1998, Manor Care's historical financial information has been restated to conform with HCR's quarterly and annual reporting periods for 1998. For 1997, Manor Care's historical financial information for the 12 months ended November 30, 1997 was combined with HCR's annual reporting period ended December 31, 1997. Due to the different fiscal year ends, Manor Care's results for the month of December 1997 are not included in the restated financial statements for 1998 or 1997. For December 1997, Manor Care had revenues of $113.7 million, operating expenses of $90.8 million, income from continuing operations of $6.1 million, net income of $6.0 million and cash dividends of $1.4 million.

Summarized results of the separate companies through September 30, 1998 follow:


                                                                      Manor              Charge
                                                         HCR          Care            (see Note 3)    Consolidated
                                                         ---          ----            ------------    ------------
                                                                           (In thousands)
Nine months ended September 30, 1998
         Revenues                                     $683,072       $970,856                         $1,653,928
         Income (loss) from continuing operations       59,979         63,798          $(197,621)        (73,844)
         Net income (loss)                              59,979        126,063           (216,657)        (30,615)
         Other changes in shareholders' equity           1,567          (244)                              1,323
Year ended December 31, 1997
         Revenues                                      891,963      1,336,571                          2,228,534
         Income from continuing operations              70,121         85,170                            155,291
         Net income                                     70,121        119,990                            190,111
         Other changes in shareholders' equity        (29,149)          7,377                            (21,772)

2.       ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical care, rehabilitation therapy, home health care and management services for subacute care, rehabilitation therapy, vision care and eye surgery. The most significant portion of the Company's business relates to skilled nursing care and assisted living, operating 346 centers in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. The Company provides rehabilitation therapy in nursing centers of its own and others, and in 82 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 33 offices located in six states.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As a result of Manor Care's spin-off of its lodging operations in 1996 and the merger of Vitalink Pharmacy Services, Inc. (Vitalink) with and into Genesis Health Ventures, Inc. (Genesis) in 1998, the accompanying consolidated financial statements reflect the lodging and pharmacy segments as discontinued operations. Significant intercompany accounts and transactions have been eliminated in consolidation, except for advances to the discontinued lodging segment and the related interest income.

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company's investments in, advances to and guarantees for the investee. The Company's 41 percent ownership interest in In Home Health, Inc.
(IHHI) and its ownership interest in certain partnerships are recorded under the equity method.

During 1998, the Company changed the accounting for its investment in IHHI. The Company owns 41 percent of the common stock and all of the preferred stock of IHHI. The investment was consolidated until the fourth quarter of 1998 when the Company changed to the equity method of accounting, retroactive to January 1, 1998. The change to the equity method resulted from the Second Preferred Stock Modification Agreement (the Agreement) between the Company and IHHI executed on December 22, 1998. Under the terms of the Agreement, the Company irrevocably waived the right of the preferred stock to vote on an as-if-converted basis along with the common stock, except with respect to certain protective rights. In consideration for the Company entering into the Agreement, IHHI waived the right to pay the 12 percent annual dividend on the preferred stock in the form of shares of common stock. IHHI has historically paid this dividend in cash, and as a result of the Agreement will continue to do so. The Agreement does not affect the voting rights of the common stock. As a result of the Agreement, the Company no longer has majority voting power with respect to the election of IHHI's board of directors.

The Company has controlling investments in certain entities which are not wholly owned. Amounts reflected as minority interest represent the minority owners' share of income in these entities. Minority interest liability represents the cumulative minority owners' share of income in these entities.

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

RECEIVABLES AND REVENUES
Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by management to be the net realizable value. See Note 7 for further discussion.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally three to 20 years for equipment and furnishings and 10 to 40 years for buildings and improvements.

Direct incremental costs are capitalized for major development projects and are amortized over the lives of the related assets. The Company capitalizes interest on borrowings applicable to facilities in progress.

INTANGIBLE ASSETS
Goodwill and other intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from five to 15 years for non-compete agreements, 20 to 40 years for management contracts and 20 to 40 years for goodwill. Deferred financing costs are amortized to interest expense over the life of the related borrowings, using the interest method.

INVESTMENT
The Company's investment in Genesis preferred stock is recorded at cost. Unrealized losses that are other than temporary are recognized in net income. See Note 6 for further discussion.

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

SYSTEMS DEVELOPMENT COSTS
Costs incurred for systems development include direct payroll and consulting costs. These costs are capitalized and are amortized over the lesser of the estimated useful lives of the related systems or 10 years.

Prior to November 1997, the Company capitalized and amortized its business process reengineering costs related to its system projects. On November 20, 1997, a consensus was reached by the Emerging Issues Task Force regarding business process reengineering costs (Issue 97-13), providing that all reengineering costs be expensed as incurred. As a result, in November 1997, the Company changed its accounting policy and expensed $3.2 million of reengineering costs (net of taxes) as the cumulative effect of a change in accounting principle.

START-UP COSTS
Prior to 1998, the Company capitalized start-up costs and amortized the costs over two years. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. In the fourth quarter of 1998, the Company elected to adopt SOP 98-5 as of January 1, 1998. The cumulative effect of expensing all capitalized start-up costs as of January 1 was $9.4 million, or $5.6 million after tax.

INVESTMENT IN LIFE INSURANCE
Investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, which includes premiums and interest on cash surrender borrowings, net of all increases in cash surrender values, is included in operating expenses.

INTEREST RATE SWAPS
The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is associated with all or a portion of the principal balance and term of a specific obligation. These agreements involve the exchange of payments based on a fixed interest rate for payments based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the associated debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation and its associated interest rate swap, any realized or unrealized gain or loss from the swap is recognized in income coincident with the extinguishment gain or loss.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred $9.5 million, $20.3 million and $12.7 million in advertising costs for the years ended December 31, 1999, 1998 and 1997, respectively.

TREASURY STOCK
The Company records the purchase of its common stock for treasury at cost. The treasury stock is reissued on a first-in, first-out method. If the proceeds from reissuance of treasury stock exceed the cost of the treasury stock, the gain is recorded in capital in excess of par value. If the cost of the treasury stock exceeds the proceeds from reissuance of the treasury stock, the loss is first charged against any gains previously recorded in capital in excess of par value and any remainder is charged to retained earnings.

STOCK-BASED COMPENSATION
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options.

EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing net income (income available to common shareholders) by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to basic EPS except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company include shares issuable upon exercise of the Company's non-qualified stock options and restricted stock that has not vested.

NEW ACCOUNTING STANDARD
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not determined when it will adopt this Statement nor the impact of adoption.

RECLASSIFICATIONS
Certain reclassifications affecting income taxes have been made in the 1998 financial statements to conform with the 1999 presentation.

3.       RESTRUCTURING CHARGE, MERGER EXPENSES, ASSET IMPAIRMENT AND OTHER
         CHARGES

The components of the restructuring charge, merger expenses, asset impairment and other charges for 1998 and 1999 consist of the following:


                                        Cash        1998       1998      Liability     1999      1999     Liability
                                      Non-cash     Charge    Activity   at 12/31/98   Charge   Activity  at 12/31/99
                                                                      (In thousands)
Manor Care planned spin-off:
     Employee benefits                cash         $5,917    $(5,300)      $617        $219      $(836)
     Transaction costs                cash          6,805     (6,805)
     Write-down of assets             non-cash        778       (778)
                                                 --------  ---------     -------    -------   --------    ------
                                                   13,500    (12,883)       617         219       (836)
                                                 --------  ---------     -------    -------   --------    ------
HCR and Manor Care transaction:
     Employee benefits                cash         41,028    (12,734)    28,294                (27,184)   $1,110
     Deferred compensation            non-cash     11,867    (11,867)
     Other exit costs                 cash          4,234                 4,234                 (3,314)      920
     Merger transaction costs         cash         21,122    (21,122)
     Write-down of assets             non-cash     56,468    (56,468)
                                                 --------  ---------     -------    -------   --------    ------
                                                  134,719   (102,191)    32,528                (30,498)    2,030
                                                 --------  ---------     -------    -------   --------    ------

Other costs:
     Amortization                     non-cash      7,863     (7,863)                10,554    (10,554)
     Duplicate costs                  cash          5,725     (5,725)                 2,328     (2,328)
     Other                            cash          1,685       (685)     1,000                 (1,000)
Asset impairment unrelated to merger  non-cash    114,769   (114,769)                 1,686     (1,686)
                                                 --------  ---------     -------    -------   --------    ------
                                                  130,042   (129,042)     1,000      14,568    (15,568)
                                                 --------  ---------     -------    -------   --------    ------
     Total                                       $278,261  $(244,116)    $34,145    $14,787   $(46,902)   $2,030
                                                 ========  =========     =======    =======   ========    ======


In 1998, the Company recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. A component pertains to Manor Care's $13.5 million charge recorded in the second quarter in connection with its plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development business. As a result of the transaction with HCR, the separation of Manor Care's businesses did not occur.

Charges related to the transaction totaled $134.7 million. In connection with the merger, the Company developed a plan to integrate the businesses of both companies that included closing Manor Care's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring.

In 1999, the Company recorded a $14.8 million charge with the major portion relating to the amortization of Manor Care's software applications until the transition to HCR's applications. The liability outstanding relating to all restructuring and other charges is recorded in other accrued liabilities.

In Manor Care's planned spin-off of its non-health care businesses, a total of 208 employees were terminated. The employees did not receive a lump-sum severance payment upon termination, but rather received their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

In the transaction between HCR and Manor Care, the employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of Manor Care who received termination notices. A total of 364 employees left the Company as of December 31, 1998, but 269 employees continued to be paid their severance payments on a biweekly basis. The majority of the Manor Care employees remaining with the Company at December 31, 1998 had termination dates in the first quarter of 1999. At December 31, 1999, all but three employees who received termination notices had left the Company. The cash severance payments will continue through 2000. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertained to various lease agreements and hardware and software contracts that will be or have been terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

The Company identified two groups of assets that were impaired as a result of the merger. The Company has integrated the information systems of the companies, which resulted in the write-off of the net book value ($45.2 million) of Manor Care's computer hardware and software that was no longer being utilized by the Company as of December 31, 1998. Certain construction development project costs ($11.3 million), excluding the land value, have been abandoned due to a change in strategy.

The Company recorded other unusual costs as a result of the merger. The non-cash charge primarily related to the amortization of certain Manor Care software applications which are being used until the transition to HCR applications. The carrying value of the software is being amortized over its estimated useful life ranging from six to nine months. Certain general and administrative costs of $5.7 million in 1998 and $2.3 million in 1999 represented salaries and benefits for employees performing duplicative services in Toledo or Gaithersburg.

In 1998, the Company also recorded a charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. The charge of $114.8 million consisted of a majority of the goodwill related to the Company's program management service business, all of the goodwill related to the Company's home health businesses, the intangible assets related to six of the Company's rehabilitation businesses, a majority of the fixed assets related to seven facilities and certain assets relating to the Company's vision management businesses. A significant feature of the Company's evaluation is the evolving impact of the Balanced Budget Act of 1997 (Budget Act) under which a new Medicare prospective payment system (PPS) commenced on July 1, 1998 and an interim payment system (IPS) for home health businesses commenced on October 1, 1997 for the Company. PPS is scheduled to replace IPS for home health reimbursement in October 2000. These new reimbursement systems have had an unfavorable impact on the program management service, home health and vision management businesses, resulting in an impairment loss. The write-off of the facility fixed assets and the rehabilitation company intangible assets resulted from specific entities which were not generating cash flow despite efforts by the Company to return the operations to a level of profitability. The estimated fair value of the impaired assets was based on a multiple of projected annual earnings.

4.       ACQUISITIONS/DIVESTITURES

The Company paid $9.2 million, $9.8 million and $68.4 million in 1999, 1998 and 1997, respectively, for the acquisition of rehabilitation therapy businesses, skilled nursing centers and management services agreements. The acquisitions were accounted for under the purchase method of accounting. Certain of these acquisition agreements contain a provision for additional consideration contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $26.0 million and will, if earned, be paid over the next three years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses are included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in 1999, 1998 and 1997. The Company also acquired 1.5 million shares of Vitalink Pharmacy Services, Inc. common stock for $30.0 million in 1997.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance include the sale of 26 centers and the lease of two centers to Alterra in 1999 and the creation of a joint venture to develop and construct specialized assisted living residences in the Company's core markets. In 1999, the Company completed the sale of 26 facilities for $154.5 million, realizing a gain of $6.1 million ($3.7 million after tax). As part of the development joint venture, the Company contributed 20 facilities to various project companies or partnerships of which the joint venture has a 10 percent equity interest. The facilities had a net book value of $77.8 million, and the Company recognized no gain or loss on the sale. At December 31, 1999, there was a $44.5 million receivable related to the Alterra and joint venture transactions.

During 1999, the Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain ($6.1 million after tax). The gains on asset sales in 1999 have all been recorded as extraordinary items as required after a business combination accounted for as a pooling of interests.

During 1998, the Company sold two assisted living facilities for $4.7 million and three corporate office buildings for $16.5 million. During 1997, the Company sold one corporate office building for $6.7 million.

5.       DISCONTINUED LODGING OPERATIONS

On November 1, 1996, Manor Care completed the spin-off of its lodging segment. Manor Care's shareholders of record on October 10, 1996 received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock.

Manor Care recorded interest income of $16.1 million in 1997 related to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets. Total advances amounted to $225.7 million which were prepaid in full in 1997.

6.       DISCONTINUED PHARMACY OPERATIONS

Subsidiaries of Manor Care owned approximately 50 percent of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement, on August 28, 1998, Manor Care received .045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (Series G Preferred Stock) for each share of Vitalink common stock. Manor Care received 586,240 preferred shares valued at $293.1 million as consideration for all of its common stock of Vitalink. As a result of the conversion of stock, Manor Care recorded a gain of $99.8 million ($59.9 million after tax). Accordingly, the Vitalink results are reported as discontinued operations for all periods presented.

The Series G Preferred Stock bears cash dividends at an initial annual rate of
5.9375 percent. The Company accrued $5.8 million of dividend income in 1998 which was paid in 1999. The Company continued to accrue dividend income of $4.4 million each quarter in 1999. At December 31, 1999, Genesis had failed to pay dividends on the Series G Preferred Stock for four consecutive quarters. Based on Genesis' inability to pay dividends and its current operating performance, the Company recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the basis of its $293.1 million investment by $274.1 million.

As a result of the non-payment of the cumulative dividends for four consecutive quarters, all future dividends will be payable in additional shares of Series G Preferred Stock valued at $500 per share, and the holders of Series G Preferred Stock are entitled to elect two additional directors to the Genesis board until such time as all accrued and unpaid dividends are paid in full in cash. Series G Preferred Stock holders are initially entitled to 13.441 votes per share of Series G Preferred Stock, and will vote together with the holders of Genesis common stock and as a separate class on matters as to which the Pennsylvania Business Corporation Law requires a separate class vote.

At the option of Manor Care, each share of Series G Preferred Stock is convertible at any time into Genesis common stock at a conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may, under certain circumstances, force conversion of the Series G Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect to the Series G Preferred Stock as of the date of the conversion.

The revenues, income from discontinued pharmacy operations before income taxes and net income from discontinued pharmacy operations for the years ended December 31, 1998 and 1997 were as follows:

                                                                                  1998             1997
                                                                                  ----             ----
                                                                                      (In thousands)

Revenues (a)                                                                    $381,075          $432,834
Income from discontinued pharmacy
  operations before income taxes (b)                                              15,300            78,201
Net income from discontinued pharmacy
  operations                                                                       8,044            41,209
Gain on conversion of Vitalink stock
  (net of taxes)                                                                  59,861

(a) Includes sales to Manor Care's skilled nursing and assisted living facilities of $31,828 and $44,599 for the years ended December 31, 1998 and 1997, respectively

(b) Income from discontinued pharmacy operations before income taxes for 1997 includes a $50.3 million pretax gain resulting from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc., in February 1997.

7.       REVENUES

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totalled $1.1 billion, $1.1 billion and $1.2 billion for the years ended December 31, 1999, 1998 and 1997, respectively. In 1996, the Health Care Financing Administration issued a modification to regulations governing the treatment of interest expense and investment income offsets for Medicare reimbursement purposes. As a result of the modification, the Company recognized revenues of $20.0 million in 1997, which had been reserved in prior years. Medicare and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $9.6 million payable and $6.4 million receivable at December 31, 1999 and 1998, respectively. There were no non-governmental receivables which represented amounts in excess of 10 percent of total receivables at December 31, 1999 and 1998.

Revenues for certain health care services are as follows:

                                                               1999              1998             1997
                                                               ----              ----             ----
                                                                            (In thousands)

Skilled and assisted living services                         $1,911,720       $1,987,815        $1,888,578
Rehabilitation services                                          63,767           70,522            72,645
Home health services                                             61,062           48,416           168,209
Other services                                                   98,796          102,334            99,102
                                                             ----------       ----------        ----------
                                                             $2,135,345       $2,209,087        $2,228,534
                                                             ==========       ==========        ==========

8.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                1999              1998
                                                                ----              ----
                                                                   (In thousands)

Land and improvements                                          $217,457       $  179,481
Buildings and improvements                                    1,473,425        1,615,366
Equipment and furnishings                                       347,455          369,752
Capitalized leases                                               31,329           32,293
Construction in progress                                         77,232          125,724
                                                           ------------       ----------
                                                              2,146,898        2,322,616
Less accumulated depreciation                                   596,391          582,290
                                                            -----------      -----------
Net property and equipment                                   $1,550,507       $1,740,326
                                                             ==========       ==========


Depreciation expense, including amortization of capitalized leases, amounted to $108.5 million, $110.8 million and $96.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated depreciation includes $10.8 million and $9.2 million at December 31, 1999 and 1998, respectively, relating to capitalized leases.

9.       DEBT

Debt consists of the following at December 31:

                                                                1999              1998
                                                                ----              ----
                                                                    (In thousands)
Five Year Agreement                                            $476,500         $476,000
364 Day Agreement                                               179,000          230,000
Senior Notes, net of discount                                   149,615          149,555
Mortgages and other notes                                        61,135           68,014
Capital lease obligations (see Note 11)                           6,869            6,158
                                                               --------         --------
                                                                873,119          929,727
Less:
364 Day Agreement                                               179,000          230,000
Amounts due within one year                                       6,617            6,547
                                                              ---------        ---------
Long-term debt                                                 $687,502         $693,180
                                                               ========         ========


Concurrent with the merger, a five-year, $500 million credit agreement (Five Year Agreement) and a 364-day, $300 million credit agreement (364 Day Agreement) were established with a group of banks, under which both the Company and Manor Care are borrowers. The credit agreements were established to repay borrowings of HCR and Manor Care under prior credit arrangements, as discussed below, to provide additional credit capacity for future developments and to provide credit back-up for the issuance of commercial paper. The credit agreements contain various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

The Company's $300 million credit agreement, which matured September 24, 1999, was amended and now provides for a $200 million credit agreement (364 Day Agreement). Loans under the amended 364 Day Agreement, which mature September 22, 2000, bear interest at variable rates that reflect, at the election of the Company, either the agent bank's base lending rate or an increment over Eurodollar indices of .50 percent to 1.275 percent, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provides for a fee on the total amount of the facility, ranging from .125 percent to .225 percent, depending on the performance of the same ratio.

Loans under the Five Year Agreement, which mature September 24, 2003, bear interest at variable rates that reflect, at the election of the Company, the agent bank's base lending rate, rates offered by any of the participating banks under bid procedures or an increment over Eurodollar indices of .15 percent to
 .50 percent, depending on the quarterly performance of a key ratio. In addition to direct borrowings, the Five Year Agreement may be used to support the issuance of up to $100 million of letters of credit. The Five Year Agreement also provides for a fee on the total amount of the facility, ranging from .125 percent to .25 percent, depending on the performance of the same key ratio.

Whenever the aggregate utilization of both credit facilities exceeds $350 million, an additional fee of .05 percent is charged on loans due under the Five Year Agreement and an additional fee ranging from .10 percent to .125 percent is charged on loans under the 364 Day Agreement, based on the performance of a key ratio. The average interest rate on loans under the Five Year and 364 Day Credit Agreements was 6.64 percent at December 31, 1999, excluding the fee on the total facility. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $30.4 million.

The Company, Alterra and the development joint venture have jointly and severally guaranteed a $200 million revolving credit agreement, which matures September 30, 2002. The Company and Alterra each have a 50 percent interest in the development joint venture which is the 10 percent owner and managing owner or partner in the various project companies and partnerships which are entitled to borrow under the credit agreement. At December 31, 1999, there was $48 million of guaranteed debt outstanding under the revolving credit agreement. Funds are used to construct and support start-up working capital for assisted living residences. The debt will be repaid upon sale of each facility, which will occur after the facility reaches break-even operating earnings.

On September 25, 1998, the Company repaid $264 million outstanding under HCR's prior credit agreement and $325 million on Manor Care's prior credit arrangements. The repayment of the prior credit facilities was accounted for as an early extinguishment of debt. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of Manor Care's debt. The loss on terminating the swaps along with the unamortized debt issue costs was recorded as an extraordinary item that totaled $31.7 million ($19.0 million after tax).

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

In November 1997, Manor Care redeemed all outstanding 9.5% Senior Subordinated Notes at a redemption price of 103.56 percent with the proceeds of borrowings under Manor Care's prior credit facility. Manor Care recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

Interest rates on mortgages and other long-term debt ranged from 3.47 percent to
11.58 percent. Maturities range from 2000 to 2019. Owned property with a net book value of $121.9 million was pledged or mortgaged. Interest paid on all debt amounted to $56.4 million, $47.1 million and $56.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capitalized interest costs amounted to $3.2 million, $8.6 million and $4.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Debt maturities for the five years subsequent to December 31, 1999 are as follows: 2000 - $185.6 million; 2001 - $5.7 million; 2002 - $5.9 million; 2003 -
$485.4 million and 2004 - $3.7 million.

10.    INTEREST RATE HEDGE

Historically, the Company entered into multiple interest rate swap agreements to hedge its exposure to fluctuations in interest rates on certain long-term debt and operating leases. At December 31, 1999, there were no interest rate swap agreements outstanding. In conjunction with exercising a purchase option and selling the Manor Care corporate headquarters in 1999, the Company terminated three interest rate swaps with a total notional principal amount of $30.3 million. The gain of $0.5 million on terminating the swaps was recorded as an extraordinary item along with the gain on the sale of the building.

In conjunction with the repayment of Manor Care's prior credit arrangements in September 1998, Manor Care terminated three interest rate swaps with a notional principal amount of $350.0 million, resulting in a $31.3 million cash loss. The loss on terminating the swaps was recorded as an extraordinary item along with the unamortized debt issue costs. These agreements effectively converted Manor Care's interest rate exposure on certain floating rate debt to a weighted-average fixed rate of 6.53 percent.

In conjunction with the June 1996 issuance of $150.0 million of 7.5% Senior Notes, Manor Care also entered into a series of interest rate swap and treasury lock agreements having a total notional principal amount of $150.0 million. Agreements with a total notional principal amount of $100.0 million were terminated concurrent with the pricing of the notes offering on May 30, 1996 with a $2.7 million cash gain. The remaining agreement, with a total notional principal amount of $50.0 million, was terminated on October 23, 1996 with a $1.4 million cash gain. The gains on the termination of the agreements have been deferred and are being amortized against interest expense over the life of the 7.5% Senior Notes, effectively reducing the interest rate on the notes to 7.1 percent.

11.      LEASES

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options, and the Company's headquarters lease includes a residual guarantee of $22.8 million. Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 1999 are as follows:


                                                              Operating           Capital
                                                                Leases            Leases
                                                                     (In thousands)

2000                                                           $ 12,654            $ 728
2001                                                             10,289              643
2002                                                              9,535              648
2003                                                              8,929              650
2004                                                              3,134              610
Later years                                                      36,287           13,050
                                                                -------           ------
Total minimum lease payments                                    $80,828           16,329
                                                                =======

Less amount representing interest                                                  9,460
                                                                                  ------
Present value of net minimum
   lease payments (included in
   long-term debt - see Note 9)                                                  $ 6,869
                                                                                 =======


Rental expense was $17.8 million, $18.0 million and $22.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

12.      INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                1999              1998             1997
                                                                ----              ----             ----
                                                                              (In thousands)
Current:
  Federal                                                       $51,865          $58,885           $37,436
  State and local                                                15,641            9,249             6,042
                                                                -------          -------           -------
                                                                 67,506           68,134            43,478

Deferred:
  Federal                                                       (93,983)         (39,782)           35,188
  State and local                                               (20,761)          (6,755)            6,398
                                                              ---------         --------           -------
                                                               (114,744)         (46,537)           41,586
                                                               --------         --------            ------
Provision (benefit) for income taxes from
  continuing operations                                         (47,238)          21,597            85,064
Provision for income taxes from
  discontinued operations                                                         47,164            36,992
Provision (benefit) for income taxes from
  extraordinary items                                             7,508          (12,690)           (2,150)
Benefit for income taxes from cumulative
  effect of change in accounting principle                                        (3,759)           (2,115)
                                                               --------          -------          --------
Total provision (benefit) for income taxes                     $(39,730)         $52,312          $117,791
                                                               ========          =======          ========


The reconciliation of the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes to the provision (benefit) for income taxes from continuing operations is as follows:


                                                                1999              1998             1997
                                                                ----              ----             ----
                                                                             (In thousands)
Income taxes (benefit) computed at statutory rate              $(35,839)         $(8,598)          $84,124
Differences resulting from:
  Write-off of non-deductible goodwill                                            22,028
  Non-deductible transaction costs                                                 7,217
  State and local income taxes                                   (3,328)           1,621             8,086
  Non-deductible compensation                                     1,870            2,028
  Exclusion of dividends received                                  (588)          (2,093)             (672)
  Jobs tax credits                                               (1,520)          (1,484)             (765)
  Corporate-owned life insurance                                   (163)          (1,079)           (6,455)
  Unrealized losses of subsidiary                                 4,340
  Adjustment to prior years' estimated tax liabilities          (11,653)
  Other                                                            (357)           1,957               746
                                                               --------       ----------            ------
Provision (benefit) for income taxes from
  continuing operations                                        $(47,238)         $21,597           $85,064
                                                               ========          =======           =======

The Internal Revenue Service has examined the Company's federal income tax returns for all years through May 31, 1995 for Manor Care and through December 31, 1996 for HCR. The years have been closed through May 31, 1995 for Manor Care and through December 31, 1992 for HCR. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:


                                                                1999              1998
                                                                ----              ----
                                                                    (In thousands)
Deferred tax assets:
   Net loss on Genesis investment                               $35,499
   Allowances for receivables and settlements                    31,565          $21,577
   Employee compensation and benefits                            27,998           32,346
   Accrued insurance reserves                                    16,890           11,153
   Net operating loss carryover                                  11,553           13,864
   Other                                                          4,471            3,938
                                                               --------          -------
                                                               $127,976          $82,878
                                                               ========          =======

Deferred tax liabilities:
   Fixed asset and intangible asset
     bases differences                                         $150,588         $155,134
   Gain on Vitalink transactions                                                  71,236
   Leveraged leases                                              36,646           38,938
   Pension receivable                                             7,832            6,867
   Other                                                          8,125            7,168
                                                               --------         --------
                                                               $203,191         $279,343
                                                               ========         ========
Net deferred tax liabilities                                   $(75,215)       $(196,465)
                                                               ========        =========


At December 31, 1999, the Company had approximately $29.2 million of net operating loss carryforwards for tax purposes which expire in 2018, and the maximum amount to be used in any year is $5.8 million. Net income taxes paid amounted to $50.0 million, $9.0 million and $28.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

As of December 31, 1999, the Company had contractual commitments of $20.8 million relating to its internal and external construction program. As of December 31, 1999, the Company has total letters of credit of $49.2 million that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 86 percent relate to recorded liabilities.

14.      EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:


                                                                1999              1998             1997
                                                                        (In thousands, except EPS)
Numerator:
     Income (loss) from continuing operations
       (income available to common shareholders)               $(55,158)        $(46,162)         $155,291

Denominator:
     Denominator for basic EPS - weighted-
       average shares                                           107,627          108,958           108,159
     Effect of dilutive securities:
         Stock options                                                                               2,722
                                                                -------          -------           -------
     Denominator for diluted EPS - adjusted
       weighted-average shares and assumed
       conversions                                              107,627          108,958           110,881
                                                                =======          =======           =======

Income (loss) from continuing operations:
     Basic EPS                                                   $(.51)           $(.42)             $1.44
     Diluted EPS                                                 $(.51)           $(.42)             $1.40


In 1999 and 1998, the dilutive effect of stock options would have been 1,121,000 and 2,349,000 shares, respectively. These shares were not included in the calculation because the effect would be anti-dilutive with a loss from continuing operations. Restricted stock awards of 339,500 shares in 1997 were not included in the computation of diluted EPS because the effect would be anti-dilutive. Options to purchase 1,091,725 shares of the Company's common stock were not included in the computation of diluted EPS for 1997 because the options' exercise prices were greater than the average market price of the common shares.

15.      STOCK PLANS

The Company has stock option plans for key employees and for outside directors which authorize the grant of options for up to 11,199,000 and 800,000 shares, respectively. There were 3,962,016 and 3,772,792 shares available for future grant at December 31, 1999 and 1998, respectively. Generally, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans, and, accordingly, did not recognize compensation expense for options granted in 1995 through 1999. If the Company had accounted for its 1995 through 1999 options under the fair value method of FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                1999              1998             1997
                                                                (In thousands, except earnings per share)

Net income (loss) - as reported                                $(43,658)         $(2,933)         $190,111
Net income (loss) - pro forma                                  $(46,346)        $(17,581)         $186,933

Earnings per share - as reported:
  Basic                                                          $(.41)           $(.03)             $1.76
  Diluted                                                        $(.41)           $(.03)             $1.71
Earnings per share - pro forma:
  Basic                                                          $(.43)           $(.16)             $1.73
  Diluted                                                        $(.43)           $(.16)             $1.68

The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants prior to 1995, and there was additional pro forma compensation expense in 1998 as a result of the merger. In 1998, all outstanding Manor Care options were converted, under their original terms, into the right to receive shares of the Company's common stock. Therefore, the remaining fair value of 1995 through 1998 grants was expensed in 1998 on a pro forma basis. Also, the vesting was accelerated for stock options granted in 1996 and 1997 for certain HCR executive officers, which required the remaining fair value to be expensed in 1998 on a pro forma basis.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0 percent for the Company in 1999 and HCR in 1998 and 1997; dividend yield based on historical dividends of $.088 per share annually for Manor Care in 1998 and 1997; expected volatility of 35.0 percent, 28.0 percent and 23.3 percent; risk-free interest rates of 5.35 percent, 4.72 percent and 5.70 percent; and expected lives of 4.8, 4.5 and 7.1 years. The weighted-average fair value of options granted is $10.25, $10.53 and $13.56 per share in 1999, 1998 and 1997, respectively. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



Information regarding these option plans for 1997, 1998 and 1999 is as follows:


                                                                                 Weighted-
                                                                                  Average
                                                                                 Exercise
                                                              Shares              Price
Options outstanding at
  January 1, 1997                                             8,884,864           $11.79
Options granted                                               1,181,522           $34.65
Options forfeited                                              (143,473)          $21.67
Options exercised                                            (1,548,968)           $8.09
                                                             ----------
Options outstanding at
  December 31, 1997                                           8,373,945           $15.53
Options granted                                               1,808,370           $34.22
Options forfeited                                              (256,838)          $29.01
Options exercised                                              (804,489)           $7.47
Converted to stock (see Note 1)                              (3,313,467)
                                                             ----------
Options outstanding at
  December 31, 1998                                           5,807,521           $20.04
Options granted                                                  38,001           $26.31
Options forfeited                                              (227,226)          $31.59
Options exercised                                              (211,679)           $9.33
                                                             ----------
Options outstanding at
   December 31, 1999                                          5,406,617           $20.02
                                                              =========
Options exercisable at
  December 31, 1997                                           4,816,141            $9.06
  December 31, 1998                                           3,984,996           $14.24
  December 31, 1999                                           3,952,392           $15.14

The following tables summarize information about options outstanding and options exercisable at December 31, 1999:


                                                     Options Outstanding
                                                                                  Weighted-
                                                               Weighted-           Average
  Range of                                                      Average           Remaining
  Exercise                                   Number            Exercise          Contractual
   Prices                                  Outstanding           Price              Life
   ------                                  -----------        -----------      --------------
$ 5 - $10                                   2,124,159            $ 5.88              2.0
$10 - $20                                     621,066            $15.26              4.4
$20 - $30                                     708,673            $24.65              6.5
$30 - $45                                   1,952,719            $35.23              7.7
                                            ---------
                                            5,406,617            $20.02              4.9
                                            =========


                                             Options Exercisable

                                                               Weighted-
  Range of                                                      Average
  Exercise                                   Number            Exercise
   Prices                                  Exercisable           Price
   ------                                  -----------        -----------
$ 5 - $10                                   2,124,159             $5.88
$10 - $20                                     621,066            $15.26
$20 - $30                                     708,673            $24.65
$30 - $45                                     498,494            $40.93
                                            ---------
                                            3,952,392            $15.14
                                            =========

The Company has a restricted stock plan for corporate officers and certain key senior management employees which authorizes up to 1,892,866 restricted shares to be issued. There were 662,250 restricted shares available for future grant at December 31, 1999. During 1997, executive officers and key senior management employees of HCR were awarded 339,500 restricted shares contingent upon the achievement during 1997 of certain performance-based criteria. Such criteria were met at December 31, 1997. The restricted stock was issued in January 1998 with a fair value of $38.63 after certification by the Board of Directors that the criteria were achieved. The restrictions associated with the restricted stock lapsed as of September 25, 1998 as a result of the merger, and the total deferred compensation expense of $11.9 million was recorded in the provision for restructuring charge in 1998. Compensation expense related to restricted stock was $12.7 million and $0.4 million for the years ended December 31, 1998 and 1997, respectively.

16.      EMPLOYEE BENEFIT PLANS

The Company has two qualified, defined benefit pension plans which were amended in 1994 and 1996 to freeze all future benefits.

The funded status of these plans is as follows:


                                                                1999              1998
                                                                ----              ----
                                                                    (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                         $39,298          $39,857
Interest cost                                                     2,575            2,528
Actuarial (gains) losses                                         (1,957)           1,486
Benefits paid                                                    (4,404)          (4,573)
                                                                -------          -------
Benefit obligation at end of year                                35,512           39,298
                                                                 ------           ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                   61,965           60,476
Actual return on plan assets                                      7,571            5,962
Company contributions                                                                100
Benefits paid                                                    (4,404)          (4,573)
                                                                 ------           ------
Fair value of plan assets at end of year                         65,132           61,965
                                                                 ------           ------

Funded status of the plan                                        29,620           22,667
Unrecognized net actuarial gains                                (10,103)          (5,971)
                                                              ---------         --------
Prepaid benefit cost                                            $19,517          $16,696
                                                                =======          =======

The prepaid benefit under one plan was $19.7 million and $17.4 million at December 31, 1999 and 1998, respectively. The accrued pension cost under the other plan was $0.2 million and $0.7 million at December 31, 1999 and 1998, respectively. At December 31, 1999, the fair value of one plan's assets was $16.4 million with an associated projected benefit obligation of $17.7 million.

The components of the net pension income for these plans are as follows:


                                                                 1999              1998              1997
                                                                 ----              ----              ----
                                                                              (In thousands)
Interest cost                                                   $ 2,575          $ 2,528           $ 2,757
Expected return on plan assets                                   (5,395)          (4,691)           (4,527)
                                                                 ------           ------            ------
Net pension income                                              $(2,820)         $(2,163)          $(1,770)
                                                                =======          =======           =======

The actuarial present value of benefit obligations is based on an average discount rate of 7.8 percent and 7.0 percent at December 31, 1999 and 1998, respectively. The freezing of future pension benefits eliminated any future salary increases from the computation. The average expected long-term rate of return on assets is 10 percent for 1999 and 1998.

The Company has two senior executive retirement plans which are non-qualified plans designed to provide pension benefits and life insurance for certain officers. Pension benefits are based on compensation and length of service. The benefits under one of the plans are provided from a combination of the benefits to which the corporate officers are entitled under a defined benefit pension plan and from life insurance policies that are owned by certain officers who have assigned the corporate interest (the Company's share of premiums paid) in the policies to the Company. The Company's share of the cash surrender value of the policies was $30.1 million and $22.9 million at December 31, 1999 and 1998, respectively, and was included in other assets. The other plan is unfunded. The accrued liability for both plans was $9.4 million and $8.2 million at December 31, 1999 and 1998, respectively, and was included in other long-term liabilities.

The Company maintains two savings programs qualified under Section 401(k) of the Internal Revenue Code (401(k)) and two non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution ranging from 2 percent to 6 percent of the participant's compensation, as defined in each plan. The Company's expense for these plans amounted to $11.1 million, $8.8 million and $11.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in expense for 1998 was primarily due to a decline in earnings on one of the non-qualified, deferred compensation programs.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:


                                                         1999                               1998
                                                -----------------------            ----------------------
                                                 Carrying        Fair               Carrying       Fair
                                                  Amount         Value               Amount        Value
                                                                     (In thousands)

Cash and cash equivalents                       $   12,287     $  12,287            $  33,718    $  33,718
Debt, excluding capitalized leases                 866,250       861,255              923,569      931,930
Interest rate swaps - liability                                                                        494


The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The carrying amount of debt, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate debt. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates. The fair market value for the outstanding interest rate swap agreements was determined based on quoted market rates.

18.      SHAREHOLDER RIGHTS PLAN

Each outstanding share of the Company's common stock includes an exercisable Right which, under certain circumstances, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $150, subject to adjustment. The Rights expire on May 2, 2005. Such rights will not be exercisable nor transferable apart from the common stock until 10 days after a person or group acquires 15 percent, except as noted below, of the Company's common stock or initiates a tender offer or exchange offer that would result in ownership of 15 percent of the Company's common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the Rights will entitle the holders to buy shares of the acquirer's common stock at a 50 percent discount. Under certain other circumstances, the Rights can become rights to purchase the Company's common stock at a 50 percent discount. The Rights may be redeemed by the Company for one cent per Right at any time prior to the first date that a person or group acquires a beneficial ownership of 15 percent of the Company's common stock.

The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 2, 1995, and amended on June 10, 1998 (Rights Agreement), between the Company and Harris Trust and Savings Bank, as Rights Agent. Pursuant to the Rights Agreement, the trigger percentage is raised to 20 percent in the case of a Bainum Family Member or Bainum Family Entity, as defined in the Rights Agreement.

19.      SEGMENT INFORMATION

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information, including capital expenditures, is not reported by segment by the Company.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on operating margin which represents revenues less operating expenses. The operating margin does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes.

                                                             Long-term Care         Other            Total
                                                                           (In thousands)
Year ended December 31, 1999
     Revenues from external customers                        $1,911,720         $223,625        $2,135,345
     Intercompany revenues                                                        20,993            20,993
     Depreciation and amortization                              107,185            7,416           114,601
     Operating margin                                           398,668           51,618           450,286

Year ended December 31, 1998
     Revenues from external customers                        $1,987,815         $221,272        $2,209,087
     Intercompany revenues                                                        38,319            38,319
     Depreciation and amortization                               94,506           24,717           119,223
     Operating margin                                           443,609           49,903           493,512


                                MANOR CARE, INC.
                         Supplementary Data (Unaudited)
                          Summary Of Quarterly Results


                                                                                       Year ended December 31, 1999
                                                                        First       Second        Third        Fourth       Year
                                                                                 (In thousands, except per share amounts)
Revenues                                                             $   531,848   $ 530,454   $ 536,732     $536,311   $ 2,135,345
Income from continuing operations before
  other income (expenses)                                                 66,571      55,687      55,837       53,060       231,155
Income (loss) before extraordinary item and cumulative effect             41,028      33,616      33,497     (163,299)      (55,158)
Net income (loss)                                                         41,028      40,506      39,544     (164,736)      (43,658)

Earnings per share - basic:
  Income (loss) before extraordinary item and cumulative effect      $       .37   $     .30   $     .32     $  (1.59)  $      (.51)
Earnings per share - diluted:
  Income (loss) before extraordinary item and cumulative effect      $       .37   $     .30   $     .31     $  (1.59)  $      (.51)


                                                                                       Year ended December 31, 1998
                                                                        First          Second       Third         Fourth    Year
Revenues                                                             $   551,149   $ 545,393   $ 557,386   $   555,159  $ 2,209,087
Income (loss) from continuing operations before
  other income (expenses)                                                 71,674      47,142    (164,651)       45,846           11
Income (loss) from continuing operations                                  42,481      26,481    (142,806)       27,682      (46,162)
Income from discontinued operations (net of taxes)                         4,370       3,521      60,014                     67,905
Income (loss) before extraordinary item and cumulative effect             46,851      30,002     (82,792)       27,682       21,743
Net income (loss)                                                         41,211      30,002    (101,828)       27,682       (2,933)

Earnings per share - basic:
  Income (loss) from continuing operations                                 $ .39     $  .24    $  (1.32)         $ .25      $  (.42)
  Income from discontinued operations                                      $ .04     $  .03    $     .55                    $   .62
  Income (loss) before extraordinary item and cumulative effect            $ .43     $  .28    $   (.76)         $ .25      $   .20
Earnings per share - diluted:
  Income (loss) from continuing operations                                 $ .38     $  .24    $  (1.32)         $ .25      $  (.42)
  Income from discontinued operations                                      $ .04     $  .03    $    .55                     $   .62
  Income (loss) before extraordinary item and cumulative effect            $ .42     $  .27    $   (.76)         $ .25      $   .20

In the fourth quarter of 1999, the Company reduced the basis of its investment in Genesis preferred stock by $274.1 million ($165.8 million after tax) and recorded a reserve of $17.4 million ($16.2 million after tax) related to accrued 1999 dividend income. See Note 6 to the consolidated financial statements for further discussion. In the fourth quarter of 1999, the Company also recorded losses of $12.4 million related to a start-up business. In the first, second and third quarters of 1999, the Company recorded a provision for restructuring charge, merger expenses, asset impairment and other related charges of $6.9 million ($4.6 million after tax), $3.8 million ($2.5 million after tax) and $4.1 million ($2.7 million after tax), respectively.

In the second, third and fourth quarters of 1998, the Company recorded a provision for restructuring charge, merger expenses, asset impairment and other related charges of $13.5 million ($9.1 million after tax), $240.7 million ($188.5 million after tax) and $24.1 million ($15.9 million after tax), respectively. See Note 3 to the consolidated financial statements for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on directors of the Registrant is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed pursuant to Regulation 14A with the Commission prior to April 30, 2000. The names, ages, offices and positions held during the last five years of each of the Company's executive officers is set forth below.

                               EXECUTIVE OFFICERS

NAME                      AGE      OFFICE AND EXPERIENCE
----                      ---      ---------------------

PAUL A. ORMOND            50       President and Chief Executive Officer of the Company since August 1991 and
                                   Chairman of the Board of the Company from August 1991 to September
                                   1998.  Member of Class I of the Board of Directors of the Company,
                                   with a term expiring in 2001.

M. KEITH WEIKEL           62       Senior Executive Vice President and Chief Operating Officer of the Company
                                   since August 1991.  Member of Class III of the Board of Directors of
                                   the Company, with a term expiring in 2000.

GEOFFREY G. MEYERS        55       Executive Vice President and Chief Financial Officer of the Company
                                   since August 1991 and Treasurer of the Company from August 1991 to
                                   August 1998.

R. JEFFREY BIXLER         54       Vice President and General Counsel of the Company since November 1991 and
                                   Secretary of the Company since December 1991.

NANCY A. EDWARDS          49       Vice President and General Manager of Central Division of the Company since
                                   December 1993.

JEFFREY A. GRILLO                      41          Vice President and General Manager of Mid-Atlantic Division of the Company since
                                                   February 1999, Regional Director of Operations in Mid-Atlantic District of
                                                   ManorCare Health Services, Inc. (MCHS), a subsidiary of the Company, from 1996 to January 1999, and Regional Director of Operations in Southeast District of
                                                   MCHS from 1994 to 1996.

LARRY C. LESTER                        57          Vice President and General Manager of Midwest Division of the Company since
                                                   January 2000, Regional Director of Operations in Midwest Region of Health Care
                                                   and Retirement Corporation of America (HCRA), a subsidiary of the Company, from
                                                   January 1998 to December 1999, and Vice President of Oakwood Healthcare System
                                                   from January 1993 to December 1997.

SPENCER C. MOLER                       52          Vice President and Controller of the Company since August 1991.

O. WILLIAM MORRISON                    61          Vice President and General Manager of Eastern Division of the Company since
                                                   March 1999, Assistant Vice President and General Manager of Texas of the Company
                                                   from October 1998 to February 1999, and Regional Manager in the Central Division
                                                   of HCRA from September 1995 to September 1998.

RICHARD W. PARADES                     43          Vice President and General Manager of Mid-States Division of the Company since
                                                   January 1999, District Vice President and General Manager of Mid-States of MCHS
                                                   from February 1997 to December 1998, and Regional Director of Operations in
                                                   Mid-States District of MCHS from 1994 to January 1997.

F. JOSEPH SCHMITT                      52          Vice President and General Manager of Southern Division of the Company since
                                                   December 1993.


ITEM 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated herein by reference under the heading "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on security ownership of certain beneficial owners is incorporated herein by reference under the heading "Security Ownership of Certain Management and Beneficial Owners" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2000.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Manor Care, Inc. and subsidiaries are filed as part of this Form 10-K in Item 8 on the pages indicated:


                                                                                                        Page
     Report of Ernst & Young LLP, Independent Auditors                                                   30
     Consolidated Balance Sheets - December 31, 1999 and 1998                                            31
     Consolidated Statements of Operations -
         Years ended December 31, 1999, 1998 and 1997                                                    32
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1999, 1998 and 1997                                                    33
     Consolidated Statements of Shareholders' Equity -
         Years ended December 31, 1999, 1998 and 1997                                                    34
     Notes to Consolidated Financial Statements - December 31, 1999                                      35

The following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries is included in this Form 10-K on page 63:

         Schedule II  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                MANOR CARE, INC.

                 Schedule II - Valuation and Qualifying Accounts



                                                                   Charged                   Additions
                                      Balance at                  to Costs      Deduc-         From       Balance
                                       Beginning     Other           and        tions        Acquisi-    at End of
                                       of Period   (Note 1)       Expenses     (Note 2)        tions      Period
                                      ----------   --------       --------     --------      ---------   ---------
                                                                    (In thousands)
Year ended December 31, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts       $58,125                   $29,005       $(28,230)        $75      $58,975
                                        =======                   =======       ========     =======      =======
  Reserve of Genesis dividend           $                         $17,404                                 $17,404
                                        =======                   =======                                 =======

Year ended December 31, 1998:
Deducted from asset accounts:
  Allowance for doubtful accounts       $52,590       $(469)      $39,485       $(33,481)                 $58,125
                                        =======       =====       =======       ========                  =======

Year ended December 31, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts       $39,136                   $34,745       $(22,431)    $1,140       $52,590
                                        =======                   =======       ========     ======       =======


(1) Amount includes $1,725,000 for Manor Care's December 1997 net activity offset by the removal of In Home Health, Inc.'s (IHHI) allowance for doubtful accounts of $2,194,000 as of January 1, 1998 due to the deconsolidation of IHHI.

(2)      Uncollectible accounts written off, net of recoveries.

EXHIBITS

S-K Item 601
      No.                                             Document
      2.1   --Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among
              Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation's (HCR) Registration Statement on Form S-4, File No. 333-61677 and
              incorporated herein by reference).

      3.1   -- Certificate of Incorporation of Health Care and Retirement
               Corporation (filed as Exhibit 4.1 to HCR's Registration
               Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

      3.2   -- Form of Certificate of Amendment of Certificate of
               Incorporation of the Registrant (filed as Annex D to HCR's
               Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

      3.3   -- Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3 to Manor Care,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

      4.1   -- Rights Agreement, dated as of May 2, 1995, between Health
               Care and Retirement Corporation and Harris Trust and Savings
               Bank (filed as Exhibit 1 to HCR's Registration Statement on
               Form 8-A and incorporated herein by reference).

      4.2   -- Second Amendment to Rights Agreement dated as of June 10,
               1998 between Health Care and Retirement Corporation and
               Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR
               Manor Care Inc.'s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

      4.3   -- Third Amendment to Rights Agreement dated as of March 11, 2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care Inc.'s Form 8-K filed on March 14, 2000 and incorporated herein by reference).

      4.4   -- Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and
               Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment
               Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited
               Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of
               Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.'s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

      4.5   -- Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc.,
               Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD
               Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4 to HCR Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
               1998 and incorporated herein by reference).

     *4.6   -- First Amendment to Five Year Credit Agreement dated as of February 9, 2000 among Manor Care,
               Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as
               Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as
               Administrative Agent.

      4.7   -- 364 Day Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor
               Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank,
               TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit
               4.1 to HCR Manor Care, Inc.'s Quarterly Report on Form 10-Q for

               the quarter ended September 30, 1998 and incorporated herein by reference).

      4.8    --364 Day Credit Agreement dated as of September 25, 1998, as amended as of September 24, 1999, among HCR Manor Care, Inc., Manor Care, Inc., Bank of America, National Association, the Chase
               Manhattan Bank, Deutsche Bank and the Other Financial Institutions Party Hereto (filed as
               Exhibit 4 to Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
               30, 1999 and incorporated herein by reference).

     *4.9    --The Second Amendment to the 364 Day Credit Agreement dated as of February 9, 2000 among Manor
               Care, Inc. (formerly HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly Manor Care,
               Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent.

      4.10   --Indenture dated as of June 4, 1996 between Manor Care,
               Inc. and Wilmington Trust Company, Trustee (filed as Exhibit
               4.1 to Manor Care of America, Inc.'s (MCA), formerly known as
               Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference).

      4.11   --Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust
               Company, Trustee (filed as Exhibit 4.2 to MCA's Form 8-K dated June 4, 1996 and incorporated herein by reference).

     10.1    --Stock Purchase Agreement and amendment among HCR, HCRC
               Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc.
               dated as of August 30, 1991 (filed as Exhibit 10.1 and
               10.1(a) to HCR's Registration Statement on Form S-1, File No.
               33-42535 and incorporated herein by reference).

     10.2 --Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR's Registration Statement on Form S-1, File No.
               33-42535 and incorporated herein by reference).

     10.3    --Performance Award Plan (filed on pages A1 to A4 of HCR's Proxy Statement dated March 22, 1994 in connection with its Annual Meeting held on May 3, 1994 and incorporated herein by reference).

     10.4    --Amended Stock Option Plan for Key Employees (filed as
               Exhibit 4 to HCR's Registration Statement on Form S-8, File
               No. 33-83324 and incorporated herein by reference).

     10.5 --First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as
               Exhibits 4.1, 4.2 and 4.3, respectively, to HCR's
               Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).

     10.6   --Revised form of Non-Qualified Stock Option Agreement between
              HCR and various Key Employees participating in the Stock
              Option Plan for Key Employees (filed as Exhibit 4.7 to HCR's
              Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).

     10.7   --Amended Restricted Stock Plan (filed on pages A1 to A9 of
              HCR's Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).

     10.8   --First Amendment to Amended Restricted Stock Plan (filed as
              Exhibit 4.2 to HCR's Registration Statement on Form S-8, File
              No. 333-64235 and incorporated herein by reference).

     10.9 --Revised form of Restricted Stock Plan Agreement between HCR and officers participating in Restricted Stock Plan (filed as Exhibit 10.7(a) to HCR's Registration Statement on Form S-1,
              File No. 33-42535 and incorporated herein by reference).

     10.10  --Executive Officer Deferred Compensation Plan dated December 18, 1991 (filed as Exhibit

              10.12 to HCR's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

     10.11  --Form of Indemnification Agreement between HCR and various officers and directors (filed as
              Exhibit 10.9 to HCR's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

     10.12  --Senior Executive Retirement Plan dated October 1, 1992
              (filed as Exhibit 10.15 to HCR's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

     10.13  --Senior Management Savings Plan dated December 17, 1992 (filed as Exhibit 10.16 to HCR's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

    *10.14  --Form of Severance Agreement between HCR Manor Care, Inc., HCRA, and Paul A. Ormond.

    *10.15  --Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel.

    *10.16  --Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers.

    *10.17  --Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler.

     10.18  --Form of Executive Retention Agreement among the Registrant, HCRA and Paul A. Ormond (filed as
              Exhibit 10.1 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

     10.19  --Form of Executive Retention Agreement among the Registrant, HCRA and M. Keith Weikel (filed as Exhibit 10.2 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

     10.20  --Form of Executive Retention Agreement among the Registrant, HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

     10.21  --Form of Executive Retention Agreement among the Registrant, HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

     10.22  --Form of Retention Agreement among the Registrant, Manor Care, Inc. and Stewart Bainum, Jr. (filed as Exhibit 10.13 to
              MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).

     10.23  --Form of Noncompetition Agreement among the Registrant, Manor Care, Inc. and Stewart Bainum, Jr.(filed as Exhibit
              10.12 to MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).

     10.24  --Form of Chairman's Service Agreement between the Registrant and Stewart Bainum, Jr. (filed as Exhibit 10.7 to HCR's
              Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

     10.25  --Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR's Registration Statement on Form S-8, File
              No. 33-48885 and incorporated herein by reference).

     10.26  --First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as
              Exhibits 4.4, 4.5 and 4.6, respectively, to HCR's Registration Statement on Form S-8, File No. 333-64181 and
              incorporated herein by reference).

     10.27  --Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option
              Plan for Outside Directors (filed as Exhibit 4.6

              to HCR's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).

     10.28  --Manor Care, Inc.'s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to MCA's Proxy Statement dated
              August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).

    *21     --Subsidiaries of the Registrant

    *23     --Consent of Independent Auditors

    *27.1   --Financial Data Schedule for the year ended December 31, 1999

    *27.2   --Financial Data Schedule that is being restated for the year ended

December 31, 1998.

REPORTS ON FORM 8-K
The Company did not file any Form 8-Ks in the fourth quarter of 1999. The Company did file a Form 8-K on March 14, 2000 for the Third Amendment to the Rights Agreement which is incorporated by reference as Exhibit 4.3.



------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Manor Care, Inc.
                               (Registrant)

                               by  /s/ R. Jeffrey Bixler
                                  ---------------------------------------------
                                  R. Jeffrey Bixler
                                  Vice President, General Counsel and Secretary


DATE:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Manor Care, Inc. and in the capacities and on the date indicated.

        SIGNATURE                           TITLE                                              DATE


 /s/ Joseph H. Lemieux
------------------------------
Joseph H. Lemieux                           Director                                           March 29, 2000

 /s/ William H. Longfield
------------------------------
William H. Longfield                        Director                                           March 29, 2000

 /s/ Frederic V. Malek
------------------------------
Frederic V. Malek                           Director                                           March 29, 2000

 /s/ Geoffrey G. Meyers
------------------------------
Geoffrey G. Meyers                          Executive Vice President and Chief Financial
                                            Officer (Principal Financial Officer)              March 29, 2000

 /s/ Spencer C. Moler
------------------------------
Spencer C. Moler                            Vice President and Controller (Principal
                                            Accounting Officer)                                March 29, 2000

 /s/ Paul A. Ormond
------------------------------
Paul A. Ormond                              President and Chief Executive Officer
                                            (Principal Executive Officer); Director            March 29, 2000

 /s/ Robert G. Siefers
------------------------------
Robert G. Siefers                           Director                                           March 29, 2000

 /s/ M. Keith Weikel
------------------------------
M. Keith Weikel                             Senior Executive Vice President and
                                            Chief Operating Officer; Director                  March 29, 2000

 /s/ Gail R. Wilensky
------------------------------
Gail R. Wilensky                            Director                                           March 29, 2000

 /s/ Thomas L. Young
------------------------------
Thomas L. Young                             Director                                           March 29, 2000

                                  EXHIBIT INDEX

         Exhibit
         Number            Description
         ------            -----------

         4.6               First Amendment to Five Year Credit Agreement dated as of February 9, 2000 among Manor
                           Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc.
                           (formerly known as Manor Care, Inc.), various financial institutions, and Bank of
                           America, N.A., as Administrative Agent.

         4.9 The Second Amendment to the 364 Day Credit Agreement dated as of February 9, 2000 among Manor Care, Inc.
                           (formerly HCR Manor Care, Inc.), Manor Care of
                           America, Inc. (formerly Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent.

         10.14             Form of Severance Agreement between HCR Manor Care, Inc., HCRA, and Paul A. Ormond.

         10.15             Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel.

         10.16             Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers.

         10.17             Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler.

          21               Subsidiaries of the Registrant

          23               Consent of Independent Auditors

          27.1             Financial Data Schedule for the year ended December 31, 1999

          27.2             Financial Data Schedule that is being restated for the year ended December 31, 1998.
