Form 10-Q
period 2000-03-31
MANOR CARE INC
filed 2000-05-15
CIK 878736

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 2000.

               Common stock, $0.01 par value -- 102,273,675 shares

================================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                           Page
Item 1.           Financial Statements (Unaudited)                        Number
                                                                          ------

                  Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                       3

                  Consolidated Statements of Operations-
                  Three months ended March 31, 2000 and 1999                 4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                 5

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                               10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                         10

Item 2.           Changes in Securities                                     13

Item 3.           Defaults Upon Senior Securities                           13

Item 4.           Submission of Matters to a Vote of Security Holders       13

Item 5.           Other Information                                         13

Item 6.           Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                  14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,       December 31,
                                                                                    2000              1999
                                                                                 -----------      -----------
                                                                                 (Unaudited)        (Note 1)
                                                                             (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $    10,091      $    12,287
  Receivables, less allowances for doubtful
   accounts of $60,554 and $58,975, respectively                                     289,943          294,449
  Receivable from sale of assets                                                      43,217           44,467
  Prepaid expenses and other assets                                                   28,475           28,409
  Deferred income taxes                                                               51,539           51,539
                                                                                 -----------      -----------
Total current assets                                                                 423,265          431,151

Property and equipment, net of accumulated
 depreciation of $624,985 and $596,391, respectively                               1,547,210        1,550,507
Intangible assets, net of amortization                                                93,837           88,286
Net investment in Genesis preferred stock                                             19,000           19,000
Other assets                                                                         205,515          191,922
                                                                                 -----------      -----------
Total assets                                                                     $ 2,288,827      $ 2,280,866
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $    67,847      $    86,614
  Employee compensation and benefits                                                  56,224           52,376
  Accrued insurance liabilities                                                       45,722           35,870
  Income tax payable                                                                  12,266           14,906
  Other accrued liabilities                                                           39,251           33,266
  Revolving loans                                                                    176,000          179,000
  Long-term debt due within one year                                                   6,343            6,617
                                                                                 -----------      -----------
Total current liabilities                                                            403,653          408,649

Long-term debt                                                                       677,549          687,502
Deferred income taxes                                                                126,754          126,754
Other liabilities                                                                    102,633           77,924
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                         1,110            1,110
  Capital in excess of par value                                                     358,821          358,958
  Retained earnings                                                                  797,285          798,068
                                                                                 -----------      -----------
                                                                                   1,157,216        1,158,136
  Less treasury stock, at cost (8.8 and 8.7 million shares, respectively)           (178,978)        (178,099)
                                                                                 -----------      -----------
Total shareholders' equity                                                           978,238          980,037
                                                                                 -----------      -----------
Total liabilities and shareholders' equity                                       $ 2,288,827      $ 2,280,866
                                                                                 ===========      ===========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2000           1999
                                                           ---------      ---------
                                                     (In thousands, except earnings per share)

Revenues                                                   $ 545,674      $ 531,848

Expenses:
  Operating                                                  481,314        408,549
  General and administrative                                  23,604         21,325
  Depreciation and amortization                               29,368         28,512
  Provision for restructuring charge, merger expenses,
     asset impairment and other related charges                               6,891
                                                           ---------      ---------
                                                             534,286        465,277
                                                           ---------      ---------
Income before other income (expenses) and income taxes        11,388         66,571
Other income (expenses):
  Interest expense                                           (14,364)       (12,997)
  Dividend income                                                600          4,951
  Equity in earnings of affiliated companies                     671            497
  Interest income and other                                      246            679
                                                           ---------      ---------
Net other expenses                                           (12,847)        (6,870)
                                                           ---------      ---------

Income (loss) before income taxes                             (1,459)        59,701
Income taxes                                                    (676)        18,673
                                                           ---------      ---------
Net income (loss)                                          $    (783)     $  41,028
                                                           =========      =========

Earnings per share - basic and diluted                     $   (0.01)     $    0.37

Weighted average shares:
     Basic                                                   102,318        110,964
     Diluted                                                 102,318        112,242


                See notes to consolidated financial statements.

                                MANOR CARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                   2000                    1999
                                                                                   ----                    ----
                                                                                          (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                    $   (783)     $ 41,028
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                        29,460        28,512
  Asset impairment and other non-cash charges                                                         4,344
  Provision for bad debts                                                               8,846         3,290
  Gain on sale of assets                                                                 (437)
  Equity in earnings of affiliated companies                                             (671)         (497)
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                         (4,032)      (38,445)
   Prepaid expenses and other assets                                                  (12,128)       (7,257)
   Liabilities                                                                         22,523       (16,393)
                                                                                     --------      --------
Total adjustments                                                                      43,561       (26,446)
                                                                                     --------      --------
Net cash provided by operating activities                                              42,778        14,582
                                                                                     --------      --------

INVESTING ACTIVITIES
Investment in  property and equipment                                                 (25,031)      (50,651)
Investment in systems development                                                      (3,550)       (1,128)
Acquisition of businesses                                                              (6,479)       (7,052)
Proceeds from sale of assets                                                            4,331         2,243
                                                                                     --------      --------
Net cash used in investing activities                                                 (30,729)      (56,588)
                                                                                     --------      --------

FINANCING ACTIVITIES
Net borrowings (repayments)  under bank credit agreements                             (10,500)       23,000
Principal payments of long-term debt                                                   (2,727)       (1,241)
Proceeds from exercise of stock options                                                    48           931
Purchase of common stock for treasury                                                  (1,066)
                                                                                     --------      --------
Net cash provided by (used in) financing activities                                   (14,245)       22,690
                                                                                     --------      --------

Net decrease in cash and cash equivalents                                              (2,196)      (19,316)
Cash and cash equivalents at beginning of period                                       12,287        33,718
                                                                                     --------      --------
Cash and cash equivalents at end of period                                           $ 10,091      $ 14,402
                                                                                     ========      ========

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature, except as discussed in Note 2 below and in Management's Discussion and Analysis regarding general and professional liability expense. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

At March 31, 2000, the Company operated 301 skilled nursing and 45 assisted living facilities, 82 outpatient therapy clinics, one acute care hospital and 33 home health offices.

NOTE 2 - Restructuring Charge, Merger Expenses, Asset Impairment and Other
--------------------------------------------------------------------------
Related Charges
---------------

During the first quarter of 1999, the Company recorded restructuring and other charges of $6.9 million in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges in 1998 and 1999 decreased from $2.0 million at December 31, 1999 to $1.1 million at March 31, 2000. The payments during the first quarter of 2000 were attributable to employee benefit and exit costs.

NOTE 3 - Earnings Per Share
---------------------------

The calculation of earnings per share (EPS) is as follows for the three months ended March 31:

                                                                     2000            1999
                                                                     ----            ----
                                                          (In thousands, except earnings per share)
Numerator:
   Net income (loss) [income available to common shareholders]     $    (783)     $  41,028
                                                                   =========      =========
Denominator:
   Denominator for basic EPS - weighted-average shares               102,318        110,964
   Effect of dilutive securities:
     Stock options                                                                    1,278
                                                                   ---------      ---------
   Denominator for diluted EPS - adjusted for weighted-
     average shares and assumed conversions                          102,318        112,242
                                                                   =========      =========

EPS - basic and diluted                                            $    (.01)     $     .37

In 2000, the dilutive effect of stock options would have been 733,000 shares. These shares were not included in the calculation because the effect would be anti-dilutive with a net loss.

NOTE 4 - Segment Information
----------------------------
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes. See Management's Discussion and Analysis for further discussion of general and professional liability expenses recorded in the first quarter of 2000.

                                           Long-term Care     Other       Total
                                           --------------     -----       -----
                                                         (In thousands)
Three months ended March 31, 2000
     Revenues from external customers         $488,375     $ 57,299     $545,674
     Intercompany revenues                                    6,408        6,408
     Depreciation and amortization              26,042        3,326       29,368
     Operating margin                           56,809        7,551       64,360

Three months ended March 31, 1999
     Revenues from external customers          473,472       58,376      531,848
     Intercompany revenues                                    4,998        4,998
     Depreciation and amortization              27,665          847       28,512
     Operating margin                          104,110       19,189      123,299


NOTE 5 - New Accounting Pronouncements
--------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2000 increased $13.8 million or 3 percent to $545.7 million as compared to the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $21.8 million or 4 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $22.9 million or 5 percent due to increases in rates ($12.5 million) and capacity ($13.7 million) partially offset by a decrease in occupancy ($3.3 million). The increase in rates was primarily attributable to private and Medicaid. The growth in bed capacity between the first quarter of 1999 and 2000 was due to the opening of three skilled nursing facilities as well as other bed additions. The occupancy levels were 87 percent for the three months ended March 31, 1999 compared to 86 percent for the same period in 2000. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations decreased from 68 percent for the three months ended March 31, 1999 to 67 percent for the same period in 2000. This decrease was primarily a result of the decline in private pay patients.

Operating expenses for the three months ended March 31, 2000 increased $72.8 million or 18 percent from the comparable period in 1999. By excluding facilities sold or leased in 1999, operating expenses increased $82.2 million or 21 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $71.6 million and operating expenses from the Company's transcription business increased $3.1 million.

The major portion of the operating expense increase related to recording $38.6 million of additional general and professional liability expense in the first quarter of 2000. Of this amount, $5.0 million was attributable to the current period and the remainder related to prior periods, dating back to the mid-1990s. The additional expense was determined as a result of recently concluded independent evaluations of the Company's growing potential liability for patient-related litigation despite a continuing good quality record and generally low historical claims experience. The evaluations were prepared in response to the dramatic increases in the average cost per claim and volume of lawsuits filed with the Company and in the long-term care industry in general. The adjustment reflects the additional litigation and settlement costs the Company could incur if there is no change in the current environment, particularly in the state of Florida. Independent evaluations of the industry's experience indicate the need to increase ongoing expense accruals for renewing policy periods and claims that could arise out of this year's experience. If current trends continue, the Company estimates an incremental $20 million of expense for the remainder of 2000.

General and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive. The average cost of a claim in Florida in 1999 was two and one-half times higher than the rest of the country and industry providers in the state are experiencing three times the number of claims compared to the national average. The Company and other affected providers are actively pursuing legislative and regulatory solutions that include tort reform. However, there can be no assurances that legislative changes will be made, or that any such change will have a positive impact on the current trend.

The other operating expense increases for skilled nursing and assisted living facilities were attributable to labor costs, including temporary staffing, of $14.5 million, as well as increases in ancillary costs, bad debt expense and other general expenses.

General and administrative expense increased $2.3 million for the three months ended March 31, 2000 as compared to the same period in 1999 primarily as a result of expenses from deferred compensation plans.

During the first quarter of 1999, the Company recorded restructuring and other charges of $6.9 million in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges in 1998 and 1999 decreased from $2.0 million at December 31, 1999 to $1.1 million at March 31, 2000. The payments during the first quarter of 2000 were attributable to employee benefit and exit costs.

Interest expense increased $1.4 million for the three months ended March 31, 2000 as compared to the same period in 1999 due to an increase in interest rates, as the average debt outstanding has declined. Dividend income decreased $4.4 million between the first quarter of 1999 and 2000 as a result of recording no dividend income on the Series G Cumulative Convertible Preferred Stock of Genesis Health Ventures, Inc. (Series G Preferred Stock) in 2000. In 1999, the Company recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year. As a result of the nonpayment of the cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 are payable in additional shares of Series G Preferred Stock. Based on Genesis' inability to pay cash dividends and its current operating performance, the Company is fully reserving the dividends in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, the Company satisfied its cash requirements from cash generated from operating activities. Cash flows from operating activities were $42.8 million for the first quarter of 2000, an increase of $28.2 million from the same period in 1999. The increase in liabilities was due to the additional accrual for general and professional liability claims discussed previously. The Company used the cash principally for capital expenditures and repayment of debt. Expenditures for property and equipment for three months ended March 31 were $25.0 million in 2000 and $50.7 million in 1999 that included amounts for the construction of new facilities of $9.5 million in 2000 and $29.0 million in 1999.

At March 31, 2000, outstanding borrowings aggregated $645.0 million under the bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $40.8 million.

The Company, Alternative Living Services (Alterra) and a development joint venture, formed by them in 1999, have jointly and severally guaranteed a $200 million revolving line of credit agreement that was reduced to $60 million on March 30, 2000. The reduction in the revolving credit agreement reflects a modification in the joint development intentions of the partners due in part to lower development activity than originally planned. At March 31, 2000, there was $48 million of guaranteed debt outstanding under the $60 million revolving line of credit.

On May 4, 1999, the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000, and on February 8, 2000, the Board authorized an additional $100 million through December 31, 2001. The Company purchased 90,000 shares for $1.1 million in the first quarter of 2000 and a total of 8.8 million shares for $181.4 million since May 1999. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

Manor Care believes that its cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that the Company will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q, which are not historical facts, may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There have been no significant changes in the Company's market risks since December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

         Additionally, on May 7, 1999, Vitalink, now known as Neighborcare Pharmacy Services, Inc. ("Neighborcare"), instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care and ManorCare Health Services, Inc. ("MHS") (collectively, the "Maryland Defendants") seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the Maryland Defendants have improperly sought to terminate certain Master Service Agreements ("MSAs") between Vitalink and MHS. Neighborcare also instituted arbitration proceedings (the "Arbitration") against the Maryland Defendants, seeking substantially the same relief as sought in the Maryland Action with respect to one of the MSAs at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, Neighborcare and the Maryland Defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; and (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration. Neighborcare has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. On June 15, 1999, the Respondents answered the Amended Demand, denying the material allegations therein. The Respondents have also asserted a counterclaim thereto. On January 14, 2000, the Respondents moved to dismiss certain claims in the Amended Demand. That motion is presently pending. The Arbitration is presently set for hearing commencing June 12, 2000. The Company intends to vigorously defend the Arbitration. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

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

         The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At the Company's Annual Meeting of Shareholders held on May 2, 2000 the shareholders approved the following items: a) elect Frederic V. Malek as a director, b) elect Robert G. Siefers as a director, c) elect M. Keith Weikel as a director, d) elect Thomas L. Young as a director, e) approve the Company's Performance Award Plan and f) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 2000. The items were approved by a vote as follows:

         Item     For              Against             Withheld         Abstain
         ----     ---              -------             --------         -------
         a        86,980,295                            779,799
         b        87,075,153                            684,941
         c        86,913,492                            846,602
         d        87,003,523                            756,571
         e        81,848,960      5,300,387                            610,746
         f        87,436,604         94,623                            228,867

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits

         S-K Item
         601 No.
         -------
            27      Financial Data Schedule for the three months ended March 31,
                    2000

         (b) Reports on Form 8-K
         On March 14, 2000, the Company filed a Form 8-K for the Third Amendment to the Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Manor Care, Inc.
                                 (Registrant)



Date     May 12, 2000            By /s/ Geoffrey G. Meyers
      -------------------           ----------------------
                                    Geoffrey G. Meyers, Executive Vice-President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
27          Financial Data Schedule for the three months ended March 31, 2000