Form 10-Q
period 2000-06-30
MANOR CARE INC
filed 2000-08-10
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10858

                                MANOR CARE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   34-1687107
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


   333 N. SUMMIT STREET, TOLEDO, OHIO                 43604-2617
----------------------------------------              ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2000.

               Common stock, $0.01 par value -- 102,252,778 shares

================================================================================

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                                                                                               Page
Item 1.           Financial Statements (Unaudited)                                            Number
                                                                                              ------
                  Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                                            3

                  Consolidated Statements of Operations -
                  Three months and six months ended June 30, 2000 and 1999                       4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                             13

Item 2.           Changes in Securities                                                         16

Item 3.           Defaults Upon Senior Securities                                               16

Item 4.           Submission of Matters to a Vote of Security Holders                           16

Item 5.           Other Information                                                             16

Item 6.           Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                      17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                December 31,
                                                                                   2000                     1999
                                                                                  -----                     ----
                                                                               (Unaudited)                (Note 1)
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $    30,913                 $   12,287
  Receivables, less allowances for
   doubtful accounts of $61,687 and $58,975, respectively                        319,484                    294,449
  Receivable from sale of assets                                                   8,319                     44,467
  Prepaid expenses and other assets                                               30,023                     28,409
  Deferred income taxes                                                           54,363                     51,539
                                                                               ---------                  ---------
Total current assets                                                             443,102                    431,151

Property and equipment, net of accumulated
 depreciation of $662,729 and $596,391, respectively                           1,580,998                  1,550,507
Intangible assets, net of amortization                                            99,659                     88,286
Net investment in Genesis preferred stock                                                                    19,000
Other assets                                                                     173,080                    191,922
                                                                             -----------                -----------
Total assets                                                                  $2,296,839                 $2,280,866
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 86,215                   $ 86,614
  Employee compensation and benefits                                              62,588                     52,376
  Accrued insurance liabilities                                                   58,897                     35,870
  Income tax payable                                                               4,226                     14,906
  Other accrued liabilities                                                       48,675                     33,266
  Revolving loans                                                                160,000                    179,000
  Long-term debt due within one year                                               5,874                      6,617
                                                                              ----------                 ----------
Total current liabilities                                                        426,475                    408,649

Long-term debt                                                                   674,603                    687,502
Deferred income taxes                                                            119,756                    126,754
Other liabilities                                                                 97,094                     76,608
Minority interest                                                                  4,073                      1,316
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
   Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 358,756                    358,958
  Retained earnings                                                              793,856                    798,068
                                                                              ----------                 ----------
                                                                               1,153,722                  1,158,136
  Less treasury stock, at cost (8.8 and 8.7 million shares, respectively)       (178,884)                  (178,099)
                                                                            ------------                 ----------
Total shareholders' equity                                                       974,838                    980,037
                                                                            ------------                -----------
Total liabilities and shareholders' equity                                    $2,296,839                 $2,280,866
                                                                              ==========                 ==========

See notes to consolidated  financial statements.

                                MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended June 30     Six Months Ended June 30
                                                            --------------------------     ------------------------
                                                              2000            1999           2000           1999
                                                              ----            ----           ----           ----
                                                                   (In thousands, except earnings per share)
Revenues                                                     $581,247       $530,454     $1,151,165      $1,062,302
Expenses:
  Operating                                                   497,570        419,248      1,000,502         827,797
  General and administrative                                   24,844         23,200         50,207          44,525
  Depreciation and amortization                                30,023         28,503         59,698          57,015
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                                 3,816                         10,707
                                                             --------       --------     ----------      ----------
                                                              552,437        474,767      1,110,407         940,044
                                                             --------       --------     ----------      ----------
Income before other income (expenses),
  income taxes and minority interest                           28,810         55,687         40,758         122,258
Other income (expenses):
  Interest expense                                            (15,505)       (13,249)       (29,872)        (26,246)
  Impairment of investments                                   (20,000)                      (20,000)
  Dividend income                                                              4,951                          9,902
  Equity in earnings (losses) of affiliated companies            (115)           859            449           1,356
  Interest income and other                                       750            310          1,301             989
                                                             --------       --------     ----------      ----------
Net other expenses                                            (34,870)        (7,129)       (48,122)        (13,999)
                                                             --------       --------     ----------      ----------

Income (loss) before income taxes and minority interest        (6,060)        48,558         (7,364)        108,259
Income taxes (benefit)                                         (4,020)        14,942         (4,696)         33,615
Minority interest income                                        1,389                         1,544
                                                             --------       --------     ----------      ----------
Income (loss) before extraordinary item                        (3,429)        33,616         (4,212)         74,644
Extraordinary item - gain on sale of assets
  (net of taxes of $4,405)                                                     6,890                          6,890
                                                             --------       --------     ----------      ----------
Net income (loss)                                             $(3,429)       $40,506        $(4,212)        $81,534
                                                             ========       ========     ==========      ==========

Earnings per share - basic
  Income (loss) before extraordinary item                     $ (0.03)       $   .30        $ (0.04)        $   .67
  Extraordinary item (net of taxes)                                              .06                            .06
                                                             --------       --------     ----------      ----------
  Net income (loss)                                           $ (0.03)       $   .37*       $ (0.04)        $   .74*
                                                             ========       ========     ==========      ==========

Earnings per share - diluted
  Income (loss) before extraordinary item                     $ (0.03)       $   .30        $ (0.04)        $   .67
  Extraordinary item (net of taxes)                                              .06                            .06
                                                             --------       --------     ----------      ----------
  Net income (loss)                                           $ (0.03)       $   .36        $ (0.04)        $   .73
                                                             ========       ========     ==========      ==========
Weighted average shares:
     Basic                                                    102,276        110,434        102,297         110,700
     Diluted                                                  102,276        111,689        102,297         111,967
*Doesn't add due to rounding

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended June 30
                                                                                    ------------------------
                                                                                   2000                    1999
                                                                                   ----                    ----
                                                                                          (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                $(4,212)                 $81,534
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                                   59,698                   57,015
  Asset impairment and other non-cash charges                                                               8,160
  Impairment of investments                                                       20,000
  Provision for bad debts                                                         14,747                   10,741
  Minority interest                                                                1,544
  Deferred income taxes                                                           (9,822)
  Gain on sale of assets                                                            (447)                 (11,390)
  Equity in earnings of affiliated companies                                        (449)                  (1,356)
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                    (9,179)                 (68,999)
   Prepaid expenses and other assets                                               1,419                   (7,497)
   Liabilities                                                                    41,417                  (38,742)
                                                                                 -------                  -------
Total adjustments                                                                118,928                  (52,068)
                                                                                 -------                  -------
Net cash provided by operating activities                                        114,716                   29,466
                                                                                 -------                  -------
INVESTING ACTIVITIES
Investment in property and equipment                                             (64,982)                (101,235)
Investment in systems development                                                 (5,544)                  (3,988)
Acquisition of businesses                                                        (12,402)                  (7,593)
Proceeds from sale of assets                                                       4,809                   96,555
Increase due to consolidation of subsidiary                                       15,701
                                                                                 -------                  -------
Net cash used in investing activities                                            (62,418)                 (16,261)
                                                                                 -------                  -------
FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit agreements                         (28,500)                  26,100
Principal payments of long-term debt                                              (4,217)                  (2,371)
Proceeds from stock options and common stock                                         111                    1,128
Purchase of common stock for treasury                                             (1,066)                 (56,419)
                                                                                 -------                  -------
Net cash used in financing activities                                            (33,672)                 (31,562)
                                                                                 -------                 --------

Net increase (decrease) in cash and cash equivalents                              18,626                  (18,357)
Cash and cash equivalents at beginning of period                                  12,287                   33,718
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $30,913                  $15,361
                                                                                 =======                  =======



                 See note to consolidated financial statements.

                                MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature, except as discussed in Note 2 below and in Management's Discussion and Analysis regarding general and professional liability expense, impairment of investments and other reserves. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

During the second quarter of 2000, the Company changed the accounting for its investment in In Home Health, Inc. (IHHI) from the equity method to consolidation due to an increase in ownership from 41 percent to 61 percent. Retroactive to January 1, 2000, the Company began consolidating 100 percent of the results of IHHI and deducting the minority interest share on an after-tax basis. IHHI's revenues were $24.2 million and $48.5 million for the three months and six months ended June 30, 2000, respectively, and operating expenses were $21.2 million and $42.8 million for the same periods, respectively. The Company has reclassified IHHI's expense categories to more closely conform to the Company's presentation.

At June 30, 2000, the Company operated 301 skilled nursing and 47 assisted living facilities, 87 outpatient therapy clinics, one acute care hospital and 38 home health offices. IHHI provided its services through 39 offices in 20 markets located in 15 states.

NOTE 2 - RESTRUCTURING CHARGE, MERGER EXPENSES, ASSET IMPAIRMENT AND OTHER RELATED CHARGES

During the first half of 1999, the Company recorded restructuring and other charges of $10.7 million in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges in 1998 and 1999 decreased from $2.0 million at December 31, 1999 to $0.2 million at June 30, 2000. The payments during the first half of 2000 were attributable to employee benefit and exit costs.

NOTE 3 - EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                                    Three months ended June 30         Six months ended June 30
                                                    --------------------------         ------------------------
                                                        2000           1999             2000            1999
                                                        ----           ----             ----            ----
                                                            (In thousands, except earnings per share)
Numerator:
   Income (loss) before extraordinary item
     [income (loss) available to common
     shareholders]                                     $(3,429)       $33,616           $(4,212)       $74,644
                                                       =======        =======           =======        =======
Denominator:
   Denominator for basic EPS -
     weighted-average shares                           102,276        110,434           102,297        110,700
   Effect of dilutive securities:
     Stock options                                                      1,255                            1,267
                                                       -------        -------           -------        -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                    102,276        111,689           102,297        111,967
                                                       =======        =======           =======        =======

EPS - income (loss) before extraordinary item
Basic and Diluted                                        $(.03)          $.30             $(.04)          $.67

The dilutive effect of stock options would have been 442,000 shares and 587,000 shares for the three months and six months ended June 30, 2000, respectively. These shares were not included in the calculation because the effect would be anti-dilutive with a net loss.

NOTE 4 - SEGMENT INFORMATION

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes. The "Other" category is not comparative as IHHI is included on a consolidated basis in 2000 and on the equity method in 1999. See Management's Discussion and Analysis for a discussion of unusual expenses recorded in the first and second quarter of 2000.


                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)
Three months ended June 30, 2000
     Revenues from external customers                          $496,497          $84,750          $581,247
     Intercompany revenues                                                         6,992             6,992
     Depreciation and amortization                               28,321            1,702            30,023
     Operating margin                                            89,157           (5,480)           83,677

Three months ended June 30, 1999
     Revenues from external customers                           474,391           56,063           530,454
     Intercompany revenues                                                         5,283             5,283
     Depreciation and amortization                               27,345            1,158            28,503
     Operating margin                                            99,316           11,890           111,206

Six months ended June 30, 2000
     Revenues from external customers                           984,872          166,293         1,151,165
     Intercompany revenues                                                        13,400            13,400
     Depreciation and amortization                               54,363            5,335            59,698
     Operating margin                                           145,966            4,697           150,663

Six months ended June 30, 1999
     Revenues from external customers                           947,863          114,439         1,062,302
     Intercompany revenues                                                        10,281            10,281
     Depreciation and amortization                               55,010            2,005            57,015
     Operating margin                                           203,426           31,079           234,505

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
During the second quarter of 2000, the Company changed the accounting for its investment in In Home Health, Inc. (IHHI) from the equity method to consolidation due to an increase in ownership from 41 percent to 61 percent. Retroactive to January 1, 2000, the Company began consolidating 100 percent of the results of IHHI and deducting the minority interest share on an after-tax basis. IHHI's revenues were $24.2 million and $48.5 million for the three months and six months ended June 30, 2000, respectively, and operating expenses were $21.2 million and $42.8 million for the same periods, respectively.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance included the sale of 26 centers and lease of two centers to Alterra in 1999 and the creation of a joint venture in 1999 to develop and construct specialized assisted living residences in the Company's core markets. The Company, Alterra and a development joint venture have jointly and severally guaranteed a revolving line of credit. The line of credit was reduced from $200 million to $60 million on March 30, 2000. The reduction in the revolving credit agreement reflects a modification in the joint development intentions of the partners due in part to lower development activity than originally planned. At June 30, 2000, there was $57 million of guaranteed debt outstanding under the $60 million revolving line of credit. As a result of a change in the credit agreement and its relationship with Alterra, the Company purchased six facilities in the second quarter of 2000 that were originally contributed by the Company in September 1999 to various project companies of which the joint venture has a 10 percent equity interest. The Company paid $2.7 million in cash for the six facilities and reclassified its receivable related to developing these assets of $21.6 million to property and equipment. Of this amount, $14.4 million was a receivable at December 31, 1999.

During the second quarter of 1999, the Company closed on three of the 26 assisted living facilities sold to Alterra for $13 million realizing a $0.6 million extraordinary gain and contributed fourteen properties to various project companies or partnerships for $57 million recognizing no gain or loss.

RESULTS OF OPERATIONS
As explained in the overview, the Company changed the accounting for its investment in IHHI retroactive to January 1, 2000. In the table below, IHHI's financial results have been removed from 2000 to be comparative with 1999.

                                            Three Months Ended June 30          Six Months Ended June 30
                                            --------------------------          ------------------------
                                               2000             1999             2000             1999
                                               ----             ----             ----             ----
                                                                   (In thousands)
Revenues                                     $557,023          $530,454       $1,102,697        $1,062,302
Expenses:
  Operating                                   476,333           419,248          957,647           827,797
  General and administrative                   22,981            23,200           46,585            44,525
  Depreciation and amortization                29,721            28,503           59,089            57,015

Revenues for the three months ended June 30, 2000 increased $26.6 million or 5 percent as compared to the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $35.0 million or 7 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $30.5 million or 7 percent due to increases in rates ($25.2 million) and capacity ($5.8 million) partially offset by a decrease in occupancy ($0.5 million).

Revenues for the six months ended June 30, 2000 increased $40.4 million or 4 percent as compared to the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $56.8 million or 5 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $53.4 million or 6 percent due to increases in rates ($37.7 million) and capacity ($19.6 million) partially offset by a decrease in occupancy ($3.9 million).

The increase in rates was attributable to private, Medicaid and Medicare. The Medicare rate increase in the second quarter related to provisions in the Balanced Budget Refinement Act (BBRA 99) passed by Congress in November 1999 that included the temporary increase in payment for certain high cost nursing home patients and the benefit of early adoption to the new federal rates, which was completed in many of the Company's facilities in June. After the end of the quarter, the Health Care Financing Administration announced that it would delay implementation of its refinement proposal related to the Medicare changes in the BBRA 99 that would have eliminated the increase for certain high cost nursing home patients.

The growth in bed capacity between 1999 and 2000 was due to the opening of three skilled nursing facilities as well as other bed additions. The occupancy levels remained at 86 percent for the three months and six months ended June 30, 1999 and 2000. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for the three months and six months ended June 30, 1999 and 2000.

Operating expenses for the three months ended June 30, 2000 increased $57.1 million or 14 percent from the comparable period in 1999. By excluding facilities sold or leased in 1999, operating expenses increased $61.8 million or 15 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $37.0 million. These increases primarily related to labor costs, including temporary staffing, of $18.5 million and general and professional liability costs of $7.9 million (see further explanation below), as well as increases in ancillary costs and other general expenses. Operating expenses from the Company's transcription business increased $3.7 million. The unusual operating expenses for the second quarter totaled $17.7 million that included $3.2 million for expenses related to the discontinued Manor Care buy-out transaction, $7.3 million reserve for amounts due from Genesis Health Ventures, Inc. (Genesis) as a result of Genesis' bankruptcy filing on June 22, 2000 and $7.2 million reserve for amounts due from Alterra or the related development joint venture.

Operating expenses for the six months ended June 30, 2000 increased $129.9 million or 16 percent from the comparable period in 1999. By excluding facilities sold or leased in 1999, operating expenses increased $144.0 million or 18 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $108.6 million, as discussed below. Operating expenses from the Company's transcription business increased $6.8 million, as well as the $17.7 million of unusual expenses recorded in the second quarter as discussed previously.

The major portion of the skilled nursing and assisted living operating expense increase related to recording $33.6 million of general and professional liability expense in the first quarter of 2000 related to prior periods, dating back to the mid-1990s, as well as an increase in current period expense of $14.0 million for the first half of 2000 compared to last year. The additional expense was determined as a result of independent evaluations of the Company's growing potential liability for patient-related litigation despite a continuing good quality record and generally low historical claims experience. The evaluations were prepared in response to the dramatic increases in the average cost per claim and volume of lawsuits filed with the Company and in the long-term care industry in general. The adjustment reflects the additional litigation and settlement costs the Company could incur if there is no change in the current environment, particularly in the state of Florida. Independent evaluations of the industry's experience indicate the need to increase ongoing expense accruals for renewing policy periods and claims that could arise out of this year's experience.

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

The other operating expense increases for skilled nursing and assisted living facilities were attributable to labor costs, including temporary staffing, of $33.0 million, as well as increases in ancillary costs and other general expenses.

General and administrative expense increased $2.1 million for the six months ended June 30, 2000 as compared to the same period in 1999 primarily as a result of legal expenses and general cost increases. Depreciation and amortization increased $1.2 million and $2.1 million for the three months and six months ended June 30, 2000 compared to the same periods in 1999 primarily due to computer software amortization.

The Company recorded restructuring and other charges of $3.8 million and $10.7 million for the three months and six months ended June 30, 1999, respectively, in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges in 1998 and 1999 decreased from $2.0 million at December 31, 1999 to $0.2 million at June 30, 2000. The payments during the first half of 2000 were attributable to employee benefit and exit costs.

Interest expense increased $2.3 million and $3.6 million for the three months and six months ended June 30, 2000 as compared to the same periods in 1999 due to an increase in interest rates, as the average debt outstanding has declined. The impairment of investments of $20 million was attributable to Genesis' bankruptcy filing on June 22, 2000, which represented the remaining book value of Genesis' Series G Cumulative Convertible Preferred Stock (Series G Preferred Stock) as well as another Genesis investment. Dividend income decreased in comparison to the prior year due to two items. First, no dividend income was recorded on the Series G Preferred Stock in 2000. In 1999, the Company recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year. As a result of the nonpayment of the cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 are payable in additional shares of Series G Preferred Stock. Based on Genesis' inability to pay cash dividends and its current operating performance, the Company is fully reserving the dividends in 2000. Second, as a result of changing the accounting for the Company's investment in IHHI in 2000, the preferred stock dividend of $0.6 million per quarter was eliminated in consolidation and was fully reported in 1999 under the equity method of accounting.

The income tax benefit for the three months and six months ended June 30, 2000 included a $1.9 million benefit related to the consolidation of IHHI. IHHI's management concluded that the tax benefits related to net operating loss carryforwards are now more likely than not to be realized in the carryforward periods and therefore, changed the valuation allowance against the deferred tax assets associated with the net operating loss carryforwards established in 1997.

The minority interest income for the three months and six months ended June 30, 2000 represented the minority owners' share of IHHI's net income for those periods. In 1999, IHHI's financial results were not consolidated, instead the Company's share of IHHI's earnings were recorded on the line item equity in earnings of affiliated companies.

In the second quarter of 1999, the Company recorded the gains on sale of assets as an extraordinary item as required after a business combination accounted for as a pooling of interests. The Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property realizing net proceeds of $25 million and a $10.3 million gain ($6.3 million after tax). In conjunction with selling the Manor Care corporate headquarters, three interest rate swaps with a notional amount of $30.3 million that hedged the operating lease payments for the property were terminated for a gain of $0.5 million. The Company closed on three assisted living facilities sold to Alterra for $13 million realizing a $0.6 million gain ($0.3 million after tax).

FINANCIAL CONDITION
The June 30, 2000 balance sheet included the balances of IHHI. The most significant IHHI line items were current assets of $34.2 million, which included cash of $18.7 million and accounts receivable of $11.9 million, and current liabilities of $20.6 million.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
During the first half of 2000, the Company satisfied its cash requirements from cash generated from operating activities. Cash flows from operating activities were $114.7 million for the first half of 2000, an increase of $85.3 million from the same period in 1999. The increase in liabilities was due to the additional accrual for general and professional liability claims discussed previously. The Company used the cash principally for capital expenditures, acquisition of businesses and repayment of debt. Expenditures for property and equipment for six months ended June 30 were $65.0 million in 2000 and $101.2 million in 1999 that included amounts for the construction of new facilities of $31.5 million in 2000 and $52.5 million in 1999.

At June 30, 2000, outstanding borrowings aggregated $627.0 million under the bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $57.4 million.

On May 4, 1999, the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000, and on February 8, 2000, the Board authorized an additional $100 million through December 31, 2001. The Company purchased 90,000 shares for $1.1 million in the first half of 2000 and a total of 8.8 million shares for $181.4 million since May 1999. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; changes in current trends in the cost and volume of general and professional liability claims; competition; changes in business strategy or development plans; and the ability to attract and retain qualified personnel. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risks since December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Since May of 1999, the Company and certain related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. ("Genesis") and its subsidiary, NeighborCare Pharmacy Services, Inc. ("NeighborCare"). On or about June 22, 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. The status of the various Genesis/NeighborCare lawsuits is discussed below.

On May 7, 1999, Genesis filed suit in federal district court in Delaware against the Company, its wholly owned subsidiary, Manor Care of America, Inc. (formerly known as Manor Care, Inc. ("Manor Care")), its Chief Executive Officer, Paul A. Ormond, and its Chairman, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink"), an approximately 50 percent owned subsidiary of Manor Care, and that such alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that the Company's ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by Manor Care. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete. On June 10, 1999, Genesis filed an amended complaint that was substantively identical to the original complaint. On June 29, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On or about March 22, 2000, the court granted the defendants' motion to stay the action in its entirety pending the arbitration discussed below, but denied the motion with respect to the alternative request to dismiss the action. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

On August 27, 1999, Manor Care filed a separate action against Genesis concerning its 1998 acquisition of Vitalink. Manor Care's lawsuit charges Genesis with violations of Section 11 and Section 12 of the Securities Act of 1933, based upon Genesis' misrepresentations and/or misleading omissions in connection with Genesis' issuance of approximately $293 million of Genesis Preferred Stock as consideration to Manor Care for its approximately 50 percent interest in Vitalink. Manor Care seeks, among other things, compensatory damages and recission voiding Manor Care's purchase of the Genesis Preferred Stock and requiring Genesis to return to Manor Care the consideration that it paid at the time of the Vitalink sale. On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate Manor Care's lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. Both of Genesis' motions were pending before the court as of the time the matter was automatically stayed by Genesis' June 22, 2000 bankruptcy filing.

Additionally, on May 7, 1999, NeighborCare instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, Manor Care and ManorCare Health Services, Inc. ("MHS") seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain Master Service Agreements ("MSAs") between Vitalink (n/k/a NeighborCare) and MHS. NeighborCare also instituted arbitration proceedings (the "Arbitration") against the same defendants, seeking substantially the same relief as sought in the Maryland Action with respect to one of the MSAs at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, NeighborCare and the defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; and (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration. NeighborCare has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. On June 15, 1999, the defendants filed an answer and counterclaim, denying the material allegations in the Amended Demand, and they subsequently moved to dismiss three of the six claims alleged in the Amended Demand. On or about May 17, 2000, the Arbitrator granted in part the defendants' motion to dismiss, thereby dismissing two of NeighborCare's six claims. On or about May 23, 2000, based upon NeighborCare's representation that it would likely file for bankruptcy before it could complete the Arbitration hearing set for the weeks of June 12 and July 3, 2000, the Arbitrator vacated the hearing dates. The matter has been stayed since NeighborCare's June 22, 2000 bankruptcy filing. The Company intends to vigorously defend the Arbitration. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

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

On December 22, 1999, Manor Care filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and Manor Care in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis' June 22, 2000 bankruptcy filing.

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

ITEM 2.  CHANGES IN SECURITIES.
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5.  OTHER INFORMATION.
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)Exhibits

S-K Item
601 No.

27                Financial Data Schedule for the six months ended June 30, 2000

27.1 Financial Data Schedule restated for the three months ended March 31, 2000 due to the consolidation of In Home Health, Inc.

(b) Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Manor Care, Inc.
                                            (Registrant)



Date     August 10, 2000                    By  /s/ Geoffrey G. Meyers
         ------------------                     ----------------------
                                                Geoffrey G. Meyers, Executive
                                                Vice President and Chief
                                                Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

27                Financial Data Schedule for the six months ended June 30, 2000
27.1              Financial Data Schedule restated for the three months ended
                  March 31, 2000 due to the consolidation of In Home Health,
                  Inc.