Form 10-Q
period 2000-09-30
MANOR CARE INC
filed 2000-11-09
CIK 878736

==============================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 252-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2000.

               Common stock, $0.01 par value -- 102,456,532 shares



===============================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                                             Page
Item 1.           Financial Statements (Unaudited)                                          Number
                                                                                            ------
                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999                                     3

                  Consolidated Statements of Income -
                  Three months and nine months ended September 30, 2000 and 1999               4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999                                5

                  Notes to Consolidated Financial Statements                                   6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                  13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                           13

Item 2.           Changes in Securities                                                       16

Item 3.           Defaults Upon Senior Securities                                             16

Item 4.           Submission of Matters to a Vote of Security Holders                         16

Item 5.           Other Information                                                           16

Item 6.           Exhibits and Reports on Form 8-K                                            16

SIGNATURES                                                                                    17

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
         ---------------------

                                MANOR CARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                  2000                      1999
                                                                                  ----                      ----
                                                                               (Unaudited)                (Note 1)
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   36,630                 $   12,287
  Receivables, less allowances for
   doubtful accounts of $63,520 and $58,975, respectively                        345,940                    294,449
  Receivable from sale of assets                                                   8,102                     44,467
  Prepaid expenses and other assets                                               26,727                     28,409
  Deferred income taxes                                                           54,363                     51,539
                                                                               ---------                  ---------
Total current assets                                                             471,762                    431,151

Property and equipment, net of accumulated
 depreciation of $708,915 and $596,391, respectively                           1,577,380                  1,550,507
Intangible assets, net of amortization                                            98,526                     88,286
Net investment in Genesis preferred stock                                                                    19,000
Other assets                                                                     166,848                    191,922
                                                                             -----------                -----------
Total assets                                                                  $2,314,516                 $2,280,866
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 99,155                   $ 86,614
  Employee compensation and benefits                                              63,127                     52,376
  Accrued insurance liabilities                                                   59,635                     35,870
  Income tax payable                                                               4,925                     14,906
  Other accrued liabilities                                                       55,068                     33,266
  Revolving loans                                                                139,000                    179,000
  Long-term debt due within one year                                               5,537                      6,617
                                                                              ----------                 ----------
Total current liabilities                                                        426,447                    408,649

Long-term debt                                                                   661,089                    687,502
Deferred income taxes                                                            119,756                    126,754
Other liabilities                                                                109,303                     76,608
Minority interest                                                                  4,266                      1,316
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares
  authorized
  Common stock, $.01 par value, 300 million shares
  authorized, 111.0 million shares issued                                          1,110                      1,110
  Capital in excess of par value                                                 344,127                    358,958
  Retained earnings                                                              814,229                    798,068
                                                                              ----------                 ----------
                                                                               1,159,466                  1,158,136
  Less treasury stock, at cost (8.4 and 8.7 million shares, respectively)       (165,811)                  (178,099)
                                                                             -----------                 ----------
Total shareholders' equity                                                       993,655                    980,037
                                                                             -----------                -----------
Total liabilities and shareholders' equity                                    $2,314,516                 $2,280,866
                                                                              ==========                 ==========


                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                   September 30                   September 30
                                                                   ------------                   ------------
                                                              2000            1999           2000           1999
                                                              ----            ----           ----           ----
                                                                   (In thousands, except earnings per share)


Revenues                                               $   604,531     $   536,732      $ 1,755,696     $ 1,599,034
Expenses:
  Operating                                                501,144         424,244        1,501,646       1,252,041
  General and administrative                                26,835          23,210           77,042          67,735
  Depreciation and amortization                             30,683          29,361           90,381          86,376
  Provision for restructuring charge,
    merger expenses, asset impairment
    and other related charges                                                4,080                           14,787
                                                       -----------     -----------      -----------     -----------
                                                           558,662         480,895        1,669,069       1,420,939
                                                       -----------     -----------      -----------     -----------
Income before other income (expenses),
    income taxes and minority interest                      45,869          55,837           86,627         178,095
Other income (expenses):
  Interest expense                                         (15,369)        (14,264)         (45,241)        (40,510)
  Impairment of investments                                                                 (20,000)
  Dividend income                                                            4,951                           14,853
  Equity in earnings of affiliated companies                   821             473            1,270           1,829
  Interest income and other                                    780           1,376            2,081           2,365
                                                       -----------     -----------      -----------     -----------
Net other expenses                                         (13,768)         (7,464)         (61,890)        (21,463)
                                                       -----------     -----------      -----------     -----------

Income before income taxes and minority interest            32,101          48,373           24,737         156,632
Income taxes                                                11,556          14,876            6,860          48,491
Minority interest income                                       172                            1,716
                                                       -----------     -----------      -----------     -----------
Income before extraordinary item                            20,373          33,497           16,161         108,141
Extraordinary item - gain on sale of assets
   (net of taxes of $3,866 and $8,271 respectively)                          6,047                           12,937
                                                       -----------     -----------      -----------     -----------
Net income                                             $    20,373     $    39,544      $    16,161     $   121,078
                                                       ===========     ===========      ===========     ===========

Earnings per share - basic
  Income before extraordinary item                     $      0.20     $      0.32      $      0.16     $      0.99
  Extraordinary item (net of taxes)                                           0.06                             0.12
                                                       -----------     -----------      -----------     -----------
  Net income                                           $      0.20     $      0.37*     $      0.16     $      1.11
                                                       ===========     ===========      ===========     ===========

Earnings per share - diluted
  Income before extraordinary item                     $      0.20     $      0.31      $      0.16     $      0.98
  Extraordinary item (net of taxes)                                           0.06                             0.12
                                                       -----------     -----------      -----------     -----------
  Net income                                           $      0.20     $      0.37      $      0.16     $      1.10
                                                       ===========     ===========      ===========     ===========

Weighted average shares:
     Basic                                                 102,205         106,212          102,266         109,187
     Diluted                                               103,276         107,253          103,015         110,379
*Doesn't add due to rounding


                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                                 ------------------------------
                                                                                   2000                    1999
                                                                                   ----                    ----
                                                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                                                       $16,161                 $121,078
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                   90,381                   86,836
  Asset impairment and other non-cash charges                                                              12,240
  Impairment of investments                                                       20,000
  Provision for bad debts                                                         22,502                   18,734
  Minority interest                                                                1,716
  Deferred income taxes                                                           (9,822)
  Gain on sale of assets                                                            (361)                 (21,015)
  Equity in earnings of affiliated companies                                      (1,270)                  (1,829)
  Changes in assets and liabilities, excluding sold
    facilities and acquisitions:
   Receivables                                                                   (37,481)                 (63,268)
   Prepaid expenses and other assets                                               6,961                  (15,103)
   Liabilities                                                                    74,869                  (11,104)
                                                                                --------                 --------
Total adjustments                                                                167,495                    5,491
                                                                                 -------                ---------
Net cash provided by operating activities                                        183,656                  126,569
                                                                                 -------                  -------

INVESTING ACTIVITIES
Investment in property and equipment                                             (91,006)                (126,589)
Investment in systems development                                                 (8,402)                  (6,368)
Acquisition of businesses                                                        (12,402)                  (8,594)
Proceeds from sale of assets                                                       5,235                  263,603
Increase due to consolidation of subsidiary                                       15,701
                                                                                --------                  -------
Net cash provided by (used in) investing activities                              (90,874)                 122,052
                                                                                --------                  -------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                      (61,500)                 (23,000)
Principal payments of long-term debt                                              (4,537)                  (5,132)
Proceeds from stock options and common stock                                         267                    1,325
Purchase of common stock for treasury                                             (2,669)                (163,756)
                                                                                --------                 --------
Net cash used in financing activities                                            (68,439)                (190,563)
                                                                                 -------                 --------

Net increase in cash and cash equivalents                                         24,343                   58,058
Cash and cash equivalents at beginning of period                                  12,287                   33,718
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $36,630                  $91,776
                                                                                 =======                  =======


                See notes to consolidated financial statements.

                                MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature, except as discussed in Note 2 below and in Management's Discussion and Analysis regarding general and professional liability expense, impairment of investments and other reserves. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

During the second quarter of 2000, the Company changed the accounting for its investment in In Home Health, Inc. (IHHI) from the equity method to consolidation due to an increase in ownership from 41 percent to 61 percent. Retroactive to January 1, 2000, the Company began consolidating 100 percent of the results of IHHI and deducting the minority interest share on an after-tax basis. IHHI's revenues were $24.7 million and $73.2 million for the three months and nine months ended September 30, 2000, respectively, and operating expenses were $21.6 million and $64.3 million for the same periods, respectively. The Company has reclassified IHHI's expense categories to more closely conform to the Company's presentation.

At September 30, 2000, the Company operated 299 skilled nursing and 52 assisted living facilities, 88 outpatient therapy clinics, one acute care hospital and 38 home health offices. IHHI provided its services through 39 offices in 20 markets located in 15 states.

NOTE 2 - RESTRUCTURING CHARGE, MERGER EXPENSES, ASSET IMPAIRMENT AND OTHER RELATED CHARGES

During the first nine months of 1999, the Company recorded restructuring and other charges of $14.8 million in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges decreased from $2.0 million at December 31, 1999 to $0.1 million at September 30, 2000. The payments during the first nine months of 2000 were attributable to employee benefit and exit costs.

NOTE 3 - EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:


                                                        Three months ended                Nine months ended
                                                           September 30                     September 30
                                                           ------------                     ------------
                                                        2000           1999             2000            1999
                                                        ----           ----             ----            ----
                                                            (In thousands, except earnings per share)
Numerator:
   Income before extraordinary item
     (income available to common shareholders)         $20,373        $33,497           $16,161       $108,141
                                                       =======        =======           =======        =======
Denominator:
   Denominator for basic EPS -
     weighted-average shares                           102,205        106,212           102,266        109,187

   Effect of dilutive securities:
     Stock options                                         934          1,041               703          1,192
     Nonvested restricted stock                            137                               46
                                                       -------        -------           -------        -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                    103,276        107,253           103,015        110,379
                                                       =======        =======           =======        =======

EPS - income before extraordinary item
     Basic                                                $.20           $.32              $.16           $.99
     Diluted                                              $.20           $.31              $.16           $.98


NOTE 4 - SEGMENT INFORMATION

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes. The "Other" category is not comparative as IHHI is included on a consolidated basis in 2000 and on the equity method in 1999. See Management's Discussion and Analysis for a discussion of unusual expenses recorded in the first half of 2000.

                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)
Three months ended September 30, 2000
     Revenues from external customers                          $517,050          $87,481          $604,531
     Intercompany revenues                                                         7,138             7,138
     Depreciation and amortization                               28,017            2,666            30,683
     Operating margin                                            92,605           10,782           103,387

                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)
Three months ended September 30, 1999
     Revenues from external customers                          $480,450          $56,282          $536,732
     Intercompany revenues                                                         5,169             5,169
     Depreciation and amortization                               26,648            2,713            29,361
     Operating margin                                            99,057           13,431           112,488

Nine months ended September 30, 2000
     Revenues from external customers                         1,501,922          253,774         1,755,696
     Intercompany revenues                                                        20,538            20,538
     Depreciation and amortization                               82,380            8,001            90,381
     Operating margin                                           238,571           15,479           254,050

Nine months ended September 30, 1999
     Revenues from external customers                         1,428,313          170,721         1,599,034
     Intercompany revenues                                                        15,450            15,450
     Depreciation and amortization                               81,658            4,718            86,376
     Operating margin                                           302,483           44,510           346,993

NOTE 5 - DEBT

The Company's $200 million credit agreement (364 Day Agreement), which matured September 22, 2000, was amended and now matures September 21, 2001.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Because the Company currently does not use derivatives, management believes that the adoption of this Statement will have no effect on earnings or the financial position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the second quarter of 2000, the Company changed the accounting for its investment in In Home Health, Inc. (IHHI) from the equity method to consolidation due to an increase in ownership from 41 percent to 61 percent. Retroactive to January 1, 2000, the Company began consolidating 100 percent of the results of IHHI and deducting the minority interest share on an after-tax basis. IHHI's revenues were $24.7 million and $73.2 million for the three months and nine months ended September 30, 2000, respectively, and operating expenses were $21.6 million and $64.3 million for the same periods, respectively.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance included the sale of 26 centers and lease of two centers to Alterra in 1999 and the creation of a joint venture in 1999 to develop and construct specialized assisted living residences in the Company's core markets. The Company, Alterra and a development joint venture have jointly and severally guaranteed a revolving line of credit. The line of credit was reduced from $200 million to $60 million on March 30, 2000. The reduction in the revolving credit agreement reflects a modification in the joint development intentions of the partners due in part to lower development activity than originally planned. At September 30, 2000, there was $57 million of guaranteed debt outstanding under the $60 million revolving line of credit. As a result of a change in the credit agreement and its relationship with Alterra, the Company purchased six facilities in the second quarter of 2000 that were originally contributed by the Company in September 1999 to various project companies in which the joint venture had a 10 percent equity interest. The Company paid $2.7 million in cash for the six facilities and reclassified its receivable related to developing these assets of $21.6 million to property and equipment. Of this amount, $14.4 million was a receivable at December 31, 1999.

During the second and third quarters of 1999, the Company sold 26 assisted living facilities to Alterra for $159 million realizing a $8.6 million extraordinary gain and contributed twenty properties to various project companies or partnerships for $74 million recognizing no gain or loss.

RESULTS OF OPERATIONS
As explained in the overview, the Company changed the accounting for its investment in IHHI retroactive to January 1, 2000. In the table below, IHHI's financial results have been removed from 2000 to be comparative with 1999.

                                            Three Months Ended Sept. 30        Nine Months Ended Sept. 30
                                            ---------------------------        --------------------------
                                               2000             1999             2000             1999
                                               ----             ----             ----             ----
                                                                   (In thousands)
Revenues                                     $579,824          $536,732       $1,682,521        $1,599,034
Expenses:
  Operating                                   479,509           424,244        1,437,156         1,252,041
  General and administrative                   24,769            23,210           71,354            67,735
  Depreciation and amortization                30,394            29,361           89,483            86,376


Revenues for the three months ended September 30, 2000 increased $43.1 million or 8 percent as compared to the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $47.2 million or 9 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $40.7 million or 9 percent due to increases in rates ($37.0 million) and capacity/occupancy ($3.7 million).

Revenues for the nine months ended September 30, 2000 increased $83.5 million or 5 percent as compared to the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $104.0 million or 7 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $94.1 million or 7 percent due to increases in rates ($74.6 million) and capacity/occupancy ($19.5 million).

The increase in rates was attributable to private, Medicaid and Medicare. The Medicare rate increase related to provisions in the Balanced Budget Refinement Act (BBRA 99) passed by Congress in November 1999 that included the temporary increase in payment for certain high cost nursing home patients and the benefit of early adoption to the new federal rates, which was completed in many of the Company's facilities in June. In the third quarter, the Health Care Financing Administration announced that it would delay implementation of its refinement proposal related to the Medicare changes in the BBRA 99 that would have eliminated the increase for certain high cost nursing home patients.

The growth in bed capacity between 1999 and 2000 was due to the opening of three skilled nursing facilities in 1999 and seven assisted living facilities in the second and third quarters of 2000, as well as other bed additions. The occupancy levels were 87 percent for the three months and nine months ended September 30, 1999 compared to 87 percent and 86 percent for the three months and nine months ended September 30, 2000, respectively. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations was 66 percent and 67 percent for the three months and nine months ended September 30, 1999, respectively, as well as for the same periods in 2000.

Operating expenses for the three months ended September 30, 2000 increased $55.3 million or 13 percent from the comparable period in 1999. By excluding facilities sold or leased in 1999, operating expenses increased $59.8 million or 14 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $47.6 million. These increases primarily related to labor costs, including temporary staffing, of $23.4 million and general and professional liability costs of $9.7 million (see further explanation below), as well as increases in ancillary costs and other general expenses. Operating expenses from the Company's transcription business increased $3.9 million.

Operating expenses for the nine months ended September 30, 2000 increased $185.1 million or 15 percent from the comparable period in 1999. By excluding facilities sold or leased in 1999, operating expenses increased $203.8 million or 17 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $156.2 million, as discussed below. Operating expenses from the Company's transcription business increased $10.6 million and there were $17.7 million of unusual expenses recorded in the second quarter that included $3.2 million for expenses related to the discontinued Manor Care buy-out transaction, $7.3 million reserve for amounts due from Genesis Health Ventures, Inc. (Genesis) as a result of Genesis' bankruptcy filing on June 22, 2000 and $7.2 million reserve for amounts due from Alterra or the related development joint venture.

The major portion of the skilled nursing and assisted living operating expense increase was attributable to recording $33.6 million of general and professional liability expense in the first quarter of 2000 related to a change in estimate incorporating industry experience for claims originating in policy years 1994 through 1999, as well as an increase in current period expense of $23.7 million for the first nine months of 2000 compared to last year. The additional expense was determined as a result of independent evaluations of the Company's growing potential liability for patient-related litigation despite a continuing good quality record and generally low historical claims experience. The evaluations were prepared in response to the dramatic increases in the average cost per claim and volume of lawsuits filed against the Company and in the long-term care industry in general. The adjustment reflects the additional litigation and settlement costs the Company could incur if there is no change in the current environment, particularly in the state of Florida. Independent evaluations of the industry's experience indicate the need to increase ongoing expense accruals for renewing policy periods and claims that could arise out of this year's experience.

General and professional liability claims for the long-term care industry, especially in the state of Florida, have become increasingly expensive. The average cost of a claim in Florida in 1999 was two and one-half times higher than the rest of the country and industry providers in the state are experiencing three times the number of claims compared to the national average.

The Company and other affected providers are actively pursuing legislative and regulatory changes that include tort reform. However, there can be no assurances that legislative changes will be made, or that any such change will have a positive impact on the current trend.

The other operating expense increases for skilled nursing and assisted living facilities were attributable to labor costs, including temporary staffing, of $56.5 million, as well as increases in ancillary costs and other general expenses.

General and administrative expense increased $1.6 million and $3.6 million for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 primarily as a result of employee benefit plans, legal expenses and general cost increases. Depreciation and amortization increased $1.0 million and $3.1 million for the three months and nine months ended September 30, 2000 compared to the same periods in 1999 primarily due to computer software amortization.

The Company recorded restructuring and other charges of $4.1 million and $14.8 million for the three months and nine months ended September 30, 1999, respectively, in connection with the HCR-Manor Care transaction. The liability related to the restructuring and other charges decreased from $2.0 million at December 31, 1999 to $0.1 million at September 30, 2000. The payments during the first nine months of 2000 were attributable to employee benefit and exit costs.

Interest expense increased $1.1 million and $4.7 million for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 due to an increase in interest rates, as the average debt outstanding has declined. The impairment of investments of $20 million was attributable to Genesis' bankruptcy filing on June 22, 2000, which represented the remaining book value of Genesis' Series G Cumulative Convertible Preferred Stock (Series G Preferred Stock) as well as another Genesis investment. Dividend income decreased in comparison to the prior year due to two items. First, no dividend income was recorded on the Series G Preferred Stock in 2000. In 1999, the Company recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year. As a result of the nonpayment of the cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 are payable in additional shares of Series G Preferred Stock. Based on Genesis' inability to pay cash dividends and its current operating performance, the Company is fully reserving the dividends in 2000. Second, as a result of changing the accounting for the Company's investment in IHHI in 2000, the preferred stock dividend of $0.6 million per quarter was eliminated in consolidation and was fully reported in 1999 under the equity method of accounting.

The income tax expense for the nine months ended September 30, 2000 included a $1.9 million tax benefit related to IHHI. IHHI's management concluded that the tax benefits related to net operating loss carryforwards are now more likely than not to be realized in the carryforward periods and therefore, changed the valuation allowance against the deferred tax assets associated with the net operating loss carryforwards established in 1997.

The minority interest income for the three months and nine months ended September 30, 2000 represented the minority owners' share of IHHI's net income for those periods. In 1999, IHHI's financial results were not consolidated, instead the Company's share of IHHI's earnings were recorded on the line item, "equity in earnings of affiliated companies."

In the first nine months of 1999, the Company recorded the gains on sale of assets as extraordinary items as required after a business combination accounted for as a pooling of interests. In the second quarter, the Company exercised a purchase option on Manor Care's corporate headquarters in Gaithersburg, Maryland and sold the property realizing net proceeds of $25 million and a $10.3 million gain ($6.3 million after tax). In the second quarter, the Company closed on three of the twenty-six assisted living facilities sold to Alterra for $13 million realizing a $0.6 million gain ($0.3 million after tax) and in the third quarter closed on the remaining twenty-three facilities for $146 million realizing an $8.0 million gain ($4.9 million after tax).

FINANCIAL CONDITION
The September 30, 2000 balance sheet included the balances of IHHI. The most significant IHHI line items were current assets of $40.8 million, which included cash of $18.6 million and accounts receivable of $18.8 million, and current liabilities of $20.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was postponed in Statement No. 137 and is now effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Because the Company currently does not use derivatives, management believes that the adoption of this Statement will have no effect on earnings or the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2000, the Company satisfied its cash requirements from cash generated from operating activities. Cash flows from operating activities were $183.7 million for the first nine months of 2000, an increase of $57.1 million from the same period in 1999. The increase in liabilities was due to the additional accrual for general and professional liability claims discussed previously. The Company used the cash principally for capital expenditures, acquisition of businesses and repayment of debt. Expenditures for property and equipment for nine months ended September 30 were $91.0 million in 2000 and $126.6 million in 1999 that included amounts for the construction of new facilities of $44.9 million in 2000 and $67.1 million in 1999.

The Company's $200 million credit agreement (364 Day Agreement), which matured September 22, 2000, was amended and now matures September 21, 2001. At September 30, 2000, outstanding borrowings aggregated $594.0 million under its bank credit agreements. After consideration of usage for letters of credit, the remaining credit availability under the agreements totaled $78.1 million.

On May 4, 1999, the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000, and on February 8, 2000, the Board authorized an additional $100 million through December 31, 2001. The Company purchased 215,000 shares for $2.7 million in the first nine months of 2000 and a total of 8.9 million shares for $183.0 million since May 1999. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

There have been no significant changes in the Company's long-term debt since December 31, 1999.

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

On August 27, 1999, Manor Care filed a separate action in federal district court in Delaware against Genesis concerning its 1998 acquisition of Vitalink. Manor Care's lawsuit charges Genesis with violations of Section 11 and Section 12 of the Securities Act of 1933, based upon Genesis' misrepresentations and/or misleading omissions in connection with Genesis' issuance of approximately $293 million of Genesis Preferred Stock as consideration to Manor Care for its approximately 50 percent interest in Vitalink. Manor Care seeks, among other things, compensatory damages and recission voiding Manor Care's purchase of the Genesis Preferred Stock and requiring Genesis to return to Manor Care the consideration that it paid at the time of the Vitalink sale. On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate Manor Care's lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. On or about September 29, 2000, the Court granted in part and denied in part Genesis' motion to dismiss and also denied Genesis' motion to consolidate the lawsuits.

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

Item 2.  CHANGES IN SECURITIES.
         ----------------------
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
None

Item 5.  OTHER INFORMATION.
         ------------------
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------
(a) Exhibits

S-K Item
601 NO.
--------
4 Second Amendment to Five Year Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent.

4.1 Third Amendment to 364 Day Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions and Bank of America, N.A., as Administrative Agent.

27       Financial Data Schedule for the nine months ended
         September 30, 2000

(b)  Reports on Form 8-K
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Manor Care, Inc.
                              (Registrant)



Date   November 9, 2000       by  /s/ Geoffrey G. Meyers
      -------------------         ----------------------
                                  Geoffrey G. Meyers, Executive Vice President
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

4 Second Amendment to Five Year Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent.

4.1 Third Amendment to 364 Day Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions and Bank of America, N.A., as Administrative Agent.

27       Financial Data Schedule for the nine months ended September 30, 2000