Form 10-K405
period 2000-12-31
MANOR CARE INC
filed 2001-02-20
CIK 878736

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Based on the closing price of $19.25 per share on January 31, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,868,803,725. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates," as that term is defined under the Securities Act of 1934.

            The number of shares of Common Stock, $.01 par value, of Manor Care, Inc. outstanding as of January 31, 2001 was 102,650,514.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference in the Part indicated:

     Specific portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 8, 2001 are incorporated by reference in Part III.


                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS


PART I

        Item 1.      Business .............................................................2
        Item 2.      Properties ..........................................................12
        Item 3.      Legal Proceedings ...................................................13
        Item 4.      Submission of Matters to a Vote of Security Holders .................16

PART II

        Item 5.      Market for Registrant's Common Stock and Related
                     Shareholder Matters .................................................16
        Item 6.      Selected Financial Data .............................................17
        Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .................................18
        Item 7a.     Quantitative and Qualitative Disclosures about Market Risk...........31
        Item 8.      Financial Statements and Supplementary Data .........................31
        Item 9.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure .................................58

PART III

        Item 10.     Directors and Executive Officers of the Registrant ..................58
        Item 11.     Executive Compensation ..............................................60
        Item 12.     Security Ownership of Certain Beneficial
                     Owners and Management................................................60
        Item 13.     Certain Relationships and Related Transactions ......................60

PART IV

        Item 14.     Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K .........................................................61

SIGNATURES           .....................................................................67

EXHIBITS             ....................................................................E-1

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS

Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company's business relates to long-term care, including skilled nursing care and assisted living, which is the Company's only reportable operating segment. See Notes 5 and 16 to the consolidated financial statements for revenues for certain health care services and segment information, respectively. At December 31, 2000, the Company operated 298 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical and rehabilitation care, and/or Alzheimer's care programs. At December 31, 2000, the Company operated 87 outpatient rehabilitation clinics, an acute care hospital and 78 home health care offices that include the offices of In Home Health, Inc. (IHHI).

The Company owned 41 percent of IHHI at December 31, 1999 and acquired additional shares in June 2000 to increase its ownership to 61 percent. On December 28, 2000, pursuant to a merger agreement approved by IHHI stockholders, the Company purchased the remaining shares of IHHI to increase its ownership to 100 percent. The Company paid approximately $14.0 million for its additional ownership during 2000.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998 to develop a broad-based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Key provisions of the alliance that were implemented in 1999 included the sale of 26 assisted living centers and the lease of two centers to Alterra; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers. In 1999, the Company sold 26 centers to Alterra for $154.5 million and, as part of the development joint venture, contributed 20 facilities valued at $77.8 million. The Company and Alterra jointly and severally guaranteed a line of credit related to the joint venture that was to mature September 30, 2002. In 2000 the following occurred with respect to the joint venture: the Company and Alterra curtailed current and ceased future development activities, reduced the joint venture's revolving line of credit from $200 million to $60 million, and the Company purchased seven facilities that were originally contributed by the Company to the joint venture in 1999. In January 2001, the line of credit was further reduced to $57 million and the maturity date was adjusted to June 29, 2001.

The executive offices of the Company are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. The Company's telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

Long-Term Care Services

The Company is a leading owner and operator of long-term care centers in the United States, with the majority of its facilities operating under the respected Heartland, ManorCare and Arden Courts names.

     Skilled Nursing Centers. The Company's facilities have interdisciplinary teams of experienced medical professionals providing services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. Quality of Life programs are designed to give the highest possible level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. Many of the Company's centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

     Assisted Living Services. The Company has a number of stand-alone assisted living centers as well as units within its skilled nursing centers dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. A comprehensive resident assessment helps determine the appropriate package of services desired or required by each resident. The assisted living staff encourages residents to socialize and participate in a broad spectrum of activities.

Specialty Services

     Subacute Medical and Rehabilitation Care. The Company's commitment to reducing the cost of quality health care is exemplified by its leadership in subacute programs designed to shorten or eliminate hospital stays. Working closely with patients, families and insurers, interdisciplinary teams of experienced medical professionals develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. The Company provides medical and rehabilitation programs for patients recovering from major surgery; severe injury; or serious cardiovascular, respiratory, infectious, endocrine or neurological illnesses.

     Alzheimer's Care. As an industry leader in Alzheimer's care, the Company provides innovative services and facilities for the care of Alzheimer's patients in early, middle and advanced stages of the disease. Specialized care and programming are provided by trained staff for persons with Alzheimer's or related disorders in freestanding Arden Courts facilities and in dedicated units within many of the Company's skilled nursing centers.

Health Care Services

The Company provides rehabilitation therapy in long-term care centers of the Company, other skilled centers, hospitals and the Company's 87 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The Company's home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 78 offices in 18 states. The Company provides program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. The Company owns and operates a general medical/surgical acute care hospital with 172 licensed beds in Texas. The Company entered into long-term management contracts with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery.

Other Services

The Company owns approximately 96 percent of a start-up medical transcription company which converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs, including temporary staffing, account for approximately 64 percent of the Company's operating expenses, and the Company competes with other health care providers with respect to attracting and retaining qualified or skilled personnel. The Company also competes with various industries related to the available labor pool of lower-wage employees. A shortage of nurses or other trained personnel and general inflationary pressures have required the Company to enhance its wage and benefits packages in order to compete for qualified personnel. Although the Company does not currently have a staffing shortage in all markets where the Company operates, there are certain markets with shortages of health care workers where high priced temporary help has been used to supplement staffing levels. If a shortage of nurses or other health care workers occurred in all geographic areas in which the Company operates it could adversely affect the ability of the Company to attract and retain qualified personnel and could further increase its operating costs.

Customers

There are no individual customers or related groups of customers which account for a significant portion of the Company's revenue. The Company does not expect that the loss of a single customer or group of related customers would have a material adverse effect.

Certain classes of patients rely on a common source of funds for payment of the cost of their care. The following table reflects the allocation of such revenue sources among Medicare, Medicaid, and private pay and other sources for the last three years for services related to skilled nursing, assisted living and rehabilitation operations.

                                     2000          1999        1998
                                     ----          ----        ----
         Medicaid                     33%           33%         29%
         Medicare                     24%           20%         22%
         Private pay & other          43%           47%         49%
                                     ----          ----        ----
                                     100%          100%        100%
                                     ====          ====        ====

Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, such rates are largely determined by market forces and costs.

The government reimbursement programs such as Medicare and Medicaid prescribe, by regulation, the billing methods and amounts which may be charged and reimbursed for the care of patients covered by such programs. On August 5, 1997, Congress enacted the Balanced Budget Act of 1997 (Budget Act), which sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contained numerous changes affecting Medicare payments to skilled nursing facilities, home health agencies, hospices and therapy providers, among others. For cost reporting periods beginning prior to July 1, 1998, Medicare reimbursement for skilled nursing facilities operated on a retrospective payment system in which each facility received an interim payment during the year, which was later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. The Budget Act resulted in a shift to a prospective Medicare payment system (PPS) in which skilled nursing facilities are reimbursed at a per diem rate for specific covered services regardless of their actual cost. Specifically, the Budget Act provided that, over three cost reporting periods beginning on or after July 1, 1998, the Medicare program phased in this prospective payment system. The Budget Act also required a prospective payment system to be established for home health services that began October 1, 2000. The Budget Act also reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility in the administration of their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of "efficiently and economically operated" nursing facilities.

In November 1999, Congress passed the Medicare Balanced Budget Refinement Act (BBRA 99). In addition, in December 2000 Congress passed the Medicare, Medicaid, and State Child Health Insurance Program (SCHIP) Benefits Improvement and Protection Act of 2000 (BIPA 2000). Both the BBRA 99 and the BIPA 2000 redress certain reductions in Medicare reimbursement resulting from the Budget Act. There are several provisions of the BBRA 99 that positively affected the Company beginning primarily in the latter half of 2000 and that will continue through 2001. First, there was a temporary increase in the payment for certain high cost nursing home patients, for services provided beginning April 1, 2000. This provision was amended by BIPA 2000 to redistribute the amounts applicable to rehabilitation patients from three specific categories to all categories. This temporary increase will continue until such time as the Secretary of the Department of Health and Human Services implements a refined case mix system to better account for medically complex patients. Second, the federal per diem rates will be increased under the BBRA 99 by an additional 4 percent per year for the 12 months ended September 30, 2001 and 2002. Third, for cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100 percent of the federal per diem rate. Fourth, certain specific services or items (ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices) furnished on or after April 1, 2000 may be reimbursed in addition to the PPS per diem rate. Fifth, there is a two-year moratorium on the annual $1,500 therapy caps each for physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. This provision was amended by the BIPA 2000, extending the moratorium through September 30, 2002. Sixth, there is a delay in the 15 percent reduction in the base payment level for the Company's home health business until October 2001. This provision was also amended by BIPA 2000, extending the delay through September 30, 2002. In addition, BIPA 2000 requires that the Government Accounting Office (GAO) submit a report to the Congress by April 1, 2002 analyzing the need for the 15 percent reduction on payment limits for home health services.

In addition to the changes noted above, there are several other BIPA 2000 provisions that will positively affect the Company beginning in the second quarter of 2001. First, the inflation index used to trend the skilled nursing facility prospective rates forward for fiscal 2001 was revised upward. Second, effective April 1, 2001 and continuing through September 30, 2002, the nursing component of the case mix adjusted portion of federal prospective rate will be increased by 16.66 percent. Third, BIPA 2000 provides a 5 percent increase in rates for hospice services furnished on or after April 1, 2001 through September 30, 2002.

There can be no assurances that payments from governmental or private payors will remain at levels comparable to levels described above or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement from such programs. The Company cannot now predict whether any changes in reimbursement will be adopted in the future or what effect any such changes, if adopted, would have on the Company.

Regulation and Licenses

         General. Health care is an area of extensive and frequent regulatory change. Various aspects of the Company's business are subject to regulation by the federal government and the states in which the Company operates. Skilled nursing facilities, assisted living facilities (in some states) and other health care businesses, including home health agencies and hospices, are subject to annual licensure and other regulatory requirements. In particular, the operation of nursing facilities and the provision of health care services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, and compliance with building codes and environmental laws. Skilled nursing facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program, and the ability to participate in other third-party programs. The Company is also subject to inspection regarding record keeping and inventory control. From time to time, the Company, like others in the health care industry, may receive notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with applicable standards. Such notices may require the Company to take corrective action, and may impose civil money penalties and/or other operating restrictions on the Company. Failure of the skilled nursing facilities to comply with such directives or otherwise to be in substantial compliance with licensure and certification laws, rules and regulations could result in loss of certification as a Medicare and Medicaid provider and/or a loss of licensure. The Company's assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. Failure of the assisted living facilities to be in compliance with licensing requirements could result in loss of licensure. In most states, assisted living facilities also are subject to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at the federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of the Company's health care businesses may have a significant impact on the Company's methods and costs of doing business.

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

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care initiatives (such as reductions in funding of the Medicare and Medicaid programs; potential changes in reimbursement regulations by the Health Care Financing Administration; enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and greater state flexibility in the administration of Medicaid) could adversely affect the Company.

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

     Anti-Remuneration Laws. The Company is also subject to federal and state laws which govern financial and other arrangements involving health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation or arrangement of, a particular provider for medical products and services. These laws include the federal "Stark Legislation" which prohibits, with limited exceptions, the referral of patients for certain designated health services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has a financial interest. The January 2001 final rule (Phase I) to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. Certain statutory exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Phase I of the final rule also sets forth additional exceptions. Most of this rule will become effective January 4, 2002, except for provisions governing referrals for home health care services which become effective April 6, 2001. Phase II of the final rule, which will cover the remaining portions of the statute, including those pertaining to Medicaid, is expected to be released in 2001. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things: recognizes an exception for referrals for residents covered under a Part A skilled nursing facility stay; conforms the supervision requirements to Medicare coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates various new exceptions, including for indirect compensation arrangements. Although the Company has sought to comply in all respects with all applicable provisions of the Stark Legislation, there can be no assurance that its physician arrangements will be found to be in compliance with the Stark Legislation, as such law ultimately may be interpreted. In addition, the Company is subject to the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients, or the purchasing, leasing, ordering, or arranging for any goods, services or items for which payment can be made under Medicare, Medicaid or other federal health care programs. Possible sanctions for violation of the anti-kickback law include criminal penalties, civil money penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs.

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

     Related Party Rule. Prior to the implementation of the prospective payment system for skilled nursing facilities (i.e., for cost reporting periods beginning prior to July 1, 1998), the Medicare program limited certain allowable costs for items and services provided by companies that are associated or affiliated with, have control of, or are controlled by, a Medicare provider. Many state Medicaid programs have adopted the same rule in determining costs that will be included in the payment rates. Unless a provider qualifies for the exception to the related party rule, the Medicare program will only reimburse the provider for the cost incurred by the related party in providing products or services, rather than the related party's charge. An organization can qualify for the exception to the related party rule by meeting the following criteria:
1) the entities are bona fide separate organizations; 2) a substantial part of the supplying organization's business activity is conducted with non-related organizations and there is an open, competitive market for such services or products; 3) the services or products are commonly obtained by a provider from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by the providers; and 4) the charge to the provider is in line with the charge for such services and products in the open market and no more than the charge made under comparable circumstances to others. The Medicare program has taken the position that a subsidiary of the Company providing rehabilitation management services is a related party and that certain fees paid to this entity should be adjusted based upon the related party rule. The Company is in the process of appealing the Medicare program's decision to adjust these fees. The Company believes that, to the extent this subsidiary or any other subsidiary of the Company is considered to be a related party for purposes of this rule, the operations of each such subsidiary would qualify for the exception to the related party rule. However, there can be no assurance that the interpretation and application of the related party rule and the exception thereto by governmental authorities will result in the Company qualifying for the exception. The application of the Medicare related party rule could adversely affect allowable payments to the Company's skilled nursing facilities for pre-July 1, 1998 cost reports.

     False Claim Regulation. False claims are prohibited pursuant to criminal and civil statutes. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under HIPPA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which is defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. Penalties for violations are fines of not less than $5,500 nor more than $11,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. Although the Company has sought to comply with such statutes, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of, and business transactions by, the Company.

     Health Information Practices. HIPAA also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among the standards that the Department of Health and Human Services adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures.

Second, the Department of Health and Human Services has released new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, and we will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, to become effective in mid-April,

2001, with a compliance date of February 26, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be changes to the privacy standards or their compliance date. With respect to the security regulations, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of such compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on its current knowledge, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

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

Employees

As of December 31, 2000, the Company had approximately 54,000 full-and part-time employees. Approximately 6,000 of the employees are salaried and the remainder are paid on an hourly basis. Approximately 2,000 of the employees are members of labor unions.

ITEM 2.  PROPERTIES
-------------------
The principal properties of the Company and its subsidiaries, which are of material importance to the conduct of their business, consist of 354 long-term care centers located in 32 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. The Company believes that all of its centers have been well maintained and are suitable for the conduct of its business. For the year ended December 31, 2000, approximately 86 percent of the beds were utilized.

The following table shows the number and location of centers and beds operated by the Company as of December 31, 2000.


                                                    Number of Centers
                                                    -----------------
                                                               Assisted
                                                   Skilled      Living             Number of Beds
                                                   -------    ---------            --------------
         Pennsylvania                                 46           10                     8,146
         Florida                                      36           11                     6,005
         Ohio                                         43            6                     5,996
         Illinois                                     29            6                     4,194
         Michigan                                     26            1                     3,490
         Texas                                        19            2                     3,122
         Maryland                                     13            8                     2,570
         California                                    9            1                     1,388
         Wisconsin                                    10                                  1,154
         Indiana                                       5            1                     1,061
         Virginia                                      6            1                       978
         West Virginia                                 7                                    940
         South Carolina                                7                                    853
         New Jersey                                    4            4                       736
         Oklahoma                                      6                                    714
         Washington                                    4                                    483
         Kansas                                        3                                    466
         New Mexico                                    3                                    455
         Missouri                                      3                                    430
         Iowa                                          4                                    406
         Delaware                                      2            1                       347
         Colorado                                      2                                    300
         Kentucky                                      1            1                       264
         Georgia                                       2                                    257
         North Dakota                                  2                                    215
         Tennessee                                     1                                    211
         Connecticut                                                3                       180
         Nevada                                        1                                    180
         Utah                                          1                                    140
         Arizona                                       1                                    120
         North Carolina                                1                                    120
         South Dakota                                  1                                     99
                                                    ----         ----                  --------
                                                     298           56                    46,020
                                                    ====         ====                  ========


The Company owns 332 of these centers, leases 19, and has partnerships in three centers. There are 56 assisted living facilities with a total of 4,699 beds. There are 16 properties subject to liens which encumber the properties in an aggregate amount of $41,382,000.

The Company leases space for its corporate headquarters in Toledo, Ohio. The Company also leases space for its outpatient therapy clinics and home health care offices. In addition, the Company owns one hospital in Texas.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Since May of 1999, the Company and certain related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. ("Genesis") and its subsidiary, NeighborCare Pharmacy Services, Inc. ("NeighborCare"). On or about June 22, 2000,

Genesis and NeighborCare filed voluntary petitions for bankruptcy (the "Bankruptcy") under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. The status of the various Genesis/NeighborCare lawsuits is discussed below.

On May 7, 1999, Genesis filed suit in federal district court in Delaware against the Company, its wholly owned subsidiary, Manor Care of America, Inc. (formerly known as Manor Care, Inc. ("MCA")), its Chief Executive Officer, Paul A. Ormond, and its Chairman, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. ("Vitalink"), an approximately 50 percent-owned subsidiary of MCA, and that such alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that the Company's ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by MCA. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete. On June 29, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On March 22, 2000, the court granted the defendants' motion to stay the action in its entirety pending the arbitration discussed below, but denied the motion with respect to the alternative request to dismiss the action. The Company intends to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

On August 27, 1999, MCA filed a separate action in federal district court in Delaware against Genesis concerning its 1998 acquisition of Vitalink. MCA's lawsuit charges Genesis with violations of Section 11 and Section 12 of the Securities Act of 1933, based upon Genesis' misrepresentations and/or misleading omissions in connection with Genesis' issuance of approximately $293 million of Genesis Preferred Stock as consideration to MCA for its approximately 50 percent interest in Vitalink. MCA seeks, among other things, compensatory damages and recission voiding MCA's purchase of the Genesis Preferred Stock and requiring Genesis to return to MCA the consideration that it paid at the time of the Vitalink sale. On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate MCA's lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. On or about September 29, 2000, the Court granted in part and denied in part Genesis' motion to dismiss and also denied Genesis' motion to consolidate the lawsuits. On October 6, 2000, MCA advised the court by letter that the automatic stay in the Bankruptcy had stayed MCA's lawsuit, but that pursuant to 11 U.S.C. ss. 108(c), MCA reserved any and all rights it may have concerning the September 29, 2000 order and the MCA litigation, including the right to seek clarification and reconsideration of the order, following termination or expiration of the automatic stay. The Company intends to vigorously prosecute this lawsuit following relief from the Bankruptcy stay.

Additionally, on May 7, 1999, NeighborCare instituted a lawsuit in the Circuit Court for Baltimore City, Maryland (the "Maryland Action") against the Company, MCA and ManorCare Health Services, Inc. ("MHS") seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain Master Service Agreements ("MSAs") between Vitalink

(n/k/a NeighborCare) and MHS. NeighborCare also instituted arbitration proceedings (the "Arbitration") against the same defendants, seeking substantially the same relief as sought in the Maryland Action with respect to one of the MSAs at issue in the Maryland Action and also certain additional permanent relief with respect to that contract. On May 13, 1999, NeighborCare and the defendants agreed: (i) to consolidate the Maryland Action into the Arbitration; (ii) to dismiss the Maryland Action with prejudice as to jurisdiction and without prejudice as to the merits; and (iii) to stay termination of the agreements at issue until a decision can be reached in the Arbitration. NeighborCare has since dismissed the Maryland Action and consolidated certain of those claims into the Arbitration by filing an Amended Demand for Arbitration. On June 15, 1999, the defendants filed an answer and counterclaim, denying the material allegations in the Amended Demand, and they subsequently moved to dismiss three of the six claims alleged in the Amended Demand. On or about May 17, 2000, the Arbitrator granted in part the defendants' motion to dismiss, thereby dismissing two of NeighborCare's six claims. On or about May 23, 2000, based upon NeighborCare's representation that it would likely file for bankruptcy before it could complete the Arbitration hearing set for the weeks of June 12 and July 3, 2000, the Arbitrator vacated the hearing dates. The matter was then effectively stayed by NeighborCare's June 22, 2000 Bankruptcy. Thereafter, the defendants moved the Bankruptcy Court to enforce the arbitration clause and for relief from the automatic stay to the extent necessary so that the Arbitration could be completed. NeighborCare, in turn, opposed this motion and filed its own motion seeking to assume the MSAs in the Bankruptcy. On or about February 6, 2001, the Bankruptcy Court granted the defendants' motion to enforce the arbitration clause and for relief from the automatic stay, thereby returning the matter to Arbitration for hearing. The Bankruptcy Court deferred consideration of NeighborCare's motion to assume until following the completion of the Arbitration. The parties are in the process of scheduling a new hearing date. The Company intends to vigorously defend the Arbitration demand and to vigorously prosecute their counterclaim following relief from the automatic stay. Although the ultimate outcome of the Arbitration is uncertain, management believes that it is not likely to have a material adverse effect on the financial condition of the Company.

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

On December 22, 1999, MCA filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and MCA in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis' June 22, 2000 bankruptcy filing.

See the "Commitments and Contingencies" section on pages 28-30 under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of litigation related to environmental matters and patient-care related claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's common stock is listed under the symbol "HCR" on the New York Stock Exchange which is the principal market on which the stock is traded.

The range of market prices by quarter in trading on the New York Stock Exchange for 1999 and 2000 is shown below.

                                                 Low              High
                                                 ---              ----
     1999
         First Quarter                         $21.9375         $33.5000
         Second Quarter                        $22.0000         $30.2500
         Third Quarter                         $15.6875         $24.7500
         Fourth Quarter                        $12.7500         $21.2500

     2000
         First Quarter                          $8.2500         $17.3750
         Second Quarter                         $6.5000         $13.7500
         Third Quarter                          $6.8750         $16.1875
         Fourth Quarter                        $13.4375         $21.1875

No cash dividends have been declared or paid on the common stock.

The number of shareholders of record on January 31, 2001 was 3,777. Approximately 93% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. The Company estimates that the shares attributed to these financial institutions represent the interests of nearly 20,000 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
FIVE-YEAR FINANCIAL HISTORY

                                                            2000          1999           1998           1997           1996
                                                            ----          ----           ----           ----           ----
                                                                     (In thousands, except per share and other data)
RESULTS OF OPERATIONS
Revenues                                                $ 2,380,578    $ 2,135,345    $ 2,209,087    $ 2,228,534    $ 2,022,710
Expenses:
  Operating                                               2,016,258      1,697,459      1,715,575      1,760,923      1,598,826
  General and administrative                                104,027         89,743         96,017         99,881        100,971
  Depreciation and amortization                             121,208        114,601        119,223        112,723         99,165
  Provision for restructuring charge, merger
    expenses, asset impairment and other
    related charges                                                         14,787        278,261                        26,300
                                                        -----------    -----------    -----------    -----------    -----------
                                                          2,241,493      1,916,590      2,209,076      1,973,527      1,825,262
                                                        -----------    -----------    -----------    -----------    -----------
Income from continuing operations before other income
  (expenses), income taxes, and minority interest           139,085        218,755             11        255,007        197,448
Other income (expenses):
  Interest expense                                          (60,733)       (54,082)       (46,587)       (56,805)       (47,799)
  Impairment of investments                                 (20,000)      (274,120)
  Equity in earnings of affiliated companies                    812          1,729          5,376          2,806          1,500
  Other income                                                2,505          5,322         16,635         23,289         11,353
  Interest income from advances to discontinued
     lodging segment                                                                                      16,058         20,314
                                                        -----------    -----------    -----------    -----------    -----------
   Total other expenses, net                                (77,416)      (321,151)       (24,576)       (14,652)       (14,632)
                                                        -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
  income taxes and minority interest                         61,669       (102,396)       (24,565)       240,355        182,816
Income taxes (benefit)                                       21,489        (47,238)        21,597         85,064         64,177
Minority interest income                                      1,125
                                                        -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing operations                $    39,055    $   (55,158)   $   (46,162)   $   155,291    $   118,639
                                                        ===========    ===========    ===========    ===========    ===========
Earnings per share -
Income (loss) from continuing operations:
  Basic                                                 $      0.38    $     (0.51)   $      (.42)   $      1.44    $      1.10
  Diluted                                               $      0.38    $     (0.51)   $      (.42)   $      1.40    $      1.06
Manor Care of America, Inc. dividends per share                                       $       .04    $       .09    $       .09

FINANCIAL POSITION
Total assets                                            $ 2,358,468    $ 2,289,777    $ 2,722,727    $ 2,568,368    $ 2,382,038
Long-term debt                                              644,054        687,502        693,180        751,281        731,346
Shareholders' equity                                      1,012,729        980,037      1,199,168      1,163,029        994,690

OTHER DATA (UNAUDITED)
Number of skilled nursing and assisted living
  facilities                                                    354            346            360            335            323


The financial results represent the combined results of Health Care and Retirement Corporation (HCR) and MCA for all periods presented. For 1998 and forward, the financial information was based on a year ended December 31. For 1997 and 1996, HCR's financial information for the years ended December 31, 1997 and 1996 were combined with MCA's financial information for the 12 months ended November 30, 1997 and 1996, respectively, due to different fiscal year ends.

The Company changed its method of accounting for its investment in In Home Health, Inc. (IHHI) over the past five years due to changes in ownership or control. See Note 1 to the consolidated financial statements for further discussion. IHHI's financial results were consolidated in 2000, 1997 and 1996, and recorded under the equity method in 1999 and 1998. IHHI's results are not included on the individual line items above when recorded on the equity method, although there is no effect on income (loss) from continuing operations. IHHI's revenues were $84.3 million for 1999 and $87.7 million for 1998, and operating expenses were $72.2 million for 1999 and $83.7 million for 1998.

On November 1, 1996, MCA completed the spin-off of its lodging segment and the financial results above reflect this segment as a discontinued operation in 1996. MCA recorded interest income related to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS - OVERVIEW

On September 24, 1998, the shareholders of Health Care and Retirement Corporation (HCR) and the shareholders of the former Manor Care, Inc., now known as Manor Care of America, Inc. (MCA), separately approved the merger of MCA into a subsidiary of HCR, effective September 25, 1998. As a result of the transaction, MCA became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. and then to Manor Care, Inc. (the Company) in 1999. The merger has been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented.

The Company is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company's business relates to skilled nursing care and assisted living. At December 31, 2000, the Company operated 298 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of the Company's centers, there are medical specialty units which provide subacute medical and rehabilitation care, and/or Alzheimer's care programs. Some of the Company's assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment, while the Springhouse facilities serve the general assisted living population of frail elderly. These assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the needs of the elderly or Alzheimer's afflicted.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998 to develop a broad-based network primarily dedicated to the care of patients suffering from Alzheimer's disease. Key provisions of the alliance that were implemented in 1999 included the sale of 26 assisted living centers and the lease of two centers to Alterra; creation of a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in the Company's core markets over the next three to five years; and the formation of a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers. In 1999, the Company sold 26 centers to Alterra for $154.5 million and, as part of the development joint venture, contributed 20 facilities valued at $77.8 million. The Company and Alterra jointly and severally guaranteed a line of credit related to the joint venture that was to mature September 30, 2002. In 2000 the following occurred with respect to the joint venture: the Company and Alterra curtailed current and ceased future development activities, reduced the joint venture's revolving line of credit from $200 million to $60 million, and the Company purchased seven facilities that were originally contributed by the Company to the joint venture in 1999. In January 2001, the line of credit was further reduced to $57 million and the maturity date was adjusted to June 29, 2001.

Growth in the skilled nursing and assisted living centers continued with the construction of new facilities. The table below details the number of skilled nursing and assisted living facilities and beds built or sold during the past three years. Sixteen facilities were sold to Alterra or the joint venture but were not open at the time of sale and are not included in the table below, as well as activity related to managed facilities.

                                                 2000                     1999                    1998
                                        Facilities    Beds       Facilities   Beds        Facilities   Beds
                                        ----------    ----       ----------   ----        ----------   ----
Skilled nursing facilities
     Built/Acquired                                                   3        414            2        240
     Closed/Lease expired                   2          349
Assisted living facilities
     Built/Acquired                        12          728           12        752           26      1,680
     Sold/Leased to others                                           31      2,602            2        185


The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 78 offices located in 18 states that includes the acquisition of In Home Health, Inc. (IHHI) in 2000. In 1998 and 1999, the Company accounted for its investment in IHHI under the equity method and changed to consolidation due to an increase in ownership from 41 percent to 61 percent in June 2000. Retroactive to January 1, 2000, the Company began consolidating the results of IHHI and deducting the minority interest share on an after-tax basis. On December 28, 2000, pursuant to a merger agreement approved by IHHI stockholders, the Company purchased the remaining shares of IHHI to increase its ownership to 100 percent.

The Company provides rehabilitation therapy in long-term care centers of the Company, other skilled centers, hospitals and the Company's 87 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The Company provides program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. The Company owns and operates a general medical/surgical acute care hospital with 172 licensed beds in Texas. The Company entered into long-term management contracts with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery. The Company owns approximately 96 percent of a start-up medical transcription business, which converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

In the last three years the health care industry has had to deal with major changes in Medicare legislation which affected the Company's results during 1998 through 2000. Under the Balanced Budget Act of 1997 (Budget Act), a new Medicare prospective payment system (PPS) commenced on July 1, 1998. The new payment system became effective for different segments of the health care continuum (hospitals, skilled nursing, home health, etc.) at different times and even commenced at different dates for different nursing facilities. Although management believed that PPS would ultimately be a net positive for its skilled nursing business, the same was not believed to be true for other businesses and customers of the Company. MileStone Healthcare, Inc. (MileStone), a wholly-owned subsidiary of the Company, provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. MileStone lost certain contracts during the second and third quarters of 1998 that have not been replaced due to the impact of PPS on its customers. In addition, the Budget Act also had an unfavorable impact on the reimbursement for home health care companies due to an interim payment system (IPS) that was effective October 1997 for IHHI and January 1998 for the Company's home health subsidiary. Under IPS, reimbursement rates were reduced as a result of revised rate ceilings combined with establishing an annual payment limitation per individual. As a result of IPS, the Company has been focusing on reducing its costs to offset the revenue reductions. PPS replaced IPS for home health reimbursement in October 2000. However, a reduction in the base payment rate has been delayed by BBRA 99, as discussed below. The Company does not believe that the impact of PPS on its home health business will have a significant effect on the results of the Company. The Company's rehabilitation business also was affected due to reduced reimbursement from the April 1998 implementation of Medicare reimbursement ceilings for speech and occupational therapy salaries. See discussion below of impairment charges in 1998 on these businesses.

In November 1999, Congress passed the Medicare Balanced Budget Refinement Act (BBRA 99). In addition, in December 2000 Congress passed the Medicare, Medicaid, and State Child Health Insurance Program (SCHIP) Benefits Improvement and Protection Act of 2000 (BIPA 2000). Both the BBRA 99 and the BIPA 2000 redress certain reductions in Medicare reimbursement resulting from the Budget Act. There are several provisions of the BBRA 99 that positively affected the Company beginning primarily in the latter half of 2000 and that will continue through 2001. First, there was a temporary increase in the payment for certain high cost nursing home patients, for services provided beginning April 1, 2000. This provision was amended by BIPA 2000 to redistribute the amounts applicable to rehabilitation patients from three specific categories to all categories. This temporary increase will continue until such time as the Secretary of the Department of Health and Human Services implements a refined case mix system to better account for medically complex patients. Second, the federal per diem rates will be increased under the BBRA 99 by an additional 4 percent per year for the 12 months ended September 30, 2001 and 2002. Third, for cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100 percent of the federal per diem rate. Fourth, certain specific services or items (ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices) furnished on or after April 1, 2000 may be reimbursed in addition to the PPS per diem rate. Fifth, there is a two-year moratorium on the annual $1,500 therapy caps each for physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. This provision was amended by the BIPA 2000, extending the moratorium through September 30, 2002. Sixth, there is a delay in the 15 percent reduction in the base payment level for the Company's home health business until October 2001. This provision was also amended by BIPA 2000, extending the delay through September 30, 2002. In addition, BIPA 2000 requires that the Government Accounting Office (GAO) submit a report to the Congress by April 1, 2002 analyzing the need for the 15 percent reduction on payment limits for home health services.

In addition to the changes noted above, there are several other BIPA 2000 provisions that will positively affect the Company beginning in the second quarter of 2001. First, the inflation index used to trend the skilled nursing facility prospective rates forward for fiscal 2001 was revised upward. Second, effective April 1, 2001 and continuing through September 30, 2002, the nursing component of the case mix adjusted portion of federal prospective rate will be increased by 16.66 percent. Third, BIPA 2000 provides a 5 percent increase in rates for hospice services furnished on or after April 1, 2001 through September 30, 2002.

There can be no assurances that payments from governmental or private payors will remain at levels comparable to levels described above or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement from such programs. The Company cannot now predict whether any changes in reimbursement will be adopted in the future or what effect any such changes, if adopted, would have on the Company.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

As explained in the overview, the Company changed the accounting for its investment in IHHI retroactive to January 1, 2000. In the table below, IHHI's actual financial results have been included in 1999 to be comparative with 2000. The narrative that follows includes IHHI in 1999 only for the line items presented in the table.

                                                                      Percent
                                        2000              1999        Change
                                        ----              ----        -------
Revenues                              $2,380,578       $2,219,651         7%
Expenses:
  Operating                            2,016,258        1,769,706        14%
  General and administrative             104,027           96,749         8%
  Depreciation and amortization          121,208          116,079         4%


Revenues increased $160.9 million or 7 percent as compared with the same period in 1999. By excluding the facilities sold or leased in 1999, revenues increased $181.9 million or 8 percent. Revenues from skilled nursing and assisted living facilities that are included in operations in 2000 increased $147.2 million or 8 percent due to increases in rates ($123.0 million) and capacity ($33.1 million) partially offset by a decrease in occupancy ($8.9 million). Revenues from the combined home health businesses increased $41.1 million primarily as a result of an increase in hospice services and home health visits.

The increase in rates for the skilled nursing and assisted living facilities was attributable to private, Medicaid and Medicare. The Medicare rate increase related to provisions in the BBRA 99. The growth in bed capacity between 1999 and 2000 was primarily due to opening eleven assisted living facilities in 2000, as well as other skilled nursing bed additions. The occupancy levels for facilities in operation in 2000 were 87 percent for 1999 compared to 86 percent for 2000. After excluding start-up facilities, the occupancy levels were 87 percent for both years. The occupancy levels for skilled nursing facilities were 87 percent for both years. In addition, the skilled nursing occupancy increased to 88 percent in the fourth quarter of 2000. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for 1999 and 2000.

Operating expenses increased $246.6 million or 14 percent compared with 1999. By excluding facilities sold or leased in 1999, operating expenses increased $265.4 million or 15 percent. Operating expenses from skilled nursing and assisted living facilities that are included in operations in 2000 increased $208.4 million, as discussed below. Operating expenses from the Company's home health businesses increased $36.5 million in relation to the increase in revenues.

The largest portion of the skilled nursing and assisted living operating expense increase was attributable to labor costs and temporary staffing in the amount of $88.8 million.

The skilled nursing and assisted living operating expense increase was also affected by recording an additional $57.0 million of general and professional liability expense in 2000 compared to 1999 related to a change in estimate incorporating industry experience. The additional expense was determined as a result of independent evaluations of the Company's growing potential liability for patient-related litigation despite a continuing good quality record and generally low historical claims experience. The evaluations were prepared in response to the dramatic increases in the average cost per claim and volume of lawsuits filed against the Company and in the long-term care industry in general. The adjustment reflects the additional litigation and settlement costs the Company could incur if there is no change in the current environment, particularly in the state of Florida.

General and professional liability claims for the long-term care industry, especially in the state of Florida, have become increasingly expensive. The average cost of a claim in Florida in 1999 was two and one-half times higher than the rest of the country that increased to three times in 2000. Industry providers in the state are experiencing three times the number of claims in 1999 and four times in 2000 compared to the national average. The Company and other affected providers are actively pursuing legislative and regulatory changes that include tort reform. However, there can be no assurances that legislative changes will be made, or that any such change will have a positive impact on the current trend.

General and administrative expense, which approximated 4 percent of revenues, increased $7.3 million compared with 1999 primarily as a result of legal expenses, other professional services and general cost increases. Depreciation and amortization increased $5.1 million primarily due to computer software amortization. Although the average debt outstanding has declined, interest expense increased $6.7 million compared with the prior year due to an increase in interest rates.

On April 26, 1998, Vitalink Pharmacy Services, Inc. (Vitalink) entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement that was consummated on August 28, 1998, MCA and one of its subsidiaries received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock (Series G Preferred Stock) valued at $293.1 million as consideration for all of its common stock of Vitalink. Upon a third-party valuation, the Company reduced the basis of its Series G Preferred Stock investment by $274.1 million in 1999 based on Genesis' inability to pay dividends and its operating performance. As a result of Genesis' bankruptcy filing on June 22, 2000, the Company reduced the basis of its investment by $19.0 million to zero and wrote off another Genesis-related investment of $1.0 million in 2000.

The Series G Preferred Stock bears cash dividends at the initial rate of 5.9375 percent. In 1999, the Company recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year due to non-payment. As a result of the non-payment of the cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 are payable in additional shares of Series G Preferred Stock. Based on Genesis' inability to pay cash dividends and its bankruptcy filing, the Company fully reserved the dividends of $17.4 million in 2000.

The Company owns 100 percent of the preferred stock of IHHI that has a 12 percent annual dividend. As a result of changing the accounting for the Company's investment in IHHI in 2000, the preferred stock dividend of $2.4 million was eliminated in consolidation, although in 1999, the dividend was fully reported on the line item, "Other income."

The minority interest income for 2000 represented the minority owners' share of IHHI's net income. In 1999, IHHI's financial results were not consolidated. Instead, the Company's share of IHHI's earnings was recorded on the line item, "Equity in earnings of affiliated companies."

During 1999, the Company sold assets for a net gain of $11.5 million after tax. The net gain was recorded as an extraordinary item as required after a business combination accounted for as a pooling of interests. The Company sold 26 facilities to Alterra for $154.5 million, realizing a gain of $6.1 million ($3.7 million after tax). The Company also exercised a purchase option on MCA's corporate headquarters in Gaithersburg, Maryland and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain ($6.1 million after tax).

The Company believes that inflation has had no material impact on its results of operations.

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

Operating expenses decreased $18.1 million or 1 percent compared to 1998. Operating expenses from skilled nursing and assisted living facilities decreased $31.2 million or 2 percent. By excluding the effect of start-up facilities in 1999 and 1998, operating expenses for the facilities decreased $28.1 million. The decrease was attributable to a decline in ancillary costs as the Company found alternate methods of service which resulted in lower costs. The decrease was partially offset by an increase in labor costs, primarily as a result of temporary staffing in certain markets. Operating expenses increased $12.4 million in 1999 from start-up losses related to the Company's medical transcription business.

General and administrative expenses decreased $6.3 million from the prior year. By excluding the net gains from the sale of assets in 1998, general and administrative expenses decreased $11.7 million for the same period as a result of synergies obtained from combining HCR and MCA. In 1998, a gain of $7.4 million from the sale of three former MCA corporate office buildings and a loss of $2.0 million from the sale of two Springhouse facilities were included in general and administrative expenses.

Depreciation decreased $2.2 million from the prior year due to the decline in depreciation from the sale of assets. Amortization decreased $2.4 million as a result of the write-down of assets in 1998.

The components of the restructuring charge, merger expenses, asset impairment and other charges for 1998 and 1999 are disclosed in the table and narrative below. The liability outstanding at December 31, 1999 related to these charges was paid in 2000.


                                        Cash      1998       1998      Liability     1999      1999     Liability
                                      Non-cash   Charge    Activity   at 12/31/98   Charge   Activity  at 12/31/99
                                      --------   ------    --------   -----------   ------   --------  -----------
                                                                    (In thousands)
MCA planned spin-off:
     Employee benefits                cash       $5,917    $(5,300)      $617        $219      $(836)
     Transaction costs                cash        6,805     (6,805)
     Write-down of assets             non-cash      778       (778)
                                               --------  ---------    -------     -------   --------    ------
                                                 13,500    (12,883)       617         219       (836)
                                               --------  ---------    -------     -------   --------    ------

HCR and MCA transaction:
     Employee benefits                cash       41,028    (12,734)    28,294                (27,184)   $1,110
     Deferred compensation            non-cash   11,867    (11,867)
     Other exit costs                 cash        4,234                 4,234                 (3,314)      920
     Merger transaction costs         cash       21,122    (21,122)
     Write-down of assets             non-cash   56,468    (56,468)
                                               --------  ---------    -------     -------   --------    ------
                                                134,719   (102,191)    32,528                (30,498)    2,030
                                               --------  ---------    -------     -------   --------    ------

Other costs:
     Amortization                     non-cash    7,863     (7,863)                10,554    (10,554)
     Duplicate costs                  cash        5,725     (5,725)                 2,328     (2,328)
     Other                            cash        1,685       (685)     1,000                 (1,000)
Asset impairment unrelated to merger  non-cash  114,769   (114,769)                 1,686     (1,686)
                                               --------  ---------    -------     -------   --------    ------
                                                130,042   (129,042)     1,000      14,568    (15,568)
                                               --------  ---------    -------     -------   --------    ------
     Total                                     $278,261  $(244,116)   $34,145     $14,787   $(46,902)   $2,030
                                               ========  =========    =======     =======   ========    ======


In 1998, the Company recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. A component pertains to MCA's $13.5 million charge recorded in the second quarter in connection with its plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development business. As a result of the transaction with HCR, the separation of MCA's businesses did not occur.

Charges related to the transaction totaled $134.7 million. In connection with the merger, the Company developed a plan to integrate the businesses of both companies that included closing MCA's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring.

In 1999, the Company recorded a $14.8 million charge with the major portion relating to the amortization of MCA's software applications until the transition to HCR's applications. The liability outstanding relating to all restructuring and other charges is recorded in other accrued liabilities.

In MCA's planned spin-off of its non-health care businesses, a total of 208 employees were terminated. The employees did not receive a lump-sum severance payment upon termination, but rather received their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

In the transaction between HCR and MCA, the employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of MCA who received termination notices. A total of 364 employees left the Company as of December 31, 1998, but 269 employees continued to be paid their severance payments on a biweekly basis. The majority of the MCA employees remaining with the Company at December 31, 1998 had termination dates in the first quarter of 1999. At December 31, 1999, all but three employees who received termination notices had left the Company. The cash severance payments continued through 2000. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertain to various lease agreements and hardware and software contracts that will be or have been terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

The Company identified two groups of assets that were impaired as a result of the merger. The Company has integrated the information systems of the companies, which resulted in the write-off of the net book value ($45.2 million) of MCA's computer hardware and software that was no longer being utilized by the Company as of December 31, 1998. Certain construction development project costs ($11.3 million), excluding the land value, have been abandoned due to a change in strategy.

The Company recorded other unusual costs as a result of the merger. The non-cash charge primarily related to the amortization of certain MCA software applications which were being used until the transition to HCR applications. The carrying value of the software was amortized over its estimated useful life ranging from six to nine months. Certain general and administrative costs of $5.7 million in 1998 and $2.3 million in 1999 represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

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

Management determined that the fixed assets for five skilled nursing facilities and two assisted living facilities were impaired based on the carrying value exceeding the undiscounted cash flows. The skilled nursing facilities were generating negative cash flows, and the fixed assets were written off except for the land. The estimated fair value of the assisted living facilities was determined based on a multiple of projected annual earnings. The fixed assets of the skilled nursing and assisted living facilities had a carrying value of $26.8 million and were written down by $19.9 million in 1998.

The Company determined that three of its vision management businesses had impaired assets. The first business was a start-up business in 1995 which had $4.6 million in advances and $1.0 million in fixed assets. Since the business had not been able to generate cash flows to cover its expenses, the assets were written off in 1998. With the second business, the Company had advances of $1.5 million which were written down by $1.1 million in 1998. The third business had a 40-year management contract with a carrying value of $11.8 million. Based on a multiple of projected annual earnings, the estimated fair value was $3.4 million, and the remaining estimated useful life was reduced from 36 years to 16 years. The primary reason for the decrease in projected annual earnings was declining reimbursement.

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

Interest expense increased $7.5 million compared with the prior year due to an increase in average debt outstanding under the bank credit facilities and a decrease in the amount of interest capitalized for construction projects.

The Genesis Series G Preferred Stock bears cash dividends at the initial rate of
5.9375 percent. The Company accrued $5.8 million of dividend income in 1998 for four months, which was recorded on the line item, "Other income," and was paid in 1999. The Company continued to accrue dividend income of $4.4 million each quarter in 1999. At December 31, 1999, Genesis had failed to pay dividends on the Series G Preferred Stock for four consecutive quarters. Upon a third-party valuation, the Company recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the basis of its Series G Preferred Stock investment by $274.1 million based on Genesis' inability to pay dividends and its current operating performance.

The income taxes recorded in 1999 included the tax effects of the impairment of the Genesis investment and an adjustment of the Company's prior years' estimated tax liabilities. The income taxes recorded in 1998 included the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, some of which were not deductible for income tax purposes. The effective tax rate, excluding these items, was 39.5 percent in 1999 compared with 36.1 percent in 1998. The increase in the effective tax rate was due to a decline in the deductions for corporate-owned life insurance and the dividend received deduction as well as an increase in state and local income taxes.

During 1998, the Company recorded a gain of $99.8 million ($59.9 million after tax) from the conversion of Vitalink common stock to Genesis Series G Preferred Stock. The financial results of Vitalink were recorded as income from discontinued pharmacy operations for all periods presented.

During 1998, the Company recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million ($19.0 million after tax). On September 25,1998, the Company repaid the outstanding debt under HCR's and MCA's prior credit arrangements. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of MCA's debt. The extraordinary loss primarily related to the termination of the swaps but also included the unamortized debt issue costs.

During 1998, the Company elected to adopt Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. The cumulative effect of expensing start-up costs capitalized as of January 1, 1998 was $9.4 million ($5.6 million after tax).

The Company believes that inflation has had no material impact on its results of operations.

FINANCIAL CONDITION - DECEMBER 31, 2000 AND 1999

The December 31, 2000 balance sheet included the balances of IHHI due to consolidation as of January 1, 2000. The most significant IHHI line items were current assets of $34.5 million, which included receivables of $29.3 million, and current liabilities of $27.6 million.

Property and equipment increased $26.9 million in 2000 primarily as a result of additions to property and equipment of $116.9 million and transfer from receivables of $19.2 million for facilities purchased from the development joint venture with Alterra, which was partially offset by depreciation of $111.2 million.

Net intangible assets of $102.7 million at December 31, 2000 include $80.6 million of goodwill related to numerous acquisitions over the past nine years. With the acquisition of IHHI in 2000, the Company recorded $13.0 million of goodwill.

Accrued insurance liabilities increased $64.9 million to $107.8 million at December 31, 2000 with $42.6 million classified as other long-term liabilities. The increase was primarily a result of the accrual for general and professional liabilities, as discussed previously.

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

CAPITAL RESOURCES AND LIQUIDITY

During 2000, the Company satisfied its cash requirements from cash generated from operating activities. Cash flows from operating activities were $210.1 million for 2000, an increase of $73.0 million from 1999. The increase in liabilities was due to the additional accrual for general and professional liability claims discussed previously. The Company used the cash principally for capital expenditures, acquisition of businesses and repayment of debt. Expenditures for property and equipment during 2000 were $116.9 million that included $51.8 million for the construction of new facilities. Planned capital expenditures in 2001 (excluding acquisitions) are expected to approximate $125 million, of which 50 percent relates to renovations and capital improvements to the long-term care facilities. As part of diversification into other health care services, the Company acquired IHHI for $14.0 million and acquired various businesses and paid contingent consideration for prior years' acquisitions for a total of $8.3 million. Payment of long-term debt of $18.6 million included a prepayment of $12.5 million.

The Company has a five-year, $500 million credit agreement (Five Year Agreement) and a 364-day, $200 million credit agreement (364 Day Agreement) with a group of banks. At December 31, 2000, outstanding borrowings aggregated $452 million under the Five Year Agreement and $155 million under the 364 Day Agreement - a total of $607 million. The Company plans to annually refinance the 364 Day Agreement unless longer term financing becomes available. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $66.7 million.

On May 4, 1999, the Board of Directors authorized the Company to purchase up to $200 million of its common stock through December 31, 2000, and on February 8, 2000, the Board authorized an additional $100 million through December 31, 2001. The Company purchased 440,000 shares in 2000 for $6.2 million and a total of 9.1 million shares for $186.5 million since May 1999. The shares may be used for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

COMMITMENTS AND CONTINGENCIES

As of December 31, 2000, the Company had contractual commitments of $8.4 million relating to its internal construction program. The Company had total letters of credit of $32.9 million at December 31, 2000 that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 89 percent of such letters of credit relate to recorded liabilities. The Company had obligations under non-cancelable operating leases totaling $80.4 million at December 31, 2000.

In 1999, the Company, Alterra and the development joint venture jointly and severally guaranteed a $200 million revolving credit agreement, which was to mature September 30, 2002. The line of credit was reduced to $60 million in March 2000. In January 2001, the line of credit was further reduced to $57 million and the maturity date was adjusted to June 29, 2001. The Company and Alterra each have a 50 percent interest in the development joint venture which is the 10 percent owner and managing owner or partner in the various project companies and partnerships which are entitled to borrow under the credit agreement. There was $57 million of guaranteed debt outstanding under the revolving credit agreement at December 31, 2000. Funds were used to construct and support start-up working capital for assisted living residences. The Company and Alterra are undertaking efforts to sell the facilities. The debt will be repaid upon the sale of each facility. Although it is impossible to determine the ultimate results of the sale of these facilities, the Company does not presently anticipate any loss associated with the guarantee of the debt related to these properties. Beginning January 1, 2001, the Company will record 50 percent of the joint venture's expected losses as compared to approximately 10 percent in 2000 due to the elimination of third-party equity. The Company anticipates its share of net losses to be approximately $1.0 million per quarter through June 2001.

Certain acquisition agreements contain a provision for additional consideration to be paid contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $14.9 million and will, if earned, be paid over the next five years and treated as additions to the purchase price of the businesses.

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $22.5 to $28 million. The Company has received or expects to receive between $18.0 million and $23.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset amounts due as a result of these exposures.

Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance (COLI) as of January 1, 1999. The Company has recorded a cumulative reduction to income tax expense of approximately $34 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service (IRS) has not asserted any claim challenging the Company's COLI interest expense deductions, the IRS has challenged other taxpayers' COLI interest deductions and has prevailed in certain lower court decisions. Although the Company intends to defend vigorously its right to deduct the entire amount of such interest payments, were the IRS to challenge these deductions, there can be no assurance that the Company would ultimately be able to deduct such amounts, and if additional taxes were to be owed, the Company could have to pay additional interest and possibly penalties.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may be forward-looking statements within the meaning of federal law. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our existing and future indebtedness; integration of acquired businesses; changes in Medicare, Medicaid and certain private payors' reimbursement levels; existing government regulations and changes in, or the failure to comply with, governmental regulations; changes in, or the failure to comply with, regulations governing the transmission and privacy of health information; state regulation of the construction or expansion of health care providers; legislative proposals for health care reform; competition; the ability to attract and retain qualified personnel; the failure to comply with occupational health and safety regulations; changes in the treatment of interest deductions on certain policy loans related to corporate-owned life insurance; changes in current trends in the cost and volume of general and professional liability claims; the ability to enter into managed care provider arrangements on acceptable terms; and litigation.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

The following table provides information about the Company's significant interest rate risk at December 31:

                                                               2000                           1999
                                                               ----                           ----
                                                                       Fair                          Fair
                                                       Outstanding     Value         Outstanding     Value
                                                       -----------     -----         -----------     -----
                                                                          (In thousands)
Variable rate debt:
     364 Day Credit Agreement, matures
        September 2001 and 2000, interest at a
        Eurodollar based rate plus 1.625% and
        1.00%, respectively                             $155,000     $155,000          $179,000     $179,000
     Five Year Credit Agreement, matures
        September 2003, interest at a
        Eurodollar based rate plus .80% and
        .50%, respectively                               452,000      452,000           476,500      476,500

Fixed rate debt:
     Senior Notes, due June 2006,
        interest rate at 7.5%                            150,000      141,003           150,000      143,020


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                                                       Page
                                                                       ----

Report of Ernst & Young LLP, Independent Auditors                       32
Consolidated Balance Sheets                                             33
Consolidated Statements of Operations                                   34
Consolidated Statements of Cash Flows                                   35
Consolidated Statements of Shareholders' Equity                         36
Notes to Consolidated Financial Statements                              37
Supplementary Data (Unaudited) - Summary of Quarterly Results           57

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

Toledo, Ohio
January 25, 2001

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                              December 31,               December 31,
                                                                                  2000                     1999
                                                                                  ----                     ----
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  24,943                 $   12,287
  Receivables, less allowances for
   doubtful accounts of $61,137 and $58,975, respectively                        389,943                    294,449
  Receivable from sale of assets                                                   3,107                     44,467
  Prepaid expenses and other assets                                               24,867                     28,409
  Deferred income taxes                                                           62,019                     51,539
                                                                              ----------                 ----------
Total current assets                                                             504,879                    431,151

Net property and equipment                                                     1,577,378                  1,550,507
Intangible assets, net of amortization of $20,921 and $13,513, respectively      102,711                     88,286
Investment in Genesis preferred stock                                                                        19,000
Other assets                                                                     173,500                    200,833
                                                                              ----------                 ----------
Total assets                                                                  $2,358,468                 $2,289,777
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  90,390                  $  86,614
  Employee compensation and benefits                                              81,065                     52,376
  Accrued insurance liabilities                                                   65,165                     35,870
  Income tax payable                                                              27,274                     14,906
  Other accrued liabilities                                                       48,172                     33,266
  Revolving loans                                                                155,000                    179,000
  Long-term debt due within one year                                               5,479                      6,617
                                                                              ----------                 ----------
Total current liabilities                                                        472,545                    408,649

Long-term debt                                                                   644,054                    687,502
Deferred income taxes                                                            108,916                    126,754
Other liabilities                                                                120,224                     86,835

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 335,609                    358,958
  Retained earnings                                                              837,123                    798,068
                                                                              ----------                 ----------
                                                                               1,173,842                  1,158,136
  Less treasury stock, at cost (8.4 and 8.7 million shares, respectively)       (161,113)                  (178,099)
                                                                              ----------                 ----------
Total shareholders' equity                                                     1,012,729                    980,037
                                                                              ----------                 ----------
Total liabilities and shareholders' equity                                    $2,358,468                 $2,289,777
                                                                              ==========                 ==========


                             See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Operations


                                                                              Year Ended December 31
                                                                              ----------------------
                                                                         2000          1999            1998
                                                                         ----          ----            ----
                                                                       (In thousands, except per share data)
Revenues                                                              $2,380,578     $2,135,345     $2,209,087
Expenses:
  Operating                                                            2,016,258      1,697,459      1,715,575
  General and administrative                                             104,027         89,743         96,017
  Depreciation and amortization                                          121,208        114,601        119,223
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                                           14,787        278,261
                                                                      ----------     ----------     ----------
                                                                       2,241,493      1,916,590      2,209,076
                                                                      ----------     ----------     ----------

Income from continuing operations before other
  income (expenses), income taxes and minority interest                  139,085        218,755             11
Other income (expenses):
  Interest expense                                                       (60,733)       (54,082)       (46,587)
  Impairment of investments                                              (20,000)      (274,120)
  Equity in earnings of affiliated companies                                 812          1,729          5,376
  Other income                                                             2,505          5,322         16,635
                                                                      ----------     ----------     ----------
  Total other expenses, net                                              (77,416)      (321,151)       (24,576)
                                                                      ----------     ----------     ----------

Income (loss) from continuing operations before
  income taxes and minority interest                                      61,669       (102,396)       (24,565)
Income taxes (benefit)                                                    21,489        (47,238)        21,597
Minority interest income                                                   1,125
                                                                      ----------     ----------     ----------
Income (loss) from continuing operations                                  39,055        (55,158)       (46,162)

Discontinued operations:
  Income from discontinued pharmacy operations
    (net of taxes of $7,256)                                                                             8,044
  Gain on conversion of Vitalink stock (net of taxes of $39,908)                                        59,861
                                                                      ----------     ----------     ----------
Income (loss) before extraordinary item and cumulative effect             39,055        (55,158)        21,743
Extraordinary item (net of taxes of $7,508 and $12,690, respectively)                    11,500        (19,036)
Cumulative effect of change in accounting principle
  (net of taxes of $3,759)                                                                              (5,640)
                                                                      ----------     ----------     ----------
Net income (loss)                                                     $   39,055     $  (43,658)    $   (2,933)
                                                                      ==========     ==========     ==========

Earnings per share - basic and diluted
  Income (loss) from continuing operations                                  $.38          $(.51)         $(.42)
  Income from discontinued operations (net of taxes)                                                       .62
  Extraordinary item (net of taxes)                                                         .11           (.17)
  Cumulative effect (net of taxes)                                                                        (.05)
                                                                      ----------     ----------     ----------
  Net income (loss)                                                         $.38          $(.41)*        $(.03)*
                                                                      ==========     ==========     ==========

Weighted-average shares:
  Basic                                                                  102,203        107,627        108,958
  Diluted                                                                103,126        107,627        108,958
*Doesn't add due to rounding


                            See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Cash Flows


                                                                       Year Ended December 31
                                                                       ----------------------
                                                                    2000         1999         1998
                                                                    ----         ----         ----
                                                                           (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                $  39,055    $ (43,658)   $  (2,933)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Income from discontinued operations                                                        (67,905)
  Depreciation and amortization                                    121,208      115,910      119,329
  Asset impairment and other non-cash charges                                    12,240      191,745
  Impairment of investments                                         20,000      274,120
  Provision for bad debts                                           32,911       29,005       39,485
  Deferred income taxes                                            (26,518)    (112,984)     (46,537)
  Net gain on sale of assets                                          (506)     (18,963)      (6,545)
  Equity in earnings of affiliated companies                          (812)      (1,729)      (5,376)
  Minority interest income                                           1,125
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
  Receivables                                                      (91,649)     (69,974)     (83,798)
  Prepaid expenses and other assets                                 10,371       (6,355)      23,956
  Liabilities                                                      104,964      (40,502)     (26,018)
                                                                 ---------    ---------    ---------
Total adjustments                                                  171,094      180,768      138,336
                                                                 ---------    ---------    ---------
Net cash provided by operating activities                          210,149      137,110      135,403
                                                                 ---------    ---------    ---------

INVESTING ACTIVITIES

Investment in property and equipment                              (116,941)    (166,503)    (295,578)
Investment in systems development                                  (10,067)     (11,122)     (22,158)
Acquisitions                                                       (22,263)      (9,229)      (9,841)
Proceeds from sale of assets                                         8,893      263,941       24,137
Consolidation (deconsolidation) of subsidiary                       15,701                   (13,948)
Other, net                                                                                   (9,646)
                                                                 ---------    ---------    ---------
Net cash provided by (used in) investing activities               (124,677)      77,087     (327,034)
                                                                 ---------    ---------    ---------

FINANCING ACTIVITIES

Net borrowings (repayments) under bank credit agreements           (48,500)     (50,500)     191,940
Principal payments of long-term debt                               (18,630)      (6,712)      (6,788)
Proceeds from stock options and common stock                           474        1,954        3,120
Purchase of common stock for treasury                               (6,160)    (180,370)      (4,838)
Dividends paid by Manor Care of America, Inc.                                                 (2,805)
                                                                 ---------    ---------    ---------
Net cash provided by (used in) financing activities                (72,816)    (235,628)     180,629
                                                                 ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                12,656      (21,431)     (11,002)
Net Manor Care of America, Inc. cash flows for December 1997                                  (3,213)
Cash and cash equivalents at beginning of period                    12,287       33,718       47,933
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of period                       $  24,943    $  12,287    $  33,718
                                                                 =========    =========    =========

                             See accompanying notes

                                MANOR CARE, INC.
                 Consolidated Statements of Shareholders' Equity


                                                              Capital                                            Total
                                            Common Stock     in Excess                   Treasury Stock          Share-
                                            ------------      of Par     Retained        --------------         holders'
                                        Shares     Amount      Value     Earnings      Shares     Amount         Equity
                                        ------     ------      -----     --------      ------     ------         ------
                                                              (In thousands, except per share data)
Balance at January 1, 1998                115,868   $7,199    $471,930    $850,539     (7,845)   $(166,639)    $1,163,029

   Adjustment to conform Manor
     Care of America, Inc.'s fiscal year        9                  121       4,627                                  4,748
   Issue and vesting of restricted stock      339        3      13,110                                             13,113
   Purchase of treasury stock                                                            (369)     (16,056)       (16,056)
   Exercise of stock options                  218        6       2,138      (6,993)       577       10,742          5,893
   Tax benefit from restricted stock
     and exercise of stock options                              34,997                                             34,997
   Net loss                                                                 (2,933)                                (2,933)
   Manor Care of America, Inc.
     cash dividends ($.044 per share)                                       (2,805)                                (2,805)
   Exchange of Manor Care of
     America, Inc. common
     stock and stock options for the
     Company's common stock                (5,488)  (6,099)   (165,854)                 7,637      171,953
   Other                                                          (109)       (709)                                  (818)
                                          -------   ------    --------    --------     -------   ---------     -----------
Balance at December 31, 1998              110,946    1,109     356,333     841,726                              1,199,168

   Purchase of treasury stock                                                          (8,793)    (181,268)      (181,268)
   Exercise of stock options                   87        1      (1,165)                   125        3,169          2,005
   Tax benefit from restricted stock
      and exercise of stock options                              3,790                                              3,790
   Net loss                                                                (43,658)                               (43,658)
                                          -------   ------    --------    --------     -------   ---------     -----------
Balance at December 31, 1999              111,033    1,110     358,958     798,068     (8,668)    (178,099)       980,037

   Issue and vesting of restricted stock                       (14,451)                   550       14,656            205
   Purchase of treasury stock                                                            (777)     (11,409)       (11,409)
   Exercise of stock options                                   (10,840)                   507       13,739          2,899
   Tax benefit from restricted stock
      and exercise of stock options                              1,942                                              1,942
   Net income                                                               39,055                                 39,055
                                          -------   ------    --------    --------     -------   ---------     -----------
Balance at December 31, 2000              111,033   $1,110    $335,609    $837,123     (8,388)   $(161,113)    $1,012,729
                                          =======   ======    ========    ========     =======   ==========    ==========

                            See accompanying notes.

                                MANOR CARE, INC.
                   Notes to Consolidated Financial Statements



1.   ACCOUNTING POLICIES

NATURE OF OPERATIONS
Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company's business relates to skilled nursing care and assisted living, operating 354 centers in 32 states with more than 60 percent located in Ohio, Michigan, Illinois, Pennsylvania and Florida. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company's 87 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 78 offices located in 18 states. The Company operates one hospital in Texas. In addition, the Company owns a majority of a start-up medical transcription business, which converts medical dictation into electronically formatted patient records.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As a result of the merger of Vitalink Pharmacy Services, Inc. (Vitalink) with and into Genesis Health Ventures, Inc. (Genesis) in 1998, the accompanying consolidated financial statements reflect the pharmacy segment as discontinued operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

On September 24, 1998, the shareholders of Health Care and Retirement Corporation (HCR) and the shareholders of the former Manor Care, Inc., now known as Manor Care of America, Inc. (MCA), separately approved the merger of MCA into a subsidiary of HCR, effective September 25, 1998. In accordance with the merger agreement, each share of MCA common stock was converted into one share of HCR common stock for a total of approximately 63.9 million shares, and MCA stock options outstanding were converted into approximately 2.1 million shares of HCR common stock. As a result of the transaction, MCA became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc and then to Manor Care, Inc. in 1999. The merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods presented.

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

The Company has controlling investments in certain entities which are not wholly owned. Amounts reflected as minority interest represent the minority owners' share of income in these entities. Minority interest liability represents the cumulative minority owners' share of income in these entities and is classified as other long-term liabilities.

In June 2000, the Company changed the accounting method for its investment in In Home Health, Inc. (IHHI) from the equity method to consolidation due to an increase in ownership from 41 percent to 61 percent. Retroactive to January 1, 2000, the Company began consolidating the results of IHHI and deducting the minority interest share on an after-tax basis. On December 28, 2000, pursuant to a merger agreement approved by IHHI stockholders, the Company purchased the remaining shares of IHHI to increase its ownership to 100 percent. In 1998, the Company changed the accounting for its investment in IHHI from consolidation to the equity method, retroactive to January 1, 1998, as a result of modifications to the preferred stock agreement that changed the Company's voting rights related to its preferred stock ownership.

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

RECEIVABLES AND REVENUES
Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by management to be the net realizable value. See Note 5 for further discussion.

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

INVESTMENT
The Company's investment in Genesis preferred stock is recorded at the lower of cost or net realizable value. Unrealized losses that are other than temporary are recognized in net income. See Note 4 for further discussion.

IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, national health care trends and other publicly available information. If these external factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 2 for further discussion of impairment charges in 1998.

SYSTEMS DEVELOPMENT COSTS
Costs incurred for systems development include direct payroll and consulting costs. These costs are capitalized and are amortized over the estimated useful lives of the related systems.

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

INTEREST RATE SWAPS
Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation and its associated interest rate swap, any realized or unrealized gain or loss from the swap is recognized in income coincident with the extinguishment gain or loss.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. The Company incurred $9.9 million, $9.5 million and $20.3 million in advertising costs for the years ended December 31, 2000, 1999 and 1998, respectively.

TREASURY STOCK
The Company records the purchase of its common stock for treasury at cost. The treasury stock is reissued on a first-in, first-out method. If the proceeds from reissuance of treasury stock exceed the cost of the treasury stock, the excess is recorded in capital in excess of par value. If the cost of the treasury stock exceeds the proceeds from reissuance of the treasury stock, the difference is first charged against any excess previously recorded in capital in excess of par value and any remainder is charged to retained earnings.

STOCK-BASED COMPENSATION
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock options.

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

RECLASSIFICATIONS
Certain reclassifications affecting other assets, other liabilities and operating expenses have been made in the 1999 financial statements to conform with the 2000 presentation.

2.   RESTRUCTURING CHARGE, MERGER EXPENSES, ASSET IMPAIRMENT AND OTHER CHARGES

The components of the restructuring charge, merger expenses, asset impairment and other charges in 1998 of $278.3 million and in 1999 of $14.8 million are disclosed in the table below. The liability outstanding at December 31, 1999 related to these charges was included in other accrued liabilities and paid in 2000.


                                        Cash      1998       1998      Liability     1999      1999     Liability
                                      Non-cash   Charge    Activity   at 12/31/98   Charge   Activity  at 12/31/99
                                      --------   ------    --------   -----------   ------   --------  -----------
                                                                    (In thousands)
MCA planned spin-off:
     Employee benefits                cash       $5,917    $(5,300)      $617        $219      $(836)
     Transaction costs                cash        6,805     (6,805)
     Write-down of assets             non-cash      778       (778)
                                               --------  ---------    -------     -------   --------    ------
                                                 13,500    (12,883)       617         219       (836)
                                               --------  ---------    -------     -------   --------    ------
HCR and MCA transaction:
     Employee benefits                cash       41,028    (12,734)    28,294                (27,184)   $1,110
     Deferred compensation            non-cash   11,867    (11,867)
     Other exit costs                 cash        4,234                 4,234                 (3,314)      920
     Merger transaction costs         cash       21,122    (21,122)
     Write-down of assets             non-cash   56,468    (56,468)
                                               --------  ---------    -------     -------   --------    ------
                                                134,719   (102,191)    32,528                (30,498)    2,030
                                               --------  ---------    -------     -------   --------    ------
Other costs:
     Amortization                     non-cash    7,863     (7,863)                10,554    (10,554)
     Duplicate costs                  cash        5,725     (5,725)                 2,328     (2,328)
     Other                            cash        1,685       (685)     1,000                 (1,000)
Asset impairment unrelated to merger  non-cash  114,769   (114,769)                 1,686     (1,686)
                                               --------  ---------    -------     -------   --------    ------
                                                130,042   (129,042)     1,000      14,568    (15,568)
                                               --------  ---------    -------     -------   --------    ------
     Total                                     $278,261  $(244,116)   $34,145     $14,787   $(46,902)   $2,030
                                               ========  =========    =======     =======   ========    ======


One component of the 1998 charge pertains to MCA's $13.5 million charge in connection with its plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development business. As a result of the transaction with HCR, the separation of MCA's businesses did not occur. Under the planned spin-off, 208 employees were terminated and received their severance as biweekly payments.

Charges related to the HCR-MCA transaction totaled $134.7 million in 1998. In connection with the merger, the Company developed a plan to integrate the businesses of both companies that included closing MCA's corporate office in Gaithersburg, Maryland and realigning the operating divisions from eight to six. The employee benefit costs related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of MCA who received termination notices. The terminated employees received their severance as biweekly payments. The deferred compensation expense of $11.9 million was attributable to the lapsing of restrictions on HCR's restricted stock due to the merger. The other exit costs pertained to various lease agreements and hardware and software contracts that have been terminated. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs. The write-down of assets as a result of the merger included MCA's computer hardware and software that was no longer being utilized by the Company and certain abandoned construction development projects.

Of the charges, $130.0 million in 1998 and $14.6 million in 1999 related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring. The non-cash charge primarily related to the amortization of certain MCA software applications until the transition to HCR's applications. Certain general and administrative costs represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

In 1998, the Company also recorded a charge for impairment of certain assets based on its quarterly review of long-lived and intangible assets. The charge of $114.8 million consisted of a majority of the goodwill related to the Company's program management service business, all of the goodwill related to the Company's home health businesses, the intangible assets related to six of the Company's rehabilitation businesses, a majority of the fixed assets related to seven facilities and certain assets relating to the Company's vision management businesses. A significant feature of the Company's evaluation was the evolving impact of the Balanced Budget Act of 1997 (Budget Act) under which a new Medicare prospective payment system (PPS) commenced on July 1, 1998 and an interim payment system (IPS) for home health businesses that commenced on October 1, 1997 for the Company. These new reimbursement systems had an unfavorable impact on the program management service, home health and vision management businesses, resulting in an impairment loss. The write-off of the facility fixed assets and the rehabilitation company intangible assets resulted from specific entities, which were not generating cash flow despite efforts by the Company to return the operations to a level of profitability. The estimated fair value of the impaired assets was based on a multiple of projected annual earnings.

3.   ACQUISITIONS/DIVESTITURES

The Company owned 41 percent of In Home Health, Inc (IHHI) at December 31, 1999 and acquired the remaining interest in 2000 for $14.0 million. The acquisition was recorded under the purchase method of accounting, and the Company recorded $13.0 million of goodwill which will be amortized over 20 years. The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of IHHI had been consummated as of January 1, 1999, follows:

                                                  2000             1999
                                                  ----             ----
                                          (In thousands, except per share data)

Revenues                                       $2,380,578       $2,219,651
Operating expenses                              2,016,258        1,769,706
Income (loss) before extraordinary
  item and cumulative effect                       39,305          (53,332)
Net income (loss)                                  39,305          (41,832)

Net income (loss) per share -
  basic and diluted                                  $.38            $(.39)


The Company also paid $8.3 million, $9.2 million and $9.8 million in 2000, 1999 and 1998, respectively, for the acquisition of rehabilitation therapy businesses, home health businesses and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. Certain acquisition agreements contain a provision for additional consideration contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $14.9 million and will, if earned, be paid over the next five years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses are included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.

The Company formed a strategic alliance with Alterra Healthcare Corporation (Alterra) in 1998. Two of the key provisions of the alliance included the sale of 26 centers and the lease of two centers to Alterra in 1999 and the creation of a joint venture in 1999 to develop and construct specialized assisted living residences in the Company's core markets. In 1999, the Company completed the sale of 26 facilities for $154.5 million, realizing a gain of $6.1 million ($3.7 million after tax). As part of the development joint venture, the Company contributed 20 facilities to various project companies or partnerships of which the joint venture has a 10 percent equity interest. The facilities had a net book value of $77.8 million, and the Company recognized no gain or loss on the sale. Due to a change in development intentions of the partners, the Company purchased seven facilities in 2000 that were originally contributed by the Company in 1999. The Company reclassified its receivable of $26.4 million related to developing these assets to property and equipment. Of this amount, $19.2 was a receivable at December 31, 1999.

During 1999, the Company exercised a purchase option on MCA's corporate headquarters in Gaithersburg, Maryland and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain ($6.1 million after tax). The gains on asset sales in 1999 have all been recorded as extraordinary items as required after a business combination accounted for as a pooling of interests.

4.   DISCONTINUED PHARMACY OPERATIONS

MCA and one of its subsidiaries owned approximately 50 percent of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger (Vitalink Merger Agreement) with Genesis Health Ventures, Inc. (Genesis). Pursuant to the Vitalink Merger Agreement, on August 28, 1998, MCA received .045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (Series G Preferred Stock) for each share of Vitalink common stock. MCA received 586,240 preferred shares valued at $293.1 million as consideration for all of its common stock of Vitalink. As a result of the conversion of stock, MCA recorded a gain of $99.8 million ($59.9 million after tax). Accordingly, the Vitalink results are reported as discontinued operations for all periods presented.

The Series G Preferred Stock bears cash dividends at an initial annual rate of
5.9375 percent. The Company accrued $5.8 million of dividend income in 1998 which was paid in 1999. The Company continued to accrue dividend income of $4.4 million each quarter in 1999. At December 31, 1999, Genesis had failed to pay dividends on the Series G Preferred Stock for four consecutive quarters. Based on Genesis' inability to pay dividends and its operating performance in 1999, the Company recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the basis of its $293.1 million investment by $274.1 million.

As a result of the non-payment of the cumulative dividends for four consecutive quarters, all future dividends are payable in additional shares of Series G Preferred Stock valued at $500 per share, and the holders of Series G Preferred Stock elected two additional directors to the

Genesis board until such time as all accrued and unpaid dividends are paid in full in cash. Subsequent to their election, the additional directors resigned and replacement directors have not been named as of December 31, 2000. In 2000, the Company recorded a reserve of $17.4 million for the dividends paid in additional shares of Series G Preferred Stock and due to Genesis' bankruptcy filing on June 22, 2000, reduced the basis of its investment by $19.0 million to zero.

Series G Preferred Stock holders are initially entitled to 13.441 votes per share of Series G Preferred Stock, and will vote together with the holders of Genesis common stock and as a separate class on matters as to which the Pennsylvania Business Corporation Law requires a separate class vote.

At the option of MCA, each share of Series G Preferred Stock is convertible at any time into Genesis common stock at a conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may, under certain circumstances, force conversion of the Series G Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect to the Series G Preferred Stock as of the date of the conversion.

The financial results for the discontinued pharmacy operations for the year ended December 31, 1998 are as follows: revenues of $381.1 million that includes sales to MCA's skilled nursing and assisted living facilities of $31.8 million, income before income taxes of $15.3 million and net income of $8.0 million.

5.   REVENUES

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $1.4 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Medicare and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $4.2 million receivable and $9.6 million payable at December 31, 2000 and 1999, respectively. There were no non-governmental receivables which represented amounts in excess of 10 percent of total receivables at December 31, 2000 and 1999.

Revenues for certain health care services are as follows:

                                                                2000             1999              1998
                                                                ----             ----              ----
                                                                            (In thousands)
Skilled nursing and assisted living services                 $2,037,959       $1,911,720        $1,987,815
Rehabilitation services                                          71,111           63,767            70,522
Home health services                                            186,475           61,062            48,416
Other services                                                   85,033           98,796           102,334
                                                             ----------       ----------        ----------
                                                             $2,380,578       $2,135,345        $2,209,087
                                                             ==========       ==========        ==========

6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                             2000              1999
                                             ----              ----
                                                (In thousands)

Land and improvements                    $   234,719      $   217,457
Buildings and improvements                 1,579,336        1,473,425
Equipment and furnishings                    341,412          347,455
Capitalized leases                            29,974           31,329
Construction in progress                      38,415           77,232
                                         -----------      -----------
                                           2,223,856        2,146,898
Less accumulated depreciation                646,478          596,391
                                         -----------      -----------
Net property and equipment               $ 1,577,378      $ 1,550,507
                                         ===========      ===========


Depreciation expense, including amortization of capitalized leases, amounted to $111.2 million, $108.5 million and $110.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated depreciation includes $11.9 million and $10.8 million at December 31, 2000 and 1999, respectively, relating to capitalized leases.

7.   DEBT

Debt consists of the following at December 31:

                                                2000              1999
                                                ----              ----
                                                    (In thousands)
Five Year Agreement                            $452,000         $476,500
364 Day Agreement (revolving loans)             155,000          179,000
Senior Notes, net of discount                   149,675          149,615
Mortgages and other notes                        42,456           61,135
Capital lease obligations (see Note 8)            5,402            6,869
                                               --------         --------
                                                804,533          873,119
Less:
364 Day Agreement                               155,000          179,000
Amounts due within one year                       5,479            6,617
                                               --------        ---------
Long-term debt                                 $644,054         $687,502
                                               ========         ========


Concurrent with the merger, a five-year, $500 million credit agreement (Five Year Agreement) and a 364-day, $300 million credit agreement (364 Day Agreement) were established with a group of banks, under which both the Company and MCA are borrowers. The credit agreements were established to repay borrowings of HCR and MCA under prior credit arrangements, as discussed below, to provide additional credit capacity for future developments and to provide credit back-up for the issuance of commercial paper. The credit agreements contain various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

The Company's $300 million credit agreement was amended in 1999 and now provides for a $200 million credit agreement (364 Day Agreement). Loans under the amended 364 Day Agreement, which mature September 21, 2001, bear interest at variable rates that reflect, at the election of the Company, either the agent bank's base lending rate or an increment over Eurodollar indices of .50 percent to 1.275 percent, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provides for a fee on the total amount of the facility, ranging from .125 percent to .225 percent, depending on the performance of the same ratio.

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

Whenever the aggregate utilization of both credit facilities exceeds $350 million, an additional fee of .05 percent is charged on loans due under the Five Year Agreement and an additional fee ranging from .10 percent to .125 percent is charged on loans under the 364 Day Agreement, based on the performance of a key ratio. The average interest rate on loans under the Five Year and 364 Day Credit Agreements was 7.48 percent at December 31, 2000, excluding the fee on the total facility. After consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $66.7 million.

In 1999, the Company, Alterra and the development joint venture jointly and severally guaranteed a $200 million revolving credit agreement, which was to mature September 30, 2002. The line of credit was reduced to $60 million in March 2000. In January 2001, the line of credit was further reduced to $57 million and the maturity date was adjusted to June 29, 2001. The Company and Alterra each have a 50 percent interest in the development joint venture which is the 10 percent owner and managing owner or partner in the various project companies and partnerships which are entitled to borrow under the credit agreement. There was $57 million and $48 million of guaranteed debt outstanding under the revolving credit agreement at December 31, 2000 and 1999, respectively. Funds were used to construct and support start-up working capital for assisted living residences. The Company and Alterra are undertaking efforts to sell the facilities. The debt will be repaid upon the sale of each facility.

On September 25, 1998, the Company repaid $264 million outstanding under HCR's prior credit agreement and $325 million on MCA's prior credit arrangements. The repayment of the prior credit facilities was accounted for as an early extinguishment of debt. In conjunction with the extinguishment of debt, the Company terminated three interest rate swaps with a total notional amount of $350 million that were designated as a hedge of MCA's debt. The loss on terminating the swaps of $31.3 million along with the unamortized debt issue costs was recorded as an extraordinary item that totaled $31.7 million ($19.0 million after tax).

In June 1996, MCA issued $150 million of 7.5% Senior Notes due 2006. These notes are redeemable at the option of MCA at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of the redemption. The proceeds of the offering were used to repay borrowings under MCA's prior credit facility.

Interest rates on mortgages and other long-term debt ranged from 5.40 percent to
10.75 percent. Maturities ranged from 2001 to 2018. Owned property with a net book value of $93.0 million was pledged or mortgaged. Interest paid on all debt amounted to $63.7 million, $56.4 million and $47.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capitalized interest costs amounted to $4.5 million, $3.2 million and $8.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Debt maturities for the five years subsequent to December 31, 2000 are as follows: 2001 - $160.5 million; 2002 - $5.6 million; 2003 - $460.7 million; 2004
- $3.5 million; and 2005 - $3.7 million.

8.   LEASES

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options, and the Company's headquarters lease includes a residual guarantee of $22.8 million. Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2000 are as follows:

                                             Operating           Capital
                                               Leases            Leases
                                             ---------           ------
                                                    (In thousands)

2001                                          $ 15,610          $   645
2002                                            12,962              659
2003                                            10,810              654
2004                                             4,268              615
2005                                             2,416              620
Later years                                     34,301           11,716
                                              --------          -------
Total minimum lease payments                  $ 80,367           14,909
                                              ========

Less amount representing interest                                 9,507
                                                                -------
Present value of net minimum
   lease payments (included in
   long-term debt - see Note 7)                                 $ 5,402
                                                                =======


Rental expense was $22.4 million, $17.8 million and $18.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9.   INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                    2000          1999             1998
                                                                    ----          ----             ----
                                                                                 (In thousands)
Current:
  Federal                                                        $  41,353      $  51,865          $  58,885
  State and local                                                    8,453         15,641              9,249
                                                                 ---------      ---------          ---------
                                                                    49,806         67,506             68,134

Deferred:
  Federal                                                          (22,947)       (93,983)           (39,782)
  State and local                                                   (5,370)       (20,761)            (6,755)
                                                                 ---------      ---------          ---------
                                                                   (28,317)      (114,744)           (46,537)
                                                                 ---------      ---------          ---------
Provision (benefit) for income taxes from
  continuing operations                                             21,489        (47,238)            21,597
Provision for income taxes from
  discontinued operations                                                                             47,164
Provision (benefit) for income taxes from
  extraordinary items                                                               7,508            (12,690)
Benefit for income taxes from cumulative
  effect of change in accounting principle                                                            (3,759)
                                                                 ---------      ---------          ---------
Total provision (benefit) for income taxes                       $  21,489      $ (39,730)         $  52,312
                                                                 =========      =========          =========










The reconciliation of the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes to the provision (benefit) for income taxes from continuing operations is as follows:


                                                                    2000            1999               1998
                                                                    ----            ----               ----
                                                                              (In thousands)
Income taxes (benefit) computed at statutory rate                  $21,584       $(35,839)           $(8,598)
Differences resulting from:
  Write-off of non-deductible goodwill                                                                22,028
  Non-deductible transaction costs                                                                     7,217
  State and local income taxes                                       2,004         (3,328)             1,621
  Non-deductible compensation                                          911          1,870              2,028
  Exclusion of dividends received                                                    (588)            (2,093)
  Jobs tax credits                                                  (1,770)        (1,520)            (1,484)
  Corporate-owned life
insurance                                                                            (163)            (1,079)
  Unrealized losses of subsidiary                                                   4,340
  Reversal of valuation allowance                                   (3,931)
  Adjustment to prior years' estimated tax liabilities                            (11,653)
  Other                                                              2,691           (357)             1,957
                                                                 ---------      ---------          ---------
Provision (benefit) for income taxes from
  continuing operations                                            $21,489       $(47,238)           $21,597
                                                                   =======       ========            =======

The Internal Revenue Service has examined the Company's federal income tax returns for all years through May 31, 1995 for MCA and through December 31, 1996 for HCR. The years have been closed through May 31, 1995 for MCA and through December 31, 1992 for HCR. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                        2000              1999
                                                        ----              ----
                                                           (In thousands)
Deferred tax assets:
   Accrued insurance reserves                         $ 44,305         $ 16,890
   Net loss on Genesis investment                       43,526           35,499
   Allowances for receivables and settlements           33,433           31,565
   Employee compensation and benefits                   27,610           27,998
   Net operating loss carryover                         11,622           11,553
   Other                                                 3,932            4,471
                                                     ---------        ---------
                                                      $164,428         $127,976
                                                     =========        =========

Deferred tax liabilities:
   Fixed asset and intangible asset
     bases differences                                $155,784         $150,588
   Leveraged leases                                     35,978           36,646
   Pension receivable                                    8,984            7,832
   Other                                                10,579            8,125
                                                     ---------        ---------
                                                      $211,325         $203,191
                                                     =========        =========
Net deferred tax liabilities                          $(46,897)       $ (75,215)
                                                     =========        =========


At December 31, 2000, the Company had approximately $45.4 million of net operating loss carryforwards for tax purposes which expire in 2017-2019, and the maximum amount to be used in any year is $6.8 million. Net income taxes paid amounted to $33.7 million, $50.0 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  COMMITMENTS/CONTINGENCIES

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $22.5 to $28 million. The Company has received or expects to receive between $18.0 million and $23.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset amounts due as a result of these exposures.

Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance (COLI) as of January 1, 1999. The Company has recorded a cumulative reduction to income tax expense of approximately $34 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service (IRS) has not asserted any claim challenging the Company's COLI interest expense deductions, the IRS has challenged other taxpayers' COLI interest deductions and has prevailed in certain lower court decisions. Management understands that these decisions and the IRS's position are being subjected to extensive challenges in court. The Company intends to defend vigorously its right to deduct the entire amount of such interest payments, were the IRS to challenge these deductions.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

As of December 31, 2000, the Company had contractual commitments of $8.4 million relating to its internal construction program. As of December 31, 2000, the Company has total letters of credit of $32.9 million that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 89 percent of such letters of credit relate to recorded liabilities.

11.  EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:


                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                        (In thousands, except EPS)
Numerator:
     Income (loss) from continuing operations
       (income available to common shareholders)               $ 39,055         $(55,158)         $(46,162)
Denominator:
     Denominator for basic EPS - weighted-
       average shares                                           102,203          107,627           108,958
     Effect of dilutive securities:
         Stock options                                              839
         Non-vested restricted stock                                 84
                                                               --------         --------          --------
     Denominator for diluted EPS -
       adjusted for weighted-average
       shares and assumed conversions                           103,126          107,627           108,958
                                                               ========         ========          ========

EPS- income (loss) from continuing operations
     Basic and diluted                                             $.38           $(.51)            $(.42)

Options to purchase 2,950,000 shares of the Company's common stock at an average price of $30.47 were not included in the computation of diluted EPS for 2000 because the options' exercise prices were greater than the average market price of the common shares. In 1999 and 1998, the dilutive effect of stock options would have been 1,121,000 and 2,349,000 shares, respectively. These shares were not included in the calculation because the effect would be anti-dilutive with a loss from continuing operations.

12.  STOCK PLANS

The Company has stock option plans for key employees and for outside directors which authorize the grant of options for up to 11,199,000 and 800,000 shares, respectively. There were 2,486,684 and 3,962,016 shares available for future grant at December 31, 2000 and 1999, respectively. Generally, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately.

The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans, and, accordingly, did not recognize compensation expense for options granted in 1995 through 2000. If the Company had accounted for its 1995 through 2000 options under the fair value method, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         2000          1999          1998
                                         ----          ----          ----
                                     (In thousands, except earnings per share)

Net income (loss) - as reported          $39,055      $(43,658)     $(2,933)
Net income (loss) - pro forma            $36,039      $(46,346)    $(17,581)

Earnings per share - as reported:
  Basic and diluted                         $.38         $(.41)      $(.03)
Earnings per share - pro forma:
  Basic and diluted                         $.35         $(.43)      $(.16)


The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because a limited number of options were granted in 1999 and the vesting of options were accelerated in 1998. In 1998, all outstanding MCA options were converted, under their original terms, into the right to receive shares of the Company's common stock. Therefore, the remaining fair value of 1995 through 1998 grants was expensed in 1998 on a pro forma basis. Also, the vesting was accelerated for stock options granted in 1996 and 1997 for certain HCR executive officers, which required the remaining fair value to be expensed in 1998 on a pro forma basis.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0 percent for the Company in 2000 and 1999 and HCR in 1998; dividend yield based on historical dividends of $.088 per share annually for MCA in 1998; expected volatility of 46 percent, 35 percent and 28 percent; risk-free interest rates of 6.18 percent, 5.35 percent and 4.72 percent; and expected lives of 4.2, 4.8 and 4.5 years. The weighted-average fair value of options granted is $3.36, $10.25 and $10.53 per share in 2000, 1999 and 1998, respectively. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Information regarding these option plans for 1998, 1999 and 2000 is as follows:

                                                              Weighted-
                                                               Average
                                                              Exercise
                                           Shares              Price
                                           ------             ---------

Options outstanding at
 January 1, 1998                           8,373,945           $15.53
Options granted                            1,808,370           $34.22
Options forfeited                           (256,838)          $29.01
Options exercised                           (804,489)           $7.47
Converted to stock (see Note 1)           (3,313,467)
                                          ----------
Options outstanding at
  December 31, 1998                        5,807,521           $20.04
Options granted                               38,001           $26.31
Options forfeited                           (227,226)          $31.59
Options exercised                           (211,679)           $9.33
                                          ----------
Options outstanding at
   December 31, 1999                       5,406,617           $20.02
Options granted                            1,635,444            $9.11
Options forfeited                           (160,112)          $30.76
Options exercised                           (506,800)           $5.41
                                          ----------
Options outstanding at
   December 31, 2000                       6,375,149           $18.11
                                          ==========
Options exercisable at
  December 31, 1998                        3,984,996           $14.24
  December 31, 1999                        3,952,392           $15.14
  December 31, 2000                        3,936,324           $17.56

The following tables summarize information about options outstanding and options exercisable at December 31, 2000:


                               Options Outstanding
                               -------------------

                                                             Weighted-
                                           Weighted-           Average
  Range of                                  Average           Remaining
  Exercise               Number            Exercise          Contractual
   Prices              Outstanding           Price              Life
   ------              -----------         ---------         -----------
$ 5 - $10               2,899,334            $ 6.46              4.8
$10 - $20                 967,185            $15.78              3.1
$20 - $30                 673,498            $24.67              5.5
$30 - $45               1,835,132            $35.34              6.6
                        ---------
                        6,375,149            $18.11              5.1
                        =========



                               Options Exercisable
                               -------------------

                                            Weighted-
  Range of                                   Average
  Exercise                Number            Exercise
   Prices               Exercisable           Price
   ------               -----------           -----
$ 5 - $10                1,619,334            $ 6.04
$10 - $20                  967,185            $15.78
$20 - $30                  673,498            $24.67
$30 - $45                  676,307            $40.64
                         ---------
                         3,936,324            $17.56
                         =========

The Company has a restricted stock plan for corporate officers and certain key senior management employees which authorizes up to 1,892,866 restricted shares to be issued. There were 112,250 restricted shares available for future grant at December 31, 2000. During 2000, certain executive officers were issued 550,000 restricted shares with a fair value of $7.00 that vest at retirement. During 1998, certain executive officers and key senior management employees were issued 339,500 restricted shares with a fair value of $38.63. The restrictions associated with the 1998 restricted stock lapsed as a result of the merger, and the total deferred compensation expense of $11.9 million was recorded in the provision for restructuring charge. Compensation expense related to restricted stock was $0.2 million and $12.7 million for the years ended December 31, 2000 and 1998, respectively.

13.  EMPLOYEE BENEFIT PLANS

The Company has two qualified defined benefit pension plans which were amended in 1994 and 1996 to freeze all future benefits.

The funded status of these plans is as follows:

                                                      2000              1999
                                                      ----              ----
                                                          (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $35,512        $39,298
Interest cost                                           2,341          2,575
Actuarial gains                                        (2,486)        (1,957)
Benefits paid                                          (4,058)        (4,404)
                                                      -------         ------
Benefit obligation at end of year                      31,309         35,512
                                                      -------         ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         65,132         61,965
Actual return on plan assets                            1,228          7,571
Benefits paid                                          (4,058)        (4,404)
                                                      -------         ------
Fair value of plan assets at end of year               62,302         65,132
                                                      -------         ------

Excess funded status of the plans                      30,993         29,620
Unrecognized net actuarial gains                       (8,410)       (10,103)
                                                      -------        -------
Prepaid benefit cost                                  $22,583        $19,517
                                                      =======        =======


Both plans have prepaid benefit costs at December 31, 2000. The prepaid benefit under one plan was $19.7 million at December 31, 1999. The accrued pension cost under the other plan was $0.2 million at December 31, 1999. At December 31, 2000 and 1999, the fair value of one plan's assets was $15.0 million and $16.4 million, respectively, with an associated accumulated benefit obligation of $15.5 million and $17.7 million, respectively.

The components of the net pension income for these plans are as follows:

                                        2000            1999            1998
                                        ----            ----            ----
                                                    (In thousands)
Interest cost                         $ 2,341        $ 2,575         $ 2,528
Expected return on plan assets         (5,408)        (5,395)         (4,691)
                                      -------        -------         -------
Net pension income                    $(3,067)       $(2,820)        $(2,163)
                                      =======        =======         =======


The actuarial present value of benefit obligations is based on an average discount rate of 7.75 percent at December 31, 2000 and 1999. The freezing of future pension benefits eliminated any future salary increases from the computation. The average expected long-term rate of return on assets is 10 percent for 2000 and 1999.

The Company has two senior executive retirement plans which are non-qualified plans designed to provide pension benefits and life insurance for certain officers. Pension benefits are based on compensation and length of service. The benefits under one of the plans are provided from a combination of the benefits to which the corporate officers are entitled under a defined benefit pension plan and from life insurance policies that are owned by certain officers who have assigned the corporate interest (the Company's share of premiums paid) in the policies to the Company. The Company's share of the cash surrender value of the policies was $36.2 million and $30.1 million at December 31, 2000 and 1999, respectively, and was included in other assets. The other plan is unfunded. During 2000, the unfunded plan recognized a curtailment gain of $1.8 million due to the resignation of employees which reduced accrued benefits. The accrued liability for both plans was $8.1 million and $9.4 million at December 31, 2000 and 1999, respectively, and was included in other long-term liabilities.

The Company maintains three savings programs qualified under Section 401(k) of the Internal Revenue Code (401(k)) and two non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution ranging from 2 percent to 6 percent of the participant's compensation, as defined in each plan. The Company's expense for these plans amounted to $6.5 million, $11.1 million and $8.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in expense for 2000 and 1998 was primarily due to a decline in earnings on the non-qualified, deferred compensation programs.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:

                                                           2000                              1999
                                                 -----------------------            ---------------------
                                                 Carrying         Fair              Carrying       Fair
                                                  Amount          Value              Amount        Value
                                                 --------        -------            --------      -------
                                                                     (In thousands)
Cash and cash equivalents                        $  24,943     $  24,943            $  12,287    $  12,287
Debt, excluding capitalized leases                 799,131       790,086              866,250      861,255


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

15.  SHAREHOLDER RIGHTS PLAN

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

16.  SEGMENT INFORMATION

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information by segment, including capital expenditures, is not provided to the Company's chief operating decision maker.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on operating margin which represents revenues less operating expenses. The operating margin does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes. The "Other" category is not comparative as IHHI is included on a consolidated basis in 2000 and on the equity method in 1999 and 1998. The Company recorded an additional $57 million of general and professional liability expense in 2000 in comparison to 1999. The change in estimate incorporates industry experience and relates to the long-term care segment.


                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)
Year ended December 31, 2000
     Revenues from external customers                        $2,037,959         $342,619        $2,380,578
     Intercompany revenues                                                        27,825            27,825
     Depreciation and amortization                              109,213           11,995           121,208
     Operating margin                                           335,291           29,029           364,320

Year ended December 31, 1999
     Revenues from external customers                        $1,911,720         $223,625        $2,135,345
     Intercompany revenues                                                        20,993            20,993
     Depreciation and amortization                              107,185            7,416           114,601
     Operating margin                                           398,668           39,218           437,886

Year ended December 31, 1998
     Revenues from external customers                        $1,987,815         $221,272        $2,209,087
     Intercompany revenues                                                        38,319            38,319
     Depreciation and amortization                               94,506           24,717           119,223
     Operating margin                                           443,609           49,903           493,512

                                MANOR CARE, INC.
                         Supplementary Data (Unaudited)
                          Summary Of Quarterly Results


                                                                            Year Ended December 31, 2000
                                                                            ----------------------------
                                                              First       Second        Third        Fourth        Year
                                                              -----       ------        -----        ------        ----
                                                                      (In thousands, except per share amounts)
Revenues                                                     $569,918     $581,247     $604,531     $624,882   $2,380,578
Income from continuing operations before other
   income (expenses), income taxes and minority interest       11,948       28,810       45,869       52,458      139,085
Net income (loss)                                                (783)      (3,429)      20,373       22,894       39,055

Earnings per share - net income (loss):
  Basic and diluted                                             $(.01)       $(.03)        $.20         $.22         $.38



                                                                            Year Ended December 31, 1999
                                                                            ----------------------------
                                                              First       Second        Third        Fourth        Year
                                                              -----       ------        -----        ------        ----
                                                                      (In thousands, except per share amounts)
Revenues                                                     $531,848     $530,454     $536,732     $536,311   $2,135,345
Income from continuing operations before other
    income (expenses), income taxes, and minority interest     66,571       55,687       55,837       40,660      218,755
Income (loss) before extraordinary item and cumulative effect  41,028       33,616       33,497     (163,299)     (55,158)
Net income (loss)                                              41,028       40,506       39,544     (164,736)     (43,658)

Earnings per share - Income (loss) before
  extraordinary item and cumulative effect:
  Basic                                                          $.37         $.30         $.32        $(1.59)    $(.51)
  Diluted                                                        $.37         $.30         $.31        $(1.59)    $(.51)


The results for the first quarter of 2000 differ from the amounts in the respective 10-Q due to the change in the accounting for the Company's investment in In Home Health, Inc. (IHHI) from the equity method to consolidation, retroactive to January 1, 2000. The Company increased its ownership in IHHI in June 2000. See Note 1 to the consolidated financial statements for additional discussion.

In the first quarter of 2000, the Company recorded general and professional liability expense of $33.6 million ($21.5 million after tax) that related to a change in estimate incorporating industry experience. In the second quarter of 2000, the Company reduced the basis of its investment in Genesis preferred stock and another Genesis investment by $20.0 million ($12.8 million after tax). See the Management's Discussion and Analysis for further discussion of these items.

In the fourth quarter of 1999, the Company reduced the basis of its investment in Genesis preferred stock by $274.1 million ($165.8 million after tax) and recorded a reserve of $17.4 million ($16.2 million after tax) related to accrued 1999 dividend income. See Note 4 to the consolidated financial statements for further discussion. In the fourth quarter of 1999, the Company also recorded losses of $12.4 million related to a start-up business. In the first, second and third quarters of 1999, the Company recorded a provision for restructuring charge, merger expenses, asset impairment and other related charges of $6.9 million ($4.6 million after tax), $3.8 million ($2.5 million after tax) and $4.1 million ($2.7 million after tax), respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information on directors of the Registrant is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed pursuant to Regulation 14A with the Commission prior to April 30, 2001. The names, ages, offices and positions held during the last five years of each of the Company's executive officers is set forth below.

                               EXECUTIVE OFFICERS
                               ------------------

NAME                     AGE       OFFICE AND EXPERIENCE
----                     ---       ---------------------

PAUL A. ORMOND            51       President and Chief Executive Officer of the
                                   Company since August 1991 and Chairman of the Board of the Company from August 1991 to September 1998. Member of Class I of the
                                   Board of Directors of the Company, with a term expiring in 2001.

M. KEITH WEIKEL           62       Senior Executive Vice President and Chief
                                   Operating Officer of the Company since
                                   August 1991. Member of Class III of the
                                   Board of Directors of the Company, with a term expiring in 2003.

GEOFFREY G. MEYERS        56       Executive Vice President and Chief Financial
                                   Officer of the Company since August 1991 and Treasurer of the Company from August 1991 to August 1998.

R. JEFFREY BIXLER         55       Vice President and General Counsel of the
                                   Company since November 1991 and Secretary of the Company since December 1991.

NANCY A. EDWARDS          50       Vice President and General Manager of
                                   Central Division of the Company since
                                   December 1993.

JOHN K. GRAHAM            40       Vice President and Director of
                                   Rehabilitation Services of the Company since
                                   September 1998, Assistant Vice President and
                                   General Manager of Vision Management and
                                   Ancillary Businesses of Health Care and
                                   Retirement Corporation of America (HCRA), a subsidiary of the Company, from January 1997 to August 1998, and Assistant Vice President and Director of Planning and Marketing of HCRA from January 1996 to December 1996.

JEFFREY A. GRILLO         42       Vice President and General Manager of
                                   Mid-Atlantic Division of the Company since
                                   February 1999, Regional Director of
                                   Operations in Mid-Atlantic District of
                                   ManorCare Health Services, Inc. (MCHS), a subsidiary of the Company, from 1996 to January 1999, and Regional Director of
                                   Operations in Southeast District of MCHS from 1994 to 1996.

LARRY C. LESTER           58       Vice President and General Manager of
                                   Midwest Division of the Company since
                                   January 2000, Regional Director of
                                   Operations in Midwest Region of HCRA, from
                                   January 1998 to December 1999, and Vice
                                   President of Oakwood Healthcare System from
                                   January 1993 to December 1997.

SPENCER C. MOLER          53       Vice President and Controller of the Company
                                   since August 1991.

O. WILLIAM  MORRISON      62       Vice President and General Manager of
                                   Eastern Division of the Company since March
                                   1999, Assistant Vice President and General
                                   Manager of Texas of the Company from October
                                   1998 to February 1999, and Regional Manager in the Central Division of HCRA from September 1995 to September 1998.

RICHARD W. PARADES        44       Vice President and General Manager of
                                   Mid-States Division of the Company since
                                   January 1999, District Vice President and
                                   General Manager of Mid-States of MCHS from
                                   February 1997 to December 1998, and Regional
                                   Director of Operations in Mid-States
                                   District of MCHS from 1994 to January 1997.

F. JOSEPH SCHMITT         52       Vice President and General Manager of
                                   Southern Division of the Company since
                                   December 1993.

JO ANN YOUNG              51       Vice President and General Manager of
                                   Assisted Living Division of the Company
                                   since June 2000, Vice President and Director of Assisted Living of the Company from September 1998 to May 2000, Vice President and Director of Assisted Living of MCHS from February 1997 to August 1998, and Vice
                                   President of Operations of Caretenders
                                   HealthCorp from 1996 to January 1997.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information on executive compensation is incorporated herein by reference under the heading "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information on security ownership of certain beneficial owners is incorporated herein by reference under the heading "Security Ownership of Certain Management and Beneficial Owners" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2001.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Information on certain relationships and related transactions is incorporated herein by reference under the heading "Election of Directors" in the Registrant's Proxy Statement which will be filed with the Commission prior to April 30, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Manor Care, Inc. and subsidiaries are filed as part of this Form 10-K in Item 8 on the pages indicated:

                                                                          Page
                                                                          ----

     Report of Ernst & Young LLP, Independent Auditors                      32
     Consolidated Balance Sheets - December 31, 2000 and 1999               33
     Consolidated Statements of Operations -
         Years ended December 31, 2000, 1999 and 1998                       34
     Consolidated Statements of Cash Flows -
         Years ended December 31, 2000, 1999 and 1998                       35
     Consolidated Statements of Shareholders' Equity -
         Years ended December 31, 2000, 1999 and 1998                       36
     Notes to Consolidated Financial Statements - December 31, 2000         37


The following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries is included in this Form 10-K on page 62:

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

                                MANOR CARE, INC.

                 Schedule II - Valuation and Qualifying Accounts


                                                                   Charged                   Additions
                                      Balance at                  to Costs      Deduc-         From       Balance
                                       Beginning     Other           and        tions        Acquisi-    at End of
                                       of Period   (Note 1)       Expenses     (Note 2)        Tions      Period
                                      ----------   --------       --------     --------      ---------   ---------
                                                                    (In thousands)
Year ended December 31, 2000:
Deducted from asset accounts:
  Allowance for doubtful accounts      $58,975                   $32,911      $(31,868)       $1,119      $61,137
                                       =======                   =======      ========        ======      =======
  Reserve of Genesis dividend          $17,404                   $17,404                                  $34,808
                                       =======                   =======                                  =======

Year ended December 31, 1999:
Deducted from asset accounts:
  Allowance for doubtful accounts      $58,125                   $29,005      $(28,230)          $75      $58,975
                                       =======                   =======      ========           ===      =======
  Reserve of Genesis dividend          $                         $17,404                                  $17,404
                                       =======                   =======                                  =======

Year ended December 31, 1998:
Deducted from asset accounts:
  Allowance for doubtful accounts      $52,590      $(469)       $39,485      $(33,481)                   $58,125
                                       =======      =====        =======      ========                    =======


(1) Amount includes $1,725,000 for MCA's December 1997 net activity offset by the removal of In Home Health, Inc.'s (IHHI) allowance for doubtful accounts of $2,194,000 as of January 1, 1998 due to the deconsolidation of IHHI.
(2) Uncollectible accounts written off, net of recoveries.

EXHIBITS

S-K Item 601
      No.                                             Document
-------------
      2.1       -- Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation's (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      3.1       -- Certificate of Incorporation of Health Care and Retirement
                   Corporation (filed as Exhibit 4.1 to HCR's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      3.2       -- Form of Certificate of Amendment of Certificate of
                   Incorporation of the Registrant (filed as Annex D to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      3.3       -- Form of Amended  and  Restated  By-laws of the  Registrant
                   (filed as Exhibit 3 to Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
      4.1       -- Rights Agreement, dated as of May 2, 1995, between Health
                   Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to HCR's Registration Statement on Form 8-A and incorporated herein by reference).
      4.2       -- Second Amendment to Rights Agreement dated as of June 10,
                   1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR Manor Care Inc.'s Form 8-K filed on October 1, 1998 and incorporated herein by reference).
      4.3       -- Third Amendment to Rights Agreement dated as of March 11,
                   2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care Inc.'s Form 8-K filed on March 14, 2000 and incorporated herein by reference).
      4.4       -- Registration Rights Amendment dated as of September 25,
                   1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership,
                   The Stewart Bainum Declaration of rust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.'s Form 8-K filed on October 1, 1998 and incorporated herein by reference).
      4.5       -- Credit Agreement dated as of September 25, 1998 among HCR
                   Manor Care, Inc., Manor Care, Inc., Bank of America
                   National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4 to HCR Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
      4.6       -- First Amendment to Five Year Credit Agreement dated as of
                   February 9, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc.
                   (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4.6 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

      4.7       -- Second Amendment to Five Year Credit Agreement dated as of
                   September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4 to Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
       4.8      -- 364 Day Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of
                   America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4.1 to HCR Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
      4.9       -- 364 Day Credit Agreement dated as of September 25, 1998, as amended as of September 24, 1999, among HCR Manor Care,
                   Inc., Manor Care, Inc., Bank of America, National Association, the Chase Manhattan Bank, Deutsche Bank and the Other Financial Institutions Party Hereto (filed as
                   Exhibit 4 to Manor Care, Inc.'s Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
      4.10      -- The Second Amendment to the 364 Day Credit Agreement dated as of February 9, 2000 among Manor Care, Inc. (formerly HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit
                   4.9 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
      4.11      -- The Third Amendment to the 364 Day Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly
                   HCR Manor Care, Inc.), Manor Care of America, Inc.
                   (formerly Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4.1 to Manor Care, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
      4.12      -- Indenture dated as of June 4, 1996 between Manor Care,
                   Inc. and Wilmington Trust Company, Trustee (filed as Exhibit
                   4.1 to Manor Care of America, Inc.'s (MCA), formerly known as Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference).
      4.13      -- Supplemental Indentures dated as of June 4, 1996 between
                   Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to MCA's Form 8-K dated June 4, 1996 and incorporated herein by reference).
      10.1      -- Stock Purchase Agreement and amendment among HCR, HCRC
                   Inc., O-I Health Care Holding Corp. and Owens-Illinois,
                   Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR's Registration Statement on Form S-1, File
                   No. 33-42535 and incorporated herein by reference).
      10.2      -- Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
      10.3      -- Performance Award Plan (filed on pages A1 to A3 of Manor
                   Care, Inc.'s Proxy Statement dated March 30, 2000 in connection with its Annual Meeting held on May 2, 2000 and incorporated herein by reference).
      10.4      -- Amended Stock Option Plan for Key Employees (filed as
                   Exhibit 4 to HCR's Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference).

      10.5      -- First Amendment, Second Amendment and Third Amendment to
                   the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
      10.6      -- Revised form of Non-Qualified Stock Option Agreement
                   between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR's Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).
      10.7      -- Amended Restricted Stock Plan (filed on pages A1 to A9 of
                   HCR's Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).
      10.8      -- First Amendment to Amended Restricted Stock Plan (filed as
                   Exhibit 4.2 to HCR's Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference).
     *10.9      -- Revised form of Restricted Stock Plan Agreement between
                   Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan.
      10.10     -- Executive Officer Deferred Compensation Plan dated December
                   18, 1991 (filed as Exhibit 10.12 to HCR's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).
      10.11     -- Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     *10.12     -- Amended and Restated Health Care and Retirement
                   Corporation Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 1998.
     *10.13     -- First Amendment to Amended and Restated Health Care and
                   Retirement Corporation Senior Executive Retirement Plan, effective January 1, 1998.
      10.14     -- Senior Management Savings Plan dated December 17, 1992
                   (filed as Exhibit 10.16 to HCR's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
      10.15     -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA, and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
      10.16     -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
      10.17     -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
      10.18     -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
      10.19     -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Paul A. Ormond (filed as Exhibit 10.1 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      10.20     -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and M. Keith Weikel (filed as Exhibit 10.2 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

      10.21     -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      10.22     -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      10.23     -- Form of Retention Agreement among the Registrant, Manor
                   Care, Inc. and Stewart Bainum, Jr. (filed as Exhibit 10.13 to MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
      10.24     -- Form of Noncompetition Agreement among the Registrant,
                   Manor Care, Inc. and Stewart Bainum, Jr.(filed as Exhibit
                   10.12 to MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
      10.25     -- Form of Chairman's Service Agreement between the Registrant and Stewart Bainum, Jr. (filed as Exhibit 10.7 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
      10.26     -- Stock Option Plan for Outside Directors (filed as Exhibit
                   4.4 to HCR's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
      10.27     -- First Amendment, Second Amendment and Third Amendment to
                   the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
      10.28     -- Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
      10.29     -- Manor Care, Inc.'s Non-Employee Director Stock Compensation
                   Plan (filed as Exhibit A to MCA's Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).
    *21         -- Subsidiaries of the Registrant
    *23         -- Consent of Independent Auditors


REPORTS ON FORM 8-K
The Company filed a Form 8-K on December 28, 2000 regarding the completion of the merger of In Home Health, Inc. with a subsidiary of Manor Care, Inc.

--------------
* Filed herewith.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Manor Care, Inc.
                                         (Registrant)

                                         by /s/ R. Jeffrey Bixler
                                           ------------------------------------
                                           R. Jeffrey Bixler
                                           Vice President, General Counsel
                                           and Secretary


DATE:  February 13, 2001

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



        SIGNATURE                           TITLE                                         DATE
        ---------                           -----                                         ----

/s/ Stewart Bainum, Jr.
--------------------------------
Stewart Bainum, Jr.                         Chairman of the Board, Director               February 13, 2001

/s/ Joseph H. Lemieux
--------------------------------
Joseph H. Lemieux                           Director                                      February 13, 2001

/s/ William H. Longfield
--------------------------------
William H. Longfield                        Director                                      February 13, 2001

/s/ Frederic V. Malek
--------------------------------
Frederic V. Malek                           Director                                      February 13, 2001

/s/ Geoffrey G. Meyers
--------------------------------
Geoffrey G. Meyers                          Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)                 February 13, 2001

/s/ Spencer C. Moler
--------------------------------
Spencer C. Moler                            Vice President and Controller (Principal
                                            Accounting Officer)                           February 13, 2001

/s/ Paul A. Ormond
--------------------------------
Paul A. Ormond                              President and Chief Executive Officer
                                            (Principal Executive Officer); Director       February 13, 2001

/s/ John T. Schwieters
--------------------------------
John T. Schwieters                          Director                                      February 13, 2001

/s/ Robert G. Siefers
--------------------------------
Robert G. Siefers                           Director                                      February 13, 2001

/S/ M. Keith Weikel
--------------------------------
M. Keith Weikel                             Senior Executive Vice President and
                                            Chief Operating Officer; Director             February 13, 2001

/S/ Gail R. Wilensky
--------------------------------
Gail R. Wilensky                            Director                                      February 13, 2001

/s/ Thomas L. Young
--------------------------------
Thomas L. Young                             Director                                      February 13, 2001

                                  EXHIBIT INDEX


         Exhibit
         Number            Description
         -------           -----------

         10.9              Restricted Stock Form Agreement

         10.12 Amended and Restated Health Care and Retirement Corporation Senior Executive Retirement Plan

         10.13 First Amendment to Amended and Restated Health Care and Retirement Corporation Senior Executive Retirement Plan

          21               Subsidiaries of the Registrant

          23               Consent of Independent Auditors