Form 10-K405/A
period 2000-12-31
MANOR CARE INC
filed 2001-05-01
CIK 878736

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

                         COMMISSION FILE NUMBER: 1-10858

                                MANOR CARE, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       34-1687107
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)


   333 N. SUMMIT STREET, TOLEDO, OHIO                        43604-2617
(Address of principal executive offices)                     (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (419) 252-5500

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
        -------------------------------             ------------------------
         COMMON STOCK, $.01 PAR VALUE                NEW YORK STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

                           (Cover page 1 of 2 pages)

Based on the closing price of $22.95 per share on March 15, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was $2,229,582,517. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are "affiliates," as that term is defined under the Securities Act of 1934.

            The number of shares of Common Stock, $.01 par value, of Manor Care, Inc. outstanding as of March 15, 2001 was 103,039,664.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in the Part indicated:


     We incorporate by reference specific portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 8, 2001 in Part III.


                                EXPLANATORY NOTE

     We are filing this amendment to our Form 10-K for the year ended December 31, 2000 to implement the SEC's plain English rules for Items 1-7a and 9-14, changing merely their form but not substance. We have not made any changes to
Item 8, "Financial Statements and Supplementary Data" from the original filing.

                           (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I

    Item 1.      Business ....................................................2
    Item 2.      Properties .................................................14
    Item 3.      Legal Proceedings ..........................................16
    Item 4.      Submission of Matters to a Vote of Security Holders ........18

PART II

    Item 5.      Market for Registrant's Common Stock and Related
                 Shareholder Matters ........................................19
    Item 6.      Selected Financial Data ....................................20
    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................21
    Item 7a.     Quantitative and Qualitative Disclosures about Market Risk..34
    Item 8.      Financial Statements and Supplementary Data ................34
    Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ........................63

PART III

    Item 10.     Directors and Executive Officers of the Registrant .........63
    Item 11.     Executive Compensation .....................................65
    Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management.......................................65
    Item 13.     Certain Relationships and Related Transactions .............65

PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ................................................66

SIGNATURES       ............................................................73
EXHIBITS         ............................................................76

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Manor Care, Inc., which we also refer to as Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living, which is our only reportable operating segment. We provide greater detail about the revenues of certain health care services and other segment information in Notes 5 and 16 to the consolidated financial statements.

At December 31, 2000, we operated 298 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent of our facilities located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Some of our centers include medical specialty units that provide subacute medical and rehabilitation care, and/or Alzheimer's care programs. At December 31, 2000, we operated 87 outpatient rehabilitation clinics, an acute care hospital and 78 home health care offices that include the offices of In Home Health, Inc., or IHHI.

We owned 41 percent of IHHI at December 31, 1999 and acquired additional shares in June 2000 to increase our ownership to 61 percent. On December 28, 2000, pursuant to a merger agreement approved by the IHHI stockholders, we purchased the remaining shares of IHHI to increase our ownership to 100 percent. We paid approximately $14.0 million for the additional ownership interest during 2000.

In 1998, we formed a strategic alliance with Alterra Healthcare Corporation, or Alterra, to develop a broad-based network primarily dedicated to the care of patients suffering from Alzheimer's disease. In 1999, as part of this alliance we:

     - sold 26 assisted living centers to Alterra for $154.5 million and leased two other centers to Alterra;

     - created a joint venture to develop and construct up to $500 million of Alzheimer's dementia care assisted living facilities in our core markets over the next three to five years;

     - formed a new company to provide a variety of ancillary services, including rehabilitation therapy and home and hospice care, to residents in Alterra centers;and

     - contributed 20 facilities valued at $77.8 million to various project companies or partnerships of which the joint venture had a 10 percent equity interest.

We and Alterra jointly and severally guaranteed a line of credit related to the joint venture that was to mature September 30, 2002. In 2000 we took the following actions with respect to the joint venture:

     - Together with Alterra, we curtailed current and ceased future development activities;

     - Together with Alterra, we reduced the joint venture's revolving line of credit from $200 million to $60 million; and

     - We purchased seven facilities that we originally contributed to the joint venture in 1999.

In January 2001, we and Alterra further reduced the line of credit to $57 million and adjusted the maturity date to June 29, 2001.

Our executive offices are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. Our telephone number is (419) 252-5500.

NARRATIVE DESCRIPTION OF BUSINESS

LONG-TERM CARE SERVICES

We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names.

     Skilled Nursing Centers. Our facilities use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. We designed "Quality of Life" programs to give the highest possible level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. The Joint Commission on Accreditation of Healthcare Organizations has accredited many of our centers.

     Assisted Living Services. We have a number of stand-alone assisted living centers as well as units within our skilled nursing centers dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We use a comprehensive resident assessment to help determine the appropriate package of services desired or required by each resident. Our assisted living staff encourages residents to socialize and participate in a broad spectrum of activities.

SPECIALTY SERVICES

     Subacute Medical and Rehabilitation Care. Our leadership in subacute programs designed to shorten or eliminate hospital stays exemplifies our commitment to reducing the cost of quality health care. Working closely with patients, families and insurers, interdisciplinary teams of experienced medical professionals develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. We provide medical and rehabilitation programs for patients recovering from major surgery; severe injury; or serious cardiovascular, respiratory, infectious, endocrine or neurological illnesses.

     Alzheimer's Care. As an industry leader in Alzheimer's care, we provide innovative services and facilities to care for Alzheimer's patients in early, middle and advanced stages of the disease. Trained staffs provide specialized care and programming for persons with Alzheimer's or related disorders in freestanding Arden Courts facilities and in dedicated units within many of our skilled nursing centers.

HEALTH CARE SERVICES

We provide rehabilitation therapy in our long-term care centers, other skilled centers, hospitals and our 87 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. Our home health care business specializes in all levels of home health, hospice care and rehabilitation therapy from 78 offices in 18 states. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. We own and operate a general medical/surgical acute care hospital with 172 licensed beds in Texas. We entered into long-term management contracts with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery.

OTHER SERVICES

We own approximately 96 percent of a start-up medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

LABOR

Labor costs, including temporary staffing, account for approximately 64 percent of our operating expenses, and we compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. A shortage of nurses or other trained personnel and general inflationary pressures required us to enhance our wage and benefits packages in order to compete for qualified personnel. Although we currently do not face a staffing shortage in all markets where we operate, we have used high priced temporary help to supplement staffing levels in markets with shortages of health care workers. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

CUSTOMERS

No individual customer or related group of customers accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or group of related customers would have a material adverse effect.

Certain classes of patients rely on a common source of funds to pay the cost of their care. The following table reflects the allocation of revenue sources among Medicare, Medicaid, and private pay and other sources for the last three years for services related to skilled nursing, assisted living and rehabilitation operations.
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
                                    ====           ====           ====

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government.

Private pay and other sources include commercial insurance, individual patients' own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determined these rates.

Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. On August 5, 1997, Congress enacted the Balanced Budget Act of 1997, or the Budget Act, which sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid. The Budget Act contained numerous changes affecting Medicare and Medicaid payments to skilled nursing facilities, home health agencies, hospices and therapy providers, among others.

     Medicare and Medicaid Payment Changes Under the Budget Act. Medicare reimbursed skilled nursing facilities retrospectively for cost reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services regardless of their actual cost based on various categories of patients. The Medicare program phased in this prospective payment system over three cost reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services that began October 1, 2000. The Budget Act also reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of "efficiently and economically operated" nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redress certain reductions in Medicare reimbursement resulting from the Budget Act. Several provisions of BBRA 99 positively affected us, beginning primarily in the latter half of 2000. These favorable provisions include:

     - a temporary increase in the payment for certain high cost nursing home patients, for services provided beginning April 1, 2000. BIPA 2000 amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific categories to all rehabilitation categories. This temporary increase will continue until the Secretary of the Department of Health and Human Services implements a refined patient classification to better account for medically complex patients;

     - increases in federal daily rates by an additional 4 percent per year for the 12 months ending September 30, 2001 and 2002;

     - for cost reporting periods beginning on or after January 1, 2000, skilled nursing facilities may waive the prospective payment system transition period and elect to receive 100 percent of the federal daily rate;

     - specific services or items, such as ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices, furnished on or after April 1, 2000, may be reimbursed in addition to the prospective payment system daily rate;

     - a two-year moratorium on the annual $1,500 therapy cap on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. BIPA 2000 amended this provision, extending the moratorium through December 31, 2002; and

     - a delay in the 15 percent reduction in the base payment level for our home health business until October 2001. BIPA 2000 further amended this provision, extending the delay through September 30, 2002. In addition, BIPA 2000 requires that the Government Accounting Office submit a report to Congress by April 1, 2002 analyzing the need to reduce payment limits for home health services by 15 percent.

We expect the positive effects of these provisions to continue through 2001. In addition to the changes noted above, several other BIPA 2000 provisions will positively affect us beginning in the second quarter of 2001. These provisions include the following:

     - BIPA 2000 increased the skilled nursing facility prospective payment adjustment upward for rates effective October 1, 2000 through September 30, 2001;

     - effective April 1, 2001 and continuing through September 30, 2002, the nursing component of the federal prospective rate will be increased by
          16.66 percent; and

     - BIPA 2000 provides a 5 percent increase in rates for hospice services furnished on or after April 1, 2001 through September 30, 2002.

We cannot assure you that payments from governmental or private payors will remain at levels comparable to levels described above. Furthermore, we cannot assure you that these payments will be sufficient to cover our costs for patients in these programs in the future. We cannot now predict whether any changes in reimbursement will be adopted in the future or what effect any changes, if adopted, would have on us.

REGULATION AND LICENSES

     General. Health care is an area of extensive and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states, and other health care businesses, including home health agencies and hospices. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, and building codes and environmental protection.

Governmental and other authorities periodically inspect our skilled nursing facilities to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs and to continue our participation in the Veterans Administration program. We can only participate in other third-party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil money penalties and/or other operating restrictions on us. If our skilled nursing facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things:

     -    personnel education, training and records;

     - facility services, including administration of medication, assistance with supervision of medication management and limited nursing services;

     -    physical plant specifications;

     -    furnishing of resident units;

     -    food and housekeeping services;

     -    emergency evacuation plans; and

     -    resident rights and responsibilities.

If assisted living facilities fail to comply with licensing requirements, these facilities could lose their licenses. Most states also subject assisted living facilities to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may significantly impact our methods and costs of doing business.

     Licensing and Certification. Our success depends in part upon our ability to satisfy applicable regulations and requirements to procure and maintain required licenses and Medicare and Medicaid certifications in rapidly changing regulatory environments. If we fail to satisfy applicable regulations or to procure or maintain a required license or certification, it could have a material adverse effect on us. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, and revisions in licensing and certification standards, could have a material adverse effect on us.

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reform affecting the payment for and availability of health care services. Some aspects of these health care initiatives could adversely affect us such as:

     -    reductions in funding of the Medicare and Medicaid programs;

     - potential changes in reimbursement regulations by the Health Care Financing Administration;

     - enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

     -    greater state flexibility in the administration of Medicaid.

     Certificate of Need Laws. Many states have adopted Certificate of Need or similar laws that generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes before health care providers add beds and/or new services or undertake capital expenditures. To the extent that state agencies require us to obtain a Certificate of Need or other similar approvals to expand our operations, either by acquiring facilities or by expanding or providing new services or other changes, our expansion plans could be adversely affected if we cannot obtain the necessary approvals. Our expansion of operations could be adversely affected by changes in standards applicable to approvals and possible delays and expenses associated with obtaining the approvals. We cannot assure you that we will be able to obtain Certificate of Need approval for all future projects requiring approval.

     Federal and State Fraud and Abuse. We are also subject to federal and state laws that govern financial and other arrangements involving health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers designed to induce or encourage providers to refer patients to, or recommend or arrange, a particular provider for medical products and services. These laws include the federal "Stark Legislation" which, with limited exceptions, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

The January 2001 final rule to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. This final rule is commonly referred to as Phase I. Certain statutory exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Phase I of the final rule also sets forth additional exceptions. Most of this rule will become effective January 4, 2002, except for provisions governing referrals for home health care services, which became effective April 6, 2001.

We expect Phase II of the final rule, which will cover the remaining portions of the statute, including those pertaining to Medicaid, to be released in 2001. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things:

     - recognizes an exception for referrals for residents covered under a Medicare Part A skilled nursing facility stay and for patients covered under the Medicare hospice benefit;

     - conforms the supervision requirements to Medicare coverage and payment policies for the specific services;

     - clarifies the definitions of designated health services and indirect financial relationships; and

     - creates various new exceptions, including exceptions for indirect compensation arrangements and fair market value transactions.

We have sought to comply in all respects with all applicable provisions of the Stark Legislation; however, we cannot assure you that our physician arrangements will be found to comply with the Stark Legislation, as the law may ultimately be interpreted. In addition, we are subject to the federal "anti-kickback law." Among other things, this law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients, or the purchasing, leasing, ordering, or arranging for any goods, services or items for which payment can be made under Medicare, Medicaid or other federal health care programs. Possible sanctions for violating the anti-kickback law include criminal penalties, civil money penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs. Furthermore, many states restrict business relationships between physicians and other providers of health care services, and some have enacted laws similar to the federal Stark Legislation and the anti-kickback law.

         False Claim Regulation. Several criminal and civil statutes prohibit false claims. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which it defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the known filing of a false claim or the known use of false statements to obtain payment. Penalties for violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers' business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. The federal government has issued fraud alerts concerning home health services, the provision of medical services and supplies to skilled nursing facilities, and arrangements between hospices and nursing facilities; accordingly, these areas may come under closer scrutiny by the government. In addition, the Department of Health and Human Services, Office of Inspector General and the Department of Justice have from time to time established enforcement initiatives focusing on specific billing practices or other suspected areas of abuse. Current initiatives include:

     - the appropriateness of therapy services provided to Medicare beneficiaries residing in skilled nursing facilities;

     - appropriate cost allocation between the Medicare-certified and non-certified portions of the facility; and

     - billing for ancillary supplies, resident assessments and quality of care.

HIPAA, which became effective January 1, 1997, expands the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal health care program, and creates new enforcement mechanisms to combat fraud and abuse. The Budget Act also expands numerous health care fraud provisions.

In addition, some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violating any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. We have sought to structure our business relationships and transactions in compliance with these federal and state fraud and abuse laws; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions. Our failure to comply with these laws could result in civil money penalties, exclusion from the Medicare, Medicaid and other federal health care programs, and criminal convictions.

         Related Party Rule. Before implementation of the prospective payment system for skilled nursing facilities, the Medicare program limited certain allowable costs for items and services provided by companies that are associated or affiliated with a Medicare provider or have control of, or are controlled by, a Medicare provider. Many state Medicaid programs have adopted the same rule in determining costs that will be included in the payment rates. Unless a provider qualifies for the exception to the related party rule, the Medicare program will only reimburse the provider for the cost incurred by the related party in providing products or services, rather than the related party's charge. An organization can qualify for the exception to the related party rule by meeting the following criteria:

     -    the entities are bona fide separate organizations;

     - a substantial part of the supplying organization's business activity is conducted with non-related organizations and there is an open, competitive market for the services or products;

     - the services or products are commonly obtained by a provider from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by the providers; and

     - the charge to the provider is in line with the charge for these services and products in the open market and no more than the charge made under comparable circumstances to others.

The Medicare program has taken the position that one of our subsidiaries providing rehabilitation management services is a related party and that certain fees paid to this entity should be adjusted based upon the related party rule. We are in the process of appealing the Medicare program's decision to adjust these fees. We believe that, to the extent the Medicare program considers this subsidiary or any other subsidiary of ours to be a related party for purposes of this rule, the operations of each subsidiary would qualify for the exception to the related party rule. However, we cannot assure you that the interpretation and application of the related party rule and its exception by governmental authorities will result in Manor Care qualifying for the exception. The application of the Medicare related party rule could adversely affect allowable payments to our skilled nursing facilities for pre-July 1, 1998 cost reports.

     Health Information Practices. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services has adopted standards for the following:

     -    electronic transactions and code sets;

     - unique identifiers for providers, employers, health plans and individuals;

     -    security and electronic signatures;

     -    privacy; and

     -    enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes standards for the use of electronic signatures and requires the use of uniform standards for common health care transactions, including:

     -    health care claims information;

     -    plan eligibility, referral certification and authorization;

     -    claims status;

     -    plan enrollment and disenrollment;

     -    payment and remittance advice;

     -    plan premium payments; and

     -    coordination of benefits.

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, and we will be required to comply with them by October 16, 2002. The Department of Health and Human Services issued the privacy standards on December 28, 2000, which became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

Management is in the process of evaluating the effect of HIPAA on us. At this time, management anticipates that we will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can we estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

COMPETITIVE CONDITIONS

Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location and depends on a number of factors, which include:

     -    the number of competing centers in the local market;

     -    the types of services available;

     -    quality of care;

     -    reputation, age and appearance of each center; and

     -    the cost of care in each locality.

In general, we seek to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities, and providing specialized health care.

We also compete with a variety of other companies in providing assisted living services, rehabilitation therapy services and home health care services. Given the relatively low barriers to entry and continuing health care cost containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, to maintain or increase resident service fees, or to expand our business.

EMPLOYEES

As of December 31, 2000, we had approximately 54,000 full- and part-time employees. Approximately 6,000 of our employees are salaried and we pay the remainder on an hourly basis. Approximately 2,000 of our employees are members of labor unions.

ITEM 2.  PROPERTIES

Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 354 long-term care centers located in 32 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2000, approximately 86 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2000.

                                Number of Centers
                                -----------------
                                                    Assisted
                                        Skilled      Living      Number of Beds
                                        -------      ------      --------------
         Pennsylvania                      46           10              8,146
         Florida                           36           11              6,005
         Ohio                              43            6              5,996
         Illinois                          29            6              4,194
         Michigan                          26            1              3,490
         Texas                             19            2              3,122
         Maryland                          13            8              2,570
         California                         9            1              1,388
         Wisconsin                         10                           1,154
         Indiana                            5            1              1,061
         Virginia                           6            1                978
         West Virginia                      7                             940
         South Carolina                     7                             853
         New Jersey                         4            4                736
         Oklahoma                           6                             714
         Washington                         4                             483
         Kansas                             3                             466
         New Mexico                         3                             455
         Missouri                           3                             430
         Iowa                               4                             406
         Delaware                           2            1                347
         Colorado                           2                             300
         Kentucky                           1            1                264
         Georgia                            2                             257
         North Dakota                       2                             215
         Tennessee                          1                             211
         Connecticut                                     3                180
         Nevada                             1                             180
         Utah                               1                             140
         Arizona                            1                             120
         North Carolina                     1                             120
         South Dakota                       1                              99
                                         ----         ----           --------
                                          298           56             46,020
                                         ====         ====           ========

We own 332 of these centers, lease 19, and have partnerships in three centers. We operate 56 assisted living facilities with a total of 4,699 beds. Sixteen of our properties are subject to liens that encumber the properties in an aggregate amount of $41,382,000.

We lease space for our corporate headquarters in Toledo, Ohio. We also lease space for our outpatient therapy clinics and home health care offices. In addition, we own one hospital in Texas.

ITEM 3.  LEGAL PROCEEDINGS

Since May of 1999, we and other related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. and its subsidiary, NeighborCare Pharmacy Services, Inc. On or about June 22, 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. The status of the various Genesis/NeighborCare lawsuits is as follows:

     First Action. On May 7, 1999, Genesis filed suit in federal district court in Delaware against us, our wholly owned subsidiary, Manor Care of America, Inc., formerly known as Manor Care, Inc., or MCA, our Chief Executive Officer, Paul A. Ormond, and our Chairman, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc., an approximately 50 percent-owned subsidiary of MCA. The complaint further alleges that the defendants' alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, and constituted common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that our ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by MCA. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete.

On June 29, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On March 22, 2000, the court granted the defendants' motion to stay the action in its entirety pending the arbitration discussed below, but denied the motion with respect to the alternative request to dismiss the action. We intend to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on our financial condition.

     Second Action. On August 27, 1999, MCA filed a separate action in federal district court in Delaware against Genesis concerning Genesis's 1998 acquisition of Vitalink. MCA's lawsuit charges that Genesis violated Section 11 and Section 12 of the Securities Act of 1933, when Genesis issued approximately $293 million of Genesis Preferred Stock to MCA for MCA's interest in Vitalink. The suit alleges that Genesis misrepresented and/or omitted material facts. MCA seeks, among other things, compensatory damages and recission, which would void MCA's purchase of the Genesis Preferred Stock and require Genesis to return to MCA the consideration that it paid at the time of the Vitalink sale.

On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate MCA's lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. On or about September 29, 2000, the court granted in part and denied in part Genesis' motion to dismiss and also denied Genesis' motion to consolidate the lawsuits. On October 6, 2000, MCA advised the court by letter that the automatic stay in bankruptcy--a provision of the bankruptcy laws that prevents creditors from taking collection and other actions against a bankrupt debtor outside of the bankruptcy courts--had stayed MCA's lawsuit. However, pursuant to 11 U.S.C. ss. 108(c), MCA reserved any and all rights it may have concerning the September 29, 2000 order and the MCA litigation, including the right to seek clarification and reconsideration of the order, following termination or expiration of the automatic stay. We intend to vigorously prosecute this lawsuit following relief from the bankruptcy stay.

         Third Action. Additionally, on May 7, 1999, NeighborCare instituted a lawsuit in the Circuit Court for Baltimore City, Maryland against us, MCA and ManorCare Health Services, Inc. seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain Master Service Agreements between Vitalink, now known as NeighborCare, and ManorCare Health Services, Inc. NeighborCare also instituted arbitration proceedings against the same defendants. These proceedings seek substantially the same relief as sought in the Maryland action with respect to one of the Master Service Agreements at issue in the Maryland action and also certain additional permanent relief with respect to that contract. On May 13, 1999, NeighborCare and the defendants agreed:

     -    to consolidate the Maryland action into the arbitration;

     - to dismiss the Maryland action with prejudice as to jurisdiction and without prejudice as to the merits; and

     - to stay termination of the agreements at issue until a decision can be reached in the arbitration.

NeighborCare has since dismissed the Maryland action and consolidated certain of those claims into the arbitration by filing an amended demand for arbitration. On June 15, 1999, the defendants filed an answer and counterclaim, denying the material allegations in the amended demand. They subsequently moved to dismiss three of the six claims alleged in the amended demand. On or about May 17, 2000, the arbitrator, in response to the defendants' motion, dismissed two of NeighborCare's six claims.

On or about May 23, 2000, based upon NeighborCare's representation that it would likely file for bankruptcy before it could complete the arbitration hearing set for the weeks of June 12 and July 3, 2000, the Arbitrator vacated the hearing dates. NeighborCare's June 22, 2000 bankruptcy effectively stayed the matter. The defendants then asked the bankruptcy court to enforce the arbitration clause and relieve them from the automatic stay to the extent necessary to complete the arbitration. NeighborCare, in turn, opposed this motion and filed its own motion to assume the Master Service Agreements in the bankruptcy.

On or about February 6, 2001, the bankruptcy court granted the defendants' motion to enforce the arbitration clause and for relief from the automatic stay, returning the matter to arbitration for hearing. The bankruptcy court deferred consideration of NeighborCare's motion to assume the Master Service Agreements until the arbitration is complete. The arbitration hearing is scheduled to begin on July 30, 2001. We intend to vigorously defend the arbitration demand and to vigorously prosecute our counterclaim following relief from the automatic stay. Although we cannot predict the ultimate outcome of the arbitration, management believes that it is not likely to have a material adverse effect on our financial condition.

         Additional NeighborCare Complaint. On July 26, 1999, NeighborCare filed an additional complaint in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, Inc. seeking injunctive relief and compensatory and punitive damages. Heartland Healthcare Services, Inc. is a partnership between us and subsidiaries of Omnicare. The complaint includes counts for tortious interference with Vitalink's purported contractual rights under the Master Service Agreements. On October 4, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On November 12, 1999, the court stayed the matter pending the arbitration. Although we cannot predict the ultimate outcome of the case, management believes that it is not likely to have a material adverse effect on our financial condition.

         Fourth Action. On December 22, 1999, MCA filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and MCA in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis' June 22, 2000 bankruptcy filing.

See the "Commitments and Contingencies" section on pages 31-32 under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of litigation related to environmental matters and patient-care related claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is listed under the symbol "HCR" on the New York Stock Exchange, which is the principal market on which the stock is traded.

                            NYSE MARKET PRICE HISTORY

                                                LOW              HIGH
     1999
         First Quarter....................     $21.9375         $33.5000
         Second Quarter...................     $22.0000         $30.2500
         Third Quarter....................     $15.6875         $24.7500
         Fourth Quarter...................     $12.7500         $21.2500

     2000
         First Quarter....................      $8.2500         $17.3750
         Second Quarter...................      $6.5000         $13.7500
         Third Quarter....................      $6.8750         $16.1875
         Fourth Quarter...................     $13.4375         $21.1875

We have not declared or paid any cash dividends on our common stock.

On January 31, 2001, we had 3,777 stockholders of record. Approximately 93% of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We estimate that the shares attributed to these financial institutions represent the interests of nearly 20,000 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL HISTORY

                                                                2000          1999           1998           1997           1996
                                                                ----          ----           ----           ----           ----
                                                                      (Dollars in thousands, except per share and Other Data)
RESULTS OF OPERATIONS
Revenues ...............................................   $ 2,380,578    $ 2,135,345    $ 2,209,087    $ 2,228,534    $ 2,022,710
Expenses:
  Operating ............................................     2,016,258      1,697,459      1,715,575      1,760,923      1,598,826
  General and administrative ...........................       104,027         89,743         96,017         99,881        100,971
  Depreciation and amortization ........................       121,208        114,601        119,223        112,723         99,165
  Provision for restructuring charge, merger expenses,
         asset impairment and other related charges ....                       14,787        278,261                        26,300
                                                           -----------    -----------    -----------    -----------    -----------
                                                             2,241,493      1,916,590      2,209,076      1,973,527      1,825,262
                                                           -----------    -----------    -----------    -----------    -----------
Income from continuing operations before other income
  (expenses), income taxes, and minority interest ......       139,085        218,755             11        255,007        197,448
Other income (expenses):
  Interest expense .....................................       (60,733)       (54,082)       (46,587)       (56,805)       (47,799)
  Impairment of investments ............................       (20,000)      (274,120)
  Equity in earnings of affiliated companies ...........           812          1,729          5,376          2,806          1,500
  Other income .........................................         2,505          5,322         16,635         23,289         11,353
  Interest income from advances to discontinued
     lodging segment ...................................                                                     16,058         20,314
                                                           -----------    -----------    -----------    -----------    -----------
   Total other expenses, net ...........................       (77,416)      (321,151)       (24,576)       (14,652)       (14,632)
                                                           -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
  income taxes and minority interest ...................        61,669       (102,396)       (24,565)       240,355        182,816
Income taxes (benefit) .................................        21,489        (47,238)        21,597         85,064         64,177
Minority interest income ...............................         1,125
                                                           -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations ...............   $    39,055    $   (55,158)   $   (46,162)   $   155,291    $   118,639
                                                           ===========    ===========    ===========    ===========    ===========
Earnings per share -
Income (loss) from continuing operations:
  Basic ................................................   $       .38    $      (.51)   $      (.42)   $      1.44    $      1.10
  Diluted ..............................................   $       .38    $      (.51)   $      (.42)   $      1.40    $      1.06
Manor Care of America, Inc. dividends per share ........                                 $       .04    $       .09    $       .09

FINANCIAL POSITION
Total assets ...........................................   $ 2,358,468    $ 2,289,777    $ 2,722,727    $ 2,568,368    $ 2,382,038
Long-term debt .........................................       644,054        687,502        693,180        751,281        731,346
Shareholders' equity ...................................     1,012,729        980,037      1,199,168      1,163,029        994,690

OTHER DATA (UNAUDITED)
Number of skilled nursing and assisted living facilities           354            346            360            335            323

The financial results represent the combined results of Health Care and Retirement Corporation, or HCR, and Manor Care of America, Inc., or MCA, for all periods presented. For 1998 and forward, the financial information was based on a year ended December 31. For 1997 and 1996, HCR's financial information for the years ended December 31, 1997 and 1996 was combined with MCA's financial information for the 12 months ended November 30, 1997 and 1996, respectively, due to different fiscal year ends.

We changed our method of accounting for our investment in In Home Health, Inc., or IHHI, over the past five years due to changes in ownership or control. See
Note 1 to our consolidated financial statements for further discussion. We consolidated IHHI's financial results in 2000, 1997 and 1996 and recorded them under the equity method in 1999 and 1998. IHHI's results are not included on the individual line items when recording under the equity method. For a consistent trend, you must add the amounts above with IHHI's revenues of $84.3 million for 1999 and $87.7 million for 1998, and IHHI's operating expenses of $72.2 million for 1999 and $83.7 million for 1998.

On November 1, 1996, MCA completed the spin-off of its lodging segment, and the financial results above reflect this segment as a discontinued operation in 1996. MCA recorded interest income related to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

On September 24, 1998, the shareholders of Health Care and Retirement Corporation, or HCR, and the shareholders of the former Manor Care, Inc., or MCA, now known as Manor Care of America, Inc., separately approved the merger of MCA into a subsidiary of HCR, effective September 25, 1998. As a result, MCA became a wholly owned subsidiary of HCR and HCR changed its name to HCR Manor Care, Inc. and then to Manor Care, Inc. in 1999. We accounted for the merger by the pooling-of-interests method. Accordingly, our consolidated financial statements give retroactive effect to the merger and include the combined operations for all periods.

We provide a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care and management services for subacute care and rehabilitation therapy. The most significant portion of our business relates to skilled nursing care and assisted living. At December 31, 2000, we operated 298 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent of our facilities located in Ohio, Michigan, Illinois, Pennsylvania and Florida. Within some of our centers, we have medical specialty units, which provide subacute medical and rehabilitation care and/or Alzheimer's care programs.

Some of our assisted living facilities operate under the brand names "Arden Courts" and "Springhouse." The Arden Courts facilities focus specifically on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment. The Springhouse facilities serve the general assisted living population of frail elderly. Our assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the needs of the elderly or Alzheimer's patients.

Expansion

Growth in our long-term care segment continued as we constructed new facilities. The table below details the number of skilled nursing and assisted living facilities and beds that we built or sold during the past three years. We have not included in the table (1) the sixteen facilities that we sold to either Alterra or the joint venture that were not open at the time of sale or (2) any activity related to managed facilities.

                                                 2000                     1999                    1998
                                        FACILITIES    BEDS       FACILITIES   BEDS        FACILITIES   BEDS
Skilled nursing facilities:
     Built/Acquired.....................     --         --            3        414            2        240
     Closed/Lease expired...............      2        349           --         --           --         --
Assisted living facilities:
     Built/Acquired.....................     12        728           12        752           26      1,680
     Sold/Leased to others..............     --         --           31      2,602            2        185

In 1998 and 1999, we owned 41 percent of the common stock of In Home Health, Inc., or IHHI, and accounted for our investment under the equity method. In June 2000, we increased our ownership to 61 percent and changed our accounting to consolidation. Retroactive to January 1, 2000, we began consolidating IHHI's results and deducting the minority owners' share of earnings on an after-tax basis. On December 31, 2000, pursuant to a merger agreement approved by the IHHI stockholders, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

Medicare Legislation

In the last three years, major changes in Medicare legislation affected our results. The Balanced Budget Act of 1997, or the Budget Act, initialized a new Medicare prospective payment system on July 1, 1998. The new payment system became effective for different types of health care providers (hospitals, skilled nursing, home health, etc.) at different times and at different dates for different nursing facilities. Although we believed that the prospective payment system would ultimately be a net positive for our skilled nursing business, this was not believed to be true in 1998 for our other businesses and customers. MileStone Healthcare, Inc., one of our wholly owned subsidiaries, provides management services to skilled nursing, subacute care and acute rehabilitation programs, primarily in hospitals. MileStone lost certain contracts during the second and third quarters of 1998 that have not been replaced due to the impact of the prospective payment system on its customers.

In addition, the Budget Act had an unfavorable impact on home health care reimbursement because of an interim payment system that was effective in October 1997 for IHHI and in January 1998 for our home health subsidiary. This interim payment system reduced reimbursement rates by revising the rate ceilings and establishing an annual payment limitation per individual. Accordingly, we have been focusing on reducing our costs to offset these revenue reductions. The prospective payment system replaced the interim payment system for home health reimbursement in October 2000. However, a reduction in the base payment rate has been delayed by BBRA 99, which we discuss in the "Business" section. We do not believe that the impact of the prospective payment system on our home health business will have a significant effect on our results. In April 1998, Medicare implemented reimbursement ceilings for speech and occupational therapy salaries, which reduced reimbursement to our rehabilitation business. See our discussion below for the impairment charges in 1998 on these businesses.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

As we explained in the overview, we changed the accounting for our investment in IHHI retroactive to January 1, 2000. In the table below, we include IHHI's actual financial results in our revenues and expenses for 1999 so that you may compare these numbers to our 2000 revenues and expenses in a more meaningful way. The narrative that follows includes IHHI in 1999 only for these four line items in the table.

                                                                      Percent
                                          2000              1999      Change
                                          ----              ----      ------
                                              (In thousands)
Revenues............................... $2,380,578       $2,219,651        7%
Expenses:
  Operating............................  2,016,258        1,769,706       14%
  General and administrative...........    104,027           96,749        8%
  Depreciation and amortization........    121,208          116,079        4%

     Revenues. Our revenues increased $160.9 million, or 7 percent, from 1999 to 2000. By excluding the facilities we sold or leased in 1999, our revenues increased $181.9 million, or 8 percent. Our revenues from skilled nursing and assisted living facilities that are included in 2000 operations increased $147.2 million, or 8 percent. This increase was due to increases in rates--$123.0 million and increases in bed capacity--$33.1 million, which increases were partially offset by a decrease in occupancy--$8.9 million. Our revenues from the combined home health businesses increased $41.1 million primarily because of an increase in hospice services and home health visits.

Our rate increases for the skilled nursing and assisted living facilities relate to private pay, Medicaid and Medicare sources. The Medicare rate increase related to BBRA 99 provisions. Our bed capacity grew between 1999 and 2000 primarily because we opened eleven assisted living facilities in 2000, and added other skilled nursing beds. Our occupancy levels for facilities in operation in 2000 were 87 percent for 1999 compared with 86 percent for 2000. When excluding start-up facilities, our occupancy levels were 87 percent for both years. Our occupancy levels for skilled nursing facilities were 87 percent for both years. In addition, our skilled nursing occupancy increased to 88 percent in the fourth quarter of 2000. The quality mix of revenue from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for 1999 and 2000.

     Operating Expenses. Our operating expenses in 2000 increased $246.6 million, or 14 percent, compared with 1999. If we exclude facilities sold or leased in 1999, operating expenses increased $265.4 million, or 15 percent. Operating expenses from our home health businesses increased $36.5 million, which is consistent with the revenues increase mentioned above. Operating expenses from skilled nursing and assisted living facilities increased $208.4 million. We attribute the largest portion of this skilled nursing and assisted living operating expense increase to labor costs and temporary staffing in the amount of $88.8 million.

An additional $57.0 million of the skilled nursing and assisted living operating expense increase resulted from our recording an increased general and professional liability expense in

2000 compared with 1999. This increase related to a change in estimate incorporating industry experience. Despite our continuing good quality record and generally low historical claims experience, we decided to obtain independent evaluations of our growing potential liability for patient-related litigation in response to the dramatic increases in the average cost per claim and volume of lawsuits filed against us and the long-term care industry in general. We adjusted our expenses to reflect the additional litigation and settlement costs we could incur if there is no change in the current environment, particularly in the state of Florida.

General and professional liability claims for the long-term care industry, especially in the state of Florida, have become increasingly expensive. The average cost of a claim in Florida in 1999 was two and one-half times higher than the rest of the country and increased to three times higher in 2000. Florida industry providers experienced three times the number of claims in 1999 and four times the number of claims in 2000 compared to the national average. We, along with other affected providers, are actively pursuing legislative and regulatory changes, that include tort reform. However, we cannot assure you that legislative changes will be made, or that any such changes will have a positive impact on the current trend.

     General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $7.3 million compared with 1999, primarily as a result of legal expenses, other professional services and general cost increases.

     Depreciation and Amortization. Our depreciation and amortization increased $5.1 million primarily due to computer software amortization.

     Interest Expense. Although our average debt outstanding has declined, our interest expense increased $6.7 million compared with the prior year due to an increase in interest rates.

     Impairment of Investments. On April 26, 1998, Vitalink Pharmacy Services, Inc. entered into an Agreement and Plan of Merger with Genesis Health Ventures, Inc. Pursuant to the Vitalink merger agreement, which was effective on August 28, 1998, MCA and one of its subsidiaries received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of MCA's common stock of Vitalink. After a third-party valuation, we reduced the carrying value of our Genesis stock investment by $274.1 million in 1999 because of Genesis' inability to pay dividends and its operating performance. Because of Genesis' bankruptcy filing on June 22, 2000, we reduced the carrying value of our investment by $19.0 million to zero and wrote off a separate Genesis-related investment of $1.0 million in 2000.

     Dividend Income. The Genesis Series G Preferred Stock bears cash dividends at the initial rate of 5.9375 percent. In 1999, we recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year due to non-payment. Because Genesis did not pay cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 are payable in additional shares of Genesis Series G Preferred Stock. Based on Genesis' inability to pay cash dividends and its bankruptcy filing, we fully reserved the dividends of $17.4 million in 2000.

We own 100 percent of the IHHI preferred stock, which has a 12 percent annual dividend. As a result of changing the accounting for our investment in IHHI in 2000, we eliminated the preferred stock dividend of $2.4 million in consolidation. In 1999, however, we fully reported the dividend on the line item, "Other income."

     Minority Interest Income. The minority interest income for 2000 represented the minority owners' share of IHHI's net income. In 1999, we did not consolidate IHHI's financial results with our financial results. Instead, we recorded our share of IHHI's earnings on the line item, "Equity in earnings of affiliated companies."

     Extraordinary Item. During 1999, we sold assets for a net after tax gain of $11.5 million. We recorded the net gain as an extraordinary item, as is required after a business combination accounted for as a pooling of interests. We sold 26 facilities to Alterra for $154.5 million, realizing a gain of $6.1 million--$3.7 million after tax. We also exercised a purchase option on MCA's corporate headquarters in Gaithersburg, Maryland, and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain--$6.1 million after tax.

     Inflation. We believe that inflation has had no material impact on our results of operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Our revenues decreased $73.7 million, or 3 percent, from the prior year. Revenues from skilled nursing and assisted living facilities decreased $76.1 million, or 4 percent, due to decreases in rates--$64.9 million and occupancy--$65.2 million, which were partially offset by an increase in bed capacity--$54.0 million.

We primarily attribute the decline in rates to transitioning onto the Medicare prospective payment system in 1999. The occupancy level for all facilities including start-up facilities was 89 percent in 1998 compared with 86 percent in 1999. Our skilled nursing facilities' occupancy declined from 89 percent in 1998 to 87 percent in 1999, reflecting a decline in Medicare patients and private pay patients. Our bed capacity grew between 1999 and 2000 primarily because we opened 3 skilled nursing and 12 assisted living facilities in 1999 and 2 skilled nursing and 26 assisted living facilities in 1998, our divestiture of 31 assisted living facilities in 1999 partially offset our capacity.

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations declined from 71 percent in 1998 to 67 percent in 1999. This decline was primarily because Medicare rates and number of Medicare patients decreased due to the Medicare prospective payment system, and the number of private pay patients also declined.

         Operating Expenses. Our operating expenses decreased $18.1 million, or 1 percent, compared to 1998. Operating expenses from skilled nursing and assisted living facilities decreased $31.2 million, or 2 percent. If we exclude the effect of start-up facilities in 1999 and 1998, operating expenses for the mature facilities decreased $28.1 million. We attribute the decrease to a decline in ancillary costs as we found alternate methods of service that resulted in lower costs. The decrease was partially offset by an increase in labor costs, primarily as a result of temporary staffing in certain markets. Operating expenses increased $12.4 million in 1999 because of start-up losses related to our medical transcription business.

     General and Administrative Expenses. Our general and administrative expenses decreased $6.3 million in 1999 from 1998. By excluding the net gains from the sale of assets in 1998, general and administrative expenses decreased $11.7 million as a result of synergies obtained from combining HCR and MCA. In 1998, we included in general and administrative expenses, a gain of $7.4 million from the sale of three former MCA corporate office buildings and a loss of $2.0 million from the sale of two Springhouse facilities.

     Depreciation and Amortization. Depreciation decreased $2.2 million from the prior year because we sold some of our property and equipment as previously mentioned. Amortization decreased $2.4 million because we wrote down assets in 1998.

     Restructuring Charge, Merger Expenses, Asset Impairment and Other Related Charges. The table and narrative below disclose the components of the restructuring charge, merger expenses, asset impairment and other charges for 1998 and 1999. In 2000, we paid the liability outstanding at December 31, 1999 related to these charges.

                                        Cash      1998       1998      Liability     1999      1999     Liability
                                      Non-cash   Charge    Activity   At 12/31/98   Charge   Activity  At 12/31/99
                                      --------   ------    --------   -----------   ------   --------  -----------
                                                                    (In thousands)

MCA planned spin-off:
     Employee benefits..............  cash       $5,917    $(5,300)       $617       $219      $(836)
     Transaction costs..............  cash        6,805     (6,805)
     Write-down of assets...........  non-cash      778       (778)
                                                -------   --------     -------    -------   --------   -------
                                                 13,500    (12,883)        617        219       (836)
                                                -------   --------     -------    -------   --------   -------
HCR and MCA transaction:
     Employee benefits..............  cash       41,028    (12,734)     28,294               (27,184)   $1,110
     Deferred compensation..........  non-cash   11,867    (11,867)
     Other exit costs...............  cash        4,234                  4,234                (3,314)      920
     Merger transaction costs.......  cash       21,122    (21,122)
     Write-down of assets...........  non-cash   56,468    (56,468)
                                                -------   --------     -------    -------   --------   -------
                                                134,719   (102,191)     32,528               (30,498)    2,030
                                                -------   --------     -------    -------   --------   -------
Other costs:
     Amortization...................  non-cash    7,863     (7,863)                10,554    (10,554)
     Duplicate costs................  cash        5,725     (5,725)                 2,328     (2,328)
     Other..........................  cash        1,685       (685)      1,000                (1,000)
Asset impairment unrelated
     to merger......................  non-cash  114,769   (114,769)                 1,686     (1,686)
                                                -------   --------     -------    -------   --------   -------
                                                130,042   (129,042)      1,000     14,568    (15,568)
                                                -------   --------     -------    -------   --------   -------
     Total..........................           $278,261  $(244,116)    $34,145    $14,787   $(46,902)   $2,030
                                               ========  =========     =======    =======   ========    ======

In 1998, we recorded a $278.3 million charge related to restructuring, merger expenses, asset impairment and other related charges. One component pertains to MCA's $13.5 million charge in connection with its plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development business. MCA recorded this charge in the second quarter of 1998. Because of the transaction with HCR, the separation of MCA's businesses did not occur.

Charges related to the HCR and MCA transaction totaled $134.7 million. In connection with the merger, we developed a plan to integrate the businesses of both companies, which included closing MCA's corporate office in Gaithersburg, Maryland, and realigning the operating divisions from eight to six. The remaining $130.0 million of the charge related to other unusual costs as a result of the merger and asset impairment unrelated to the restructuring.

In 1999, we recorded a $14.8 million charge. The major portion of this charge related to the amortization of MCA's software applications before the final transition to HCR's software applications. We amortized the carrying value of the software over its estimated useful life ranging from six to nine months. We recorded the outstanding liability relating to all restructuring and other charges in other accrued liabilities.

In MCA's planned spin-off of its non-health care businesses, it terminated a total of 208 employees. The employees did not receive a lump-sum severance payment upon termination, but rather received their severance as biweekly payments through 1999. The transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

The employee benefit costs in the transaction between HCR and MCA related to severance payments and retention bonuses for 505 corporate employees and 26 field employees of MCA who were terminated. At December 31, 1998, 364 employees, who received termination notices, were no longer working for us, but we continued to pay 269 of these employees their severance payments on a biweekly basis. The majority of the MCA employees, who received termination notices, and were working for us at December 31, 1998 had termination dates in the first quarter of 1999. At December 31, 1999, all but three employees who received termination notices had left Manor Care. The cash severance payments continued through 2000. We also recorded deferred compensation expense of $11.9 million because restrictions on HCR's restricted stock lapsed due to the merger. The other exit costs pertain to various lease agreements and hardware and software contracts that were terminated in 1999 or 2000. The merger transaction costs primarily included financial advisory, legal, and accounting fees and expenses, and printing and mailing costs.

We identified two groups of assets that were impaired as a result of the merger. We have integrated the information systems of the companies, which resulted in the write-off of the net book value--$45.2 million--of MCA's computer hardware and software that was no longer being utilized by us as of December 31, 1998. We have abandoned some construction development projects due to a change in strategy, at a cost of $11.3 million excluding the land value.

We recorded other unusual costs as a result of the merger. Certain general and administrative costs of $5.7 million in 1998 and $2.3 million in 1999 represented salaries and benefits for employees performing duplicate services in Toledo or Gaithersburg.

In 1998, we also recorded a charge for impairment of certain assets based on our quarterly review of long-lived and intangible assets. Management determined that MileStone's intangible assets with a net book value of $52.5 million were impaired based on the effects of changes in the Medicare reimbursement system discussed above. Therefore, we reduced the book value by $44.6 million to the assets' estimated fair value. We determined the fair value based on a multiple of projected annual earnings, and adjusted the remaining useful life from 38 years to 18 years.

The asset impairment of our home health businesses was also largely related to the Medicare reimbursement changes discussed above. Based on the impact of the interim payment system in 1998 and the anticipated effects of the prospective payment system after October 2000, management determined that the expected future earnings did not support the carrying value of these assets. Therefore, we reduced the book value of the related goodwill by $22.0 million to zero in 1998. We determined the estimated fair value of this goodwill based on a multiple of projected annual earnings.

Management determined that the fixed assets for five skilled nursing facilities and two assisted living facilities were impaired because the carrying value exceeded the undiscounted cash flows. The skilled nursing facilities were generating negative cash flows, and we wrote off the fixed assets except for the land. We determined the estimated fair value of the assisted living facilities based on a multiple of projected annual earnings. The fixed assets of the skilled nursing and assisted living facilities had a carrying value of $26.8 million and we wrote them down by $19.9 million in 1998.

We determined that three of our vision management businesses had impaired assets. The first business was a start-up business in 1995 that had $4.6 million in advances and $1.0 million in fixed assets. Because the business had not been able to generate cash flows to cover its expenses, we wrote off the assets in 1998. We made advances to the second business of $1.5 million, which we wrote down by $1.1 million in 1998. The third business had a 40-year management contract with a carrying value of $11.8 million. Based on a multiple of projected annual earnings, we determined that the estimated fair value was $3.4 million and reduced the remaining estimated useful life from 36 years to 16 years. The primary reason for the decrease in projected annual earnings was declining reimbursement.

Management determined that the intangible assets for six rehabilitation businesses were impaired because the carrying value exceeded the undiscounted cash flows. The businesses were generating negative cash flows, and we had exhausted all measures to return the operations to a level of profitability. We reduced the book value of the related intangible assets from $8.4 million to zero in 1998.

     Interest Expense. Our interest expense increased $7.5 million compared with 1998 due to an increase in average debt outstanding under the bank credit facilities and a decrease in the amount of interest capitalized for construction projects.

     Dividend Income. We accrued $5.8 million of dividend income for the Genesis Series G Preferred Stock in 1998 for four months, which we recorded on the line item, "Other income." Genesis paid these dividends in 1999. We continued to accrue dividend income of $4.4 million each quarter in 1999. At December 31, 1999, Genesis had failed to pay dividends on the preferred stock for four consecutive quarters. After a third-party valuation, we recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the carrying value of our preferred stock investment by $274.1 million because of Genesis' inability to pay dividends and its current operating performance.

     Income Taxes. The income taxes recorded in 1999 included the tax effects of the impairment of the Genesis investment and an adjustment of our prior years' estimated tax liabilities.

The income taxes recorded in 1998 included the tax effects of the provision for restructuring charge, merger expenses, asset impairment and other related charges, some of which were not deductible for income tax purposes. The effective tax rate, excluding these items, was 39.5 percent in 1999 compared with 36.1 percent in 1998. Our effective tax rate increased because our deductions for corporate-owned life insurance and our dividend received deduction declined and state and local income taxes increased.

     Discontinued Operations. During 1998, we recorded a gain of $99.8 million, or $59.9 million after tax, from converting our Vitalink common stock to Genesis Series G Preferred Stock. We recorded the financial results of Vitalink as income from discontinued pharmacy operations.

     Extraordinary Item. During 1998, we recorded an extraordinary loss from the early extinguishment of debt totaling $31.7 million, or $19.0 million after tax. On September 25, 1998, we repaid the outstanding debt under HCR's and MCA's prior credit arrangements. When we repaid the debt, we terminated three interest rate swaps with a total notional amount of $350 million, which were designated as a hedge of MCA's debt. The extraordinary loss primarily related to the termination of these swaps but also included the unamortized debt issue costs.

     Cumulative Effect. During 1998, we elected to adopt Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs to be expensed as incurred. The cumulative effect of expensing start-up costs capitalized as of January 1, 1998, was $9.4 million, or $5.6 million after tax.

     Inflation. We believe that inflation has had no material impact on our results of operations.

FINANCIAL CONDITION - DECEMBER 31, 2000, AND 1999

Our December 31, 2000 balance sheet included the balances of IHHI due to consolidation as of January 1, 2000. The most significant IHHI line items were current assets of $34.5 million, which included receivables of $29.3 million, and current liabilities of $27.6 million.

Property and equipment increased $26.9 million in 2000, primarily because we added $116.9 million of property and equipment and transferred $19.2 million from receivables for facilities purchased from the development joint venture with Alterra. These additions and transfers were partially offset by depreciation of $111.2 million.

Net intangible assets of $102.7 million at December 31, 2000 include $80.6 million of goodwill related to numerous acquisitions over the past nine years. When we acquired IHHI in 2000, we recorded $13.0 million of goodwill.

Accrued insurance liabilities increased $64.9 million to $107.8 million at December 31, 2000, with $42.6 million classified as other long-term liabilities. The increase resulted primarily from the accrual for general and professional liabilities, as we discussed previously.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was postponed in Statement No. 137 and is now effective January 1, 2001. This statement requires us to recognize all derivatives on the balance sheet at fair value. Because we currently do not use derivatives, management believes that the adoption of this statement will have no effect on our earnings or our financial position.

CAPITAL RESOURCES AND LIQUIDITY

During 2000, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $210.1 million for 2000, an increase of $73.0 million from 1999. Liabilities increased because of the additional accrual for general and professional liability claims discussed previously. We used the cash principally for capital expenditures, to acquire businesses and to repay debt. Expenditures for property and equipment during 2000 were $116.9 million, which included $51.8 million to construct new facilities. We expect planned capital expenditures in 2001, excluding acquisitions, to approximate $125 million, of which 50 percent relates to renovations and capital improvements to our long-term care facilities. As part of our diversification into other health care services, we paid $14.0 million for the acquisition of IHHI and paid $8.3 million for the acquisition of various businesses and contingent consideration for prior years' acquisitions. Payment of long-term debt of $18.6 million included a prepayment of $12.5 million.

We have a five-year, $500 million credit agreement and a 364-day, $200 million credit agreement with a group of banks. At December 31, 2000, outstanding borrowings aggregated $452 million under the five year agreement and $155 million under the 364 day agreement for a total of $607 million. We plan to annually refinance the 364 day agreement unless longer term financing becomes available. At December 31, 2000, after consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $66.7 million.

On May 4, 1999, our board of directors authorized us to purchase up to $200 million of our common stock through December 31, 2000. On February 8, 2000, the board authorized an additional $100 million through December 31, 2001. We purchased 440,000 shares in 2000 for $6.2 million and a total of 9.1 million shares for $186.5 million since May 1999. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

We believe that our cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that we will pursue growth from acquisitions, partnerships and other ventures, that we would fund from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2000, we had contractual commitments of $8.4 million relating to our internal construction program. We had total letters of credit of $32.9 million at December 31, 2000, that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 89 percent of these letters of credit relate to recorded liabilities. We had obligations under non-cancelable operating leases totaling $80.4 million at December 31, 2000.

     Joint Venture. In 1999, we, along with Alterra and the development joint venture jointly and severally guaranteed a $200 million revolving credit agreement, which was to mature September 30, 2002. Together with Alterra, we reduced the line of credit to $60 million in March 2000. In January 2001, we and Alterra further reduced the line of credit to $57 million and adjusted the maturity date to June 29, 2001. We and Alterra each have a 50 percent interest in the development joint venture, which is the 10 percent owner and managing owner or partner in the various project companies and partnerships that are entitled to borrow under the credit agreement. There was $57 million of guaranteed debt outstanding under the revolving credit agreement at December 31, 2000. The joint venture used the funds to construct and support start-up working capital for assisted living residences. We and Alterra are undertaking efforts to sell the facilities. The joint venture will repay the debt upon the sale of each facility. Although it is impossible to determine the ultimate results of the sale of these facilities, we do not presently anticipate any loss associated with the guarantee of the debt related to these properties. Beginning January 1, 2001, we will record 50 percent of the joint venture's expected losses as compared to approximately 10 percent in 2000 due to the elimination of third-party equity. We anticipate our share of net losses to be approximately $1.0 million per quarter through June 2001.

     Acquisition Agreements. Certain acquisition agreements provide for additional consideration to be paid contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $14.9 million and will, if earned, be paid over the next five years and treated as additions to the purchase price of the businesses.

     Environmental Liabilities. One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been determined. Based upon our current assessment of the likely outcome of the actions, we believe that our future environmental liabilities will be approximately $22.5 to $28 million. We have received or expect to receive between $18.0 million and $23.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset some of our potential liability.

         Corporate-owned Life Insurance. Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance as of January 1, 1999. We have recorded a cumulative reduction to income tax expense of approximately $34 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service has not asserted any claim challenging our corporate-owned life insurance interest expense deductions, the IRS has challenged other taxpayers' corporate-owned life insurance interest deductions and has prevailed in certain lower court decisions. We intend to vigorously defend our right to deduct the entire amount of these interest payments, were the IRS to challenge these deductions. However, we cannot assure you that we would ultimately be able to deduct these amounts. Furthermore, if we owe additional taxes, we may have to pay interest on the additional taxes and possibly penalties.

We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. We believe that the resolution of such matters will not result in liability materially in excess of established accounting accruals.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

     - our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

     -    integration of acquired businesses;

     - changes in Medicare, Medicaid and certain private payors' reimbursement levels;

     - existing government regulations and changes in, or the failure to comply with, governmental regulations;

     - changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

     - state regulation of the construction or expansion of health care providers;

     -    legislative proposals for health care reform;

     -    competition;

     -    the ability to attract and retain qualified personnel;

     -    the failure to comply with occupational health and safety regulations;

     - changes in the treatment of interest deductions on certain policy loans related to corporate-owned life insurance;

     - changes in current trends in the cost and volume of general and professional liability claims;

     - the ability to enter into managed care provider arrangements on acceptable terms;

     -    litigation;

     - a reduction in cash reserves and shareholders' equity upon our repurchase of our stock; and

     - an increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. We are not a party to any material derivative financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. To lessen the impact of fluctuations in variable interest rates, we could, at our option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

The following table provides information about our significant interest rate risk at December 31:

                                                               2000                           1999
                                                               ----                           ----
                                                                       Fair                          Fair
                                                       Outstanding     Value         Outstanding     Value
                                                       -----------     -----         -----------     -----
                                                                          (In thousands)
Variable rate debt:
     364 day credit agreement, matures
        September 2001 and 2000, interest at a
        Eurodollar based rate plus 1.625% and
        1.00%, respectively                             $155,000     $155,000          $179,000     $179,000
     Five year credit agreement, matures
        September 2003, interest at a
        Eurodollar based rate plus .80% and
        .50%, respectively                               452,000      452,000           476,500      476,500

Fixed rate debt:
     Senior notes, due June 2006,
        interest rate at 7.5%                            150,000      141,003           150,000      143,020

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors                          35
Consolidated Balance Sheets                                                36
Consolidated Statements of Operations                                      37
Consolidated Statements of Cash Flows                                      38
Consolidated Statements of Shareholders' Equity                            39
Notes to Consolidated Financial Statements                                 40
Supplementary Data (Unaudited) - Summary of Quarterly Results              62

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


                                                           /s/ Ernst & Young LLP


Toledo, Ohio
January 25, 2001

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                             December 31,                December 31,
                                                                                 2000                      1999
                                                                                 ----                      ----
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  24,943                 $   12,287
  Receivables, less allowances for
   doubtful accounts of $61,137 and $58,975, respectively                        389,943                    294,449
  Receivable from sale of assets                                                   3,107                     44,467
  Prepaid expenses and other assets                                               24,867                     28,409
  Deferred income taxes                                                           62,019                     51,539
                                                                             -----------                 ----------
Total current assets                                                             504,879                    431,151

Net property and equipment                                                     1,577,378                  1,550,507
Intangible assets, net of amortization of $20,921 and $13,513, respectively      102,711                     88,286
Investment in Genesis preferred stock                                                                        19,000
Other assets                                                                     173,500                    200,833
                                                                             -----------                -----------
Total assets                                                                  $2,358,468                 $2,289,777
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  90,390                  $  86,614
  Employee compensation and benefits                                              81,065                     52,376
  Accrued insurance liabilities                                                   65,165                     35,870
  Income tax payable                                                              27,274                     14,906
  Other accrued liabilities                                                       48,172                     33,266
  Revolving loans                                                                155,000                    179,000
  Long-term debt due within one year                                               5,479                      6,617
                                                                             -----------                -----------
Total current liabilities                                                        472,545                    408,649

Long-term debt                                                                   644,054                    687,502
Deferred income taxes                                                            108,916                    126,754
Other liabilities                                                                120,224                     86,835

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 335,609                    358,958
  Retained earnings                                                              837,123                    798,068
                                                                              ----------                 ----------
                                                                               1,173,842                  1,158,136
  Less treasury stock, at cost (8.4 and 8.7 million shares, respectively)       (161,113)                  (178,099)
                                                                             -----------                 ----------
Total shareholders' equity                                                     1,012,729                    980,037
                                                                             -----------                -----------
Total liabilities and shareholders' equity                                    $2,358,468                 $2,289,777
                                                                              ==========                 ==========


                             See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Operations

                                                                              Year ended December 31
                                                                              ----------------------
                                                                         2000          1999            1998
                                                                         ----          ----            ----
                                                                       (In thousands, except per share data)
Revenues                                                              $2,380,578     $2,135,345     $2,209,087
Expenses:
  Operating                                                            2,016,258      1,697,459      1,715,575
  General and administrative                                             104,027         89,743         96,017
  Depreciation and amortization                                          121,208        114,601        119,223
  Provision for restructuring charge, merger expenses,
    asset impairment and other related charges                                           14,787        278,261
                                                                      ----------     ----------     ----------
                                                                       2,241,493      1,916,590      2,209,076
                                                                      ----------     ----------     ----------
Income from continuing operations before other
  income (expenses), income taxes and minority interest                  139,085        218,755             11
Other income (expenses):
  Interest expense                                                       (60,733)       (54,082)       (46,587)
  Impairment of investments                                              (20,000)      (274,120)
  Equity in earnings of affiliated companies                                 812          1,729          5,376
  Other income                                                             2,505          5,322         16,635
                                                                      ----------     ----------     ----------
  Total other expenses, net                                              (77,416)      (321,151)       (24,576)
                                                                      ----------     ----------     ----------
Income (loss) from continuing operations before
  income taxes and minority interest                                      61,669       (102,396)       (24,565)
Income taxes (benefit)                                                    21,489        (47,238)        21,597
Minority interest income                                                   1,125
                                                                      ----------     ----------     ----------
Income (loss) from continuing operations                                  39,055        (55,158)       (46,162)
Discontinued operations:
  Income from discontinued pharmacy operations
    (net of taxes of $7,256)                                                                             8,044
  Gain on conversion of Vitalink stock (net of taxes of $39,908)                                        59,861
                                                                      ----------     ----------     ----------
Income (loss) before extraordinary item and cumulative effect             39,055        (55,158)        21,743
Extraordinary item (net of taxes of $7,508 and $12,690, respectively)                    11,500        (19,036)
Cumulative effect of change in accounting principle
  (net of taxes of $3,759)                                                                              (5,640)
                                                                      ----------     ----------     ----------
Net income (loss)                                                        $39,055       $(43,658)      $ (2,933)
                                                                      ==========     ==========     ==========

Earnings per share - basic and diluted
  Income (loss) from continuing operations                                  $.38          $(.51)         $(.42)
  Income from discontinued operations (net of taxes)                                                       .62
  Extraordinary item (net of taxes)                                                         .11           (.17)
  Cumulative effect (net of taxes)                                                                        (.05)
                                                                      ----------     ----------     ----------
  Net income (loss)                                                         $.38          $(.41)*        $(.03)*
                                                                      ==========     ==========     ==========

Weighted-average shares:
  Basic                                                                  102,203        107,627        108,958
  Diluted                                                                103,126        107,627        108,958
*Doesn't add due to rounding



                           See accompanying notes.

                                MANOR CARE, INC.
                      Consolidated Statements of Cash Flows

                                                                                            Year ended December 31
                                                                                            ----------------------
                                                                                     2000            1999         1998
                                                                                     ----            ----         ----
                                                                                              (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                  $39,055       $ (43,658)       $(2,933)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Income from discontinued operations                                                                             (67,905)
  Depreciation and amortization                                                    121,208         115,910        119,329
  Asset impairment and other non-cash charges                                                       12,240        191,745
  Impairment of investments                                                         20,000         274,120
  Provision for bad debts                                                           32,911          29,005         39,485
  Deferred income taxes                                                            (26,518)       (112,984)       (46,537)
  Net gain on sale of assets                                                          (506)        (18,963)        (6,545)
  Equity in earnings of affiliated companies                                          (812)         (1,729)        (5,376)
  Minority interest income                                                           1,125
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
  Receivables                                                                      (91,649)        (69,974)       (83,798)
  Prepaid expenses and other assets                                                 10,371          (6,355)        23,956
  Liabilities                                                                      104,964         (40,502)       (26,018)
                                                                                   -------        --------       --------
Total adjustments                                                                  171,094         180,768        138,336
                                                                                   -------         -------       --------
Net cash provided by operating activities                                          210,149         137,110        135,403
                                                                                   -------         -------        -------

INVESTING ACTIVITIES
Investment in property and equipment                                              (116,941)       (166,503)      (295,578)
Investment in systems development                                                  (10,067)        (11,122)       (22,158)
Acquisitions                                                                       (22,263)         (9,229)        (9,841)
Proceeds from sale of assets                                                         8,893         263,941         24,137
Consolidation (deconsolidation) of subsidiary                                       15,701                        (13,948)
Other, net                                                                                                         (9,646)
                                                                                   -------         -------        -------
Net cash provided by (used in) investing activities                               (124,677)         77,087       (327,034)
                                                                                   -------         -------        -------

FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit agreements                           (48,500)        (50,500)       191,940
Principal payments of long-term debt                                               (18,630)         (6,712)        (6,788)
Proceeds from stock options and common stock                                           474           1,954          3,120
Purchase of common stock for treasury                                               (6,160)       (180,370)        (4,838)
Dividends paid by Manor Care of America, Inc.                                                                      (2,805)
                                                                                   -------         -------        -------
Net cash provided by (used in) financing activities                                (72,816)       (235,628)       180,629
                                                                                   -------         -------        -------

Net increase (decrease) in cash and cash equivalents                                12,656         (21,431)       (11,002)
Net Manor Care of America, Inc. cash flows for December 1997                                                       (3,213)
Cash and cash equivalents at beginning of period                                    12,287          33,718         47,933
                                                                                   -------         -------        -------
Cash and cash equivalents at end of period                                         $24,943         $12,287        $33,718
                                                                                   =======         =======        =======

                           See accompanying notes.

                                MANOR CARE, INC.
                 Consolidated Statements of Shareholders' Equity

                                                              Capital                                             Total
                                            Common Stock     in Excess                   Treasury Stock          Share-
                                            ------------      of Par     Retained        --------------         holders'
                                        Shares     Amount      Value     Earnings      Shares     Amount         Equity
                                        ------     ------      -----     --------      ------     ------         ------
                                                              (In thousands, except per share data)
Balance at January 1, 1998                115,868   $7,199    $471,930    $850,539     (7,845)   $(166,639)    $1,163,029

   Adjustment to conform Manor
     Care of America, Inc.'s fiscal year        9                  121       4,627                                  4,748
   Issue and vesting of restricted stock      339        3      13,110                                             13,113
   Purchase of treasury stock                                                            (369)     (16,056)       (16,056)
   Exercise of stock options                  218        6       2,138      (6,993)       577       10,742          5,893
   Tax benefit from restricted stock
     and exercise of stock options                              34,997                                             34,997
   Net loss                                                                 (2,933)                                (2,933)
   Manor Care of America, Inc.
     cash dividends ($.044 per share)                                       (2,805)                                (2,805)
   Exchange of Manor Care of
     America, Inc. common
     stock and stock options for the
     Company's common stock                (5,488)  (6,099)   (165,854)                 7,637      171,953
   Other                                                          (109)       (709)                                  (818)
                                          -------   ------    --------    --------     -------   ----------    ----------
Balance at December 31, 1998              110,946    1,109     356,333     841,726                              1,199,168

   Purchase of treasury stock                                                          (8,793)    (181,268)      (181,268)
   Exercise of stock options                   87        1      (1,165)                   125        3,169          2,005
   Tax benefit from restricted stock
      and exercise of stock options                              3,790                                              3,790
   Net loss                                                                (43,658)                               (43,658)
                                          -------   ------    --------    --------     -------   ----------    ----------
Balance at December 31, 1999              111,033    1,110     358,958     798,068     (8,668)    (178,099)       980,037

   Issue and vesting of restricted stock                       (14,451)                   550       14,656            205
   Purchase of treasury stock                                                            (777)     (11,409)       (11,409)
   Exercise of stock options                                   (10,840)                   507       13,739          2,899
   Tax benefit from restricted stock
      and exercise of stock options                              1,942                                              1,942
   Net income                                                               39,055                                 39,055
                                          -------   ------    --------    --------     -------   ----------    ----------
Balance at December 31, 2000              111,033   $1,110    $335,609    $837,123     (8,388)   $(161,113)    $1,012,729
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

Revenues for certain health care services are as follows:

                                                               2000              1999             1998
                                                               ----              ----             ----
                                                                            (In thousands)
Skilled nursing and assisted living services                 $2,037,959       $1,911,720        $1,987,815
Rehabilitation services                                          71,111           63,767            70,522
Home health services                                            186,475           61,062            48,416
Other services                                                   85,033           98,796           102,334
                                                             ----------       ----------        ----------
                                                             $2,380,578       $2,135,345        $2,209,087
                                                             ==========       ==========        ==========

6.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                      2000              1999
                                                      ----              ----
                                                         (In thousands)

Land and improvements                             $   234,719      $   217,457
Buildings and improvements                          1,579,336        1,473,425
Equipment and furnishings                             341,412          347,455
Capitalized leases                                     29,974           31,329
Construction in progress                               38,415           77,232
                                                 ------------      -----------
                                                    2,223,856        2,146,898
Less accumulated depreciation                         646,478          596,391
                                                  -----------      -----------
Net property and equipment                         $1,577,378       $1,550,507
                                                   ==========       ==========

Depreciation expense, including amortization of capitalized leases, amounted to $111.2 million, $108.5 million and $110.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated depreciation includes $11.9 million and $10.8 million at December 31, 2000 and 1999, respectively, relating to capitalized leases.

7.       DEBT

Debt consists of the following at December 31:

                                                    2000              1999
                                                    ----              ----
                                                        (In thousands)
Five Year Agreement                                $452,000         $476,500
364 Day Agreement (revolving loans)                 155,000          179,000
Senior Notes, net of discount                       149,675          149,615
Mortgages and other notes                            42,456           61,135
Capital lease obligations (see Note 8)                5,402            6,869
                                                   --------         --------
                                                    804,533          873,119
Less:
364 Day Agreement                                   155,000          179,000
Amounts due within one year                           5,479            6,617
                                                  ---------        ---------
Long-term debt                                     $644,054         $687,502
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

                                                 Operating           Capital
                                                   Leases            Leases
                                                 ---------           ------
                                                        (In thousands)

2001                                              $ 15,610            $ 645
2002                                                12,962              659
2003                                                10,810              654
2004                                                 4,268              615
2005                                                 2,416              620
Later years                                         34,301           11,716
                                                   -------           ------
Total minimum lease payments                       $80,367           14,909
                                                   =======

Less amount representing interest                                     9,507
                                                                    -------
Present value of net minimum
   lease payments (included in
   long-term debt - see Note 7)                                     $ 5,402
                                                                    =======

Rental expense was $22.4 million, $17.8 million and $18.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                              (In thousands)
Current:
  Federal                                                       $41,353          $51,865           $58,885
  State and local                                                 8,453           15,641             9,249
                                                                 ------         --------           -------
                                                                 49,806           67,506            68,134

Deferred:
  Federal                                                       (22,947)         (93,983)          (39,782)
  State and local                                                (5,370)         (20,761)           (6,755)
                                                                -------         --------           -------
                                                                (28,317)        (114,744)          (46,537)
                                                                -------         --------           -------
Provision (benefit) for income taxes from
  continuing operations                                          21,489          (47,238)           21,597
Provision for income taxes from
  discontinued operations                                                                           47,164
Provision (benefit) for income taxes from
  extraordinary items                                                              7,508           (12,690)
Benefit for income taxes from cumulative
  effect of change in accounting principle                                                          (3,759)
                                                                -------         --------           -------
Total provision (benefit) for income taxes                      $21,489         $(39,730)          $52,312
                                                                =======         ========           =======

The reconciliation of the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes to the provision (benefit) for income taxes from continuing operations is as follows:

                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                             (In thousands)
Income taxes (benefit) computed at statutory rate               $21,584         $(35,839)          $(8,598)
Differences resulting from:
  Write-off of non-deductible goodwill                                                              22,028
  Non-deductible transaction costs                                                                   7,217
  State and local income taxes                                    2,004           (3,328)            1,621
  Non-deductible compensation                                       911            1,870             2,028
  Exclusion of dividends received                                                   (588)           (2,093)
  Jobs tax credits                                               (1,770)          (1,520)           (1,484)
  Corporate-owned life insurance                                                    (163)           (1,079)
  Unrealized losses of subsidiary                                                  4,340
  Reversal of valuation allowance                                (3,931)
  Adjustment to prior years' estimated tax liabilities                           (11,653)
  Other                                                           2,691             (357)            1,957
                                                                -------         --------           -------
Provision (benefit) for income taxes from
  continuing operations                                         $21,489         $(47,238)          $21,597
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                     2000              1999
                                                     ----              ----
                                                         (In thousands)
Deferred tax assets:
   Accrued insurance reserves                        $44,305          $16,890
   Net loss on Genesis investment                     43,526           35,499
   Allowances for receivables and settlements         33,433           31,565
   Employee compensation and benefits                 27,610           27,998
   Net operating loss carryover                       11,622           11,553
   Other                                               3,932            4,471
                                                   ---------        ---------
                                                    $164,428         $127,976
                                                   =========        =========

Deferred tax liabilities:
   Fixed asset and intangible asset
     bases differences                              $155,784         $150,588
   Leveraged leases                                   35,978           36,646
   Pension receivable                                  8,984            7,832
   Other                                              10,579            8,125
                                                   ---------        ---------
                                                    $211,325         $203,191
                                                   =========        =========

Net deferred tax liabilities                       $ (46,897)       $ (75,215)
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

11.      EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                        (In thousands, except EPS)
Numerator:
     Income (loss) from continuing operations
       (income available to common shareholders)                $39,055         $(55,158)         $(46,162)
Denominator:
     Denominator for basic EPS - weighted-
       average shares                                           102,203          107,627           108,958
     Effect of dilutive securities:
         Stock options                                              839
         Non-vested restricted stock                                 84
                                                                -------          -------           -------
Denominator for diluted EPS -
       adjusted for weighted-average
       shares and assumed conversions                           103,126          107,627           108,958
                                                                =======          =======           =======
EPS- income (loss) from continuing operations
     Basic and diluted                                             $.38           $(.51)            $(.42)

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

Information regarding these option plans for 1998, 1999 and 2000 is as follows:

                                                                    Weighted-
                                                                     Average
                                                                    Exercise
                                                 Shares              Price
                                                 ------              -----
Options outstanding at
 January 1, 1998                                 8,373,945           $15.53
Options granted                                  1,808,370           $34.22
Options forfeited                                 (256,838)          $29.01
Options exercised                                 (804,489)           $7.47
Converted to stock (see Note 1)                 (3,313,467)
                                                ----------
Options outstanding at
  December 31, 1998                              5,807,521           $20.04
Options granted                                     38,001           $26.31
Options forfeited                                 (227,226)          $31.59
Options exercised                                 (211,679)           $9.33
                                                ----------
Options outstanding at
   December 31, 1999                             5,406,617           $20.02
Options granted                                  1,635,444            $9.11
Options forfeited                                 (160,112)          $30.76
Options exercised                                 (506,800)           $5.41
                                                ----------
Options outstanding at
   December 31, 2000                             6,375,149           $18.11
                                                 =========
Options exercisable at
  December 31, 1998                              3,984,996           $14.24
  December 31, 1999                              3,952,392           $15.14
  December 31, 2000                              3,936,324           $17.56

The following tables summarize information about options outstanding and options exercisable at December 31, 2000:

                               OPTIONS OUTSTANDING
                               -------------------
                                                              Weighted-
                                           Weighted-           Average
  Range of                                  Average           Remaining
  Exercise               Number            Exercise          Contractual
   Prices              Outstanding           Price              Life
   ------              -----------           -----              ----
$ 5 - $10               2,899,334            $ 6.46              4.8
$10 - $20                 967,185            $15.78              3.1
$20 - $30                 673,498            $24.67              5.5
$30 - $45               1,835,132            $35.34              6.6
                        ---------
                        6,375,149            $18.11              5.1
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

13.      EMPLOYEE BENEFIT PLANS

The Company has two qualified defined benefit pension plans which were amended in 1994 and 1996 to freeze all future benefits.

The funded status of these plans is as follows:

                                                      2000              1999
                                                      ----              ----
                                                          (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $35,512          $39,298
Interest cost                                           2,341            2,575
Actuarial gains                                        (2,486)          (1,957)
Benefits paid                                          (4,058)          (4,404)
                                                      -------          -------
Benefit obligation at end of year                      31,309           35,512
                                                       ------           ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         65,132           61,965
Actual return on plan assets                            1,228            7,571
Benefits paid                                          (4,058)          (4,404)
                                                       ------           ------
Fair value of plan assets at end of year               62,302           65,132
                                                       ------           ------

Excess funded status of the plans                      30,993           29,620
Unrecognized net actuarial gains                       (8,410)         (10,103)
                                                     --------         --------
Prepaid benefit cost                                  $22,583          $19,517
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

The components of the net pension income for these plans are as follows:

                                    2000              1999              1998
                                    ----              ----              ----
                                                 (In thousands)
Interest cost                       $2,341          $ 2,575           $ 2,528
Expected return on plan assets      (5,408)          (5,395)           (4,691)
                                    ------           ------            ------
Net pension income                 $(3,067)         $(2,820)          $(2,163)
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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and fair value of the financial instruments are as follows:

                                                          2000                              1999
                                                          ----                              ----
                                                 Carrying        Fair               Carrying       Fair
                                                  Amount         Value               Amount        Value
                                                 --------        -----              --------       -----
                                                                     (In thousands)
Cash and cash equivalents                        $  24,943     $  24,943            $  12,287    $  12,287
Debt, excluding capitalized leases                 799,131       790,086              866,250      861,255


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference information on our directors under the heading "Election of Directors" in our Proxy Statement which we filed pursuant to Regulation 14A with the Commission on April 5, 2001. The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:

                               EXECUTIVE OFFICERS

NAME                      AGE      OFFICE AND EXPERIENCE

PAUL A. ORMOND            51       President and Chief Executive Officer of
                                   Manor Care since August 1991 and Chairman of the Board of Manor Care from August 1991 to
                                   September 1998. Member of Class I of the
                                   Board of Directors of Manor Care, with a term expiring in 2001.

M. KEITH WEIKEL           62       Senior Executive Vice President and Chief
                                   Operating Officer of Manor Care since August
                                   1991. Member of Class III of the Board of
                                   Directors of Manor Care, with a term
                                   expiring in 2003.

GEOFFREY G. MEYERS        56       Executive Vice President and Chief Financial
                                   Officer of Manor Care since August 1991 and
                                   Treasurer of Manor Care from August 1991 to
                                   August 1998.

R. JEFFREY BIXLER         55       Vice President and General Counsel of Manor
                                   Care since November 1991 and Secretary of
                                   Manor Care since December 1991.

NANCY A. EDWARDS          50       Vice President and General Manager of Central
                                   Division of Manor Care since December 1993.

JOHN K. GRAHAM            40       Vice President and Director of Rehabilitation
                                   Services of Manor Care since September 1998,
                                   Assistant Vice President and General Manager of Vision Management and Ancillary
                                   Businesses of Health Care and Retirement
                                   Corporation of America, or HCRA, a
                                   subsidiary of Manor Care, from January 1997 to August 1998, and Assistant Vice President and Director of Planning and Marketing of HCRA from January 1996 to December 1996.

JEFFREY A. GRILLO         42       Vice President and General Manager of
                                   Mid-Atlantic Division of Manor Care since
                                   February 1999, Regional Director of
                                   Operations in Mid-Atlantic District of
                                   ManorCare Health Services, Inc., or MCHS, a subsidiary of Manor Care, from 1996 to January 1999, and Regional Director of
                                   Operations in Southeast District of MCHS from 1994 to 1996.

LARRY C. LESTER           58       Vice President and General Manager of Midwest
                                   Division of Manor Care since January 2000,
                                   Regional Director of Operations in Midwest
                                   Region of HCRA, from January 1998 to
                                   December 1999, and Vice President of Oakwood
                                   Healthcare System from January 1993 to
                                   December 1997.

SPENCER C. MOLER          53       Vice President and Controller of Manor Care
                                   since August 1991.

O. WILLIAM MORRISON       62       Vice President and General Manager of Eastern
                                   Division of Manor Care since March 1999,
                                   Assistant Vice President and General Manager of Texas of Manor Care from October 1998 to
                                   February 1999, and Regional Manager in the
                                   Central Division of HCRA from September 1995 to September 1998.

RICHARD W. PARADES        44       Vice President and General Manager of
                                   Mid-States Division of Manor Care since
                                   January 1999, District Vice President and
                                   General Manager of Mid-States of MCHS from
                                   February 1997 to December 1998, and Regional
                                   Director of Operations in Mid-States
                                   District of MCHS from 1994 to January 1997.

F. JOSEPH SCHMITT         52       Vice President and General Manager of
                                   Southern Division of Manor Care since
                                   December 1993.

JO ANN YOUNG              51       Vice President and General Manager of
                                   Assisted Living Division of Manor Care since
                                   June 2000, Vice President and Director of
                                   Assisted Living of Manor Care from September
                                   1998 to May 2000, Vice President and
                                   Director of Assisted Living of MCHS from
                                   February 1997 to August 1998, and Vice
                                   President of Operations of Caretenders
                                   HealthCorp from 1996 to January 1997.

ITEM 11.  EXECUTIVE COMPENSATION

We incorporate by reference information on executive compensation under the heading "Executive Compensation" in our Proxy Statement, which we filed with the Commission on April 5, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference information on security ownership of some beneficial owners under the heading "Security Ownership of Certain Management and Beneficial Owners" in our Proxy Statement, which we filed with the Commission on April 5, 2001.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference information on certain relationships and related transactions under the heading "Election of Directors" in our Proxy Statement which we filed with the Commission on April 5, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K/A in Item 8 on the pages indicated:
                                                                          PAGE
     Report of Ernst & Young LLP, Independent Auditors                     35
     Consolidated Balance Sheets - December 31, 2000 and 1999              36
     Consolidated Statements of Operations -
         Years ended December 31, 2000, 1999 and 1998                      37
     Consolidated Statements of Cash Flows -
         Years ended December 31, 2000, 1999 and 1998                      38
     Consolidated Statements of Shareholders' Equity -
         Years ended December 31, 2000, 1999 and 1998                      39
     Notes to Consolidated Financial Statements - December 31, 2000        40

Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K/A on page 67:

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

                                MANOR CARE, INC.

                 Schedule II - Valuation and Qualifying Accounts


                                                                   Charged                   Additions
                                      Balance at                  to Costs      Deduc-         From       Balance
                                       Beginning     Other           and        tions        Acquisi-    at End of
                                       of Period   (Note 1)       Expenses     (Note 2)        Tions      Period
                                      ----------   --------       --------     --------      ---------   -------
                                                                    (In thousands)
Year ended December 31, 2000:
Deducted from asset accounts:
  Allowance for doubtful accounts       $58,975                   $32,911    $(31,868)       $1,119      $61,137
                                        =======                   =======    ========        ======      =======
  Reserve of Genesis dividend           $17,404                   $17,404                                $34,808
                                        =======                   =======                                =======

Year ended December 31, 1999:
Deducted from asset accounts:
  Allowance for doubtful accounts       $58,125                   $29,005    $(28,230)          $75      $58,975
                                        =======                   =======    ========           ===      =======
  Reserve of Genesis dividend           $                         $17,404                                $17,404
                                        =======                   =======                                =======

Year ended December 31, 1998:
Deducted from asset accounts:
  Allowance for doubtful accounts       $52,590       $(469)      $39,485    $(33,481)                   $58,125
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

     10.5       -- First Amendment, Second Amendment and Third Amendment to
                   the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
     10.6       -- Revised form of Non-Qualified Stock Option Agreement between
                   HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR's Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).
     10.7       -- Amended Restricted Stock Plan (filed on pages A1 to A9 of
                   HCR's Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).
     10.8       -- First Amendment to Amended Restricted Stock Plan (filed as
                   Exhibit 4.2 to HCR's Registration Statement on Form S-8,
                   File No. 333-64235 and incorporated herein by reference).
     10.9       -- Revised form of Restricted Stock Plan Agreement between
                   Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
     10.10      -- Executive Officer Deferred Compensation Plan dated December
                   18, 1991 (filed as Exhibit 10.12 to HCR's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).
     10.11      -- Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR's Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).
     10.12      -- Amended and Restated Health Care and Retirement Corporation
                   Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 1998 (filed as Exhibit 10.12 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
     10.13      -- First Amendment to Amended and Restated Health Care and
                   Retirement Corporation Senior Executive Retirement Plan, effective January 1, 1998 (filed as Exhibit 10.13 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
     10.14      -- Senior Management Savings Plan dated December 17, 1992
                   (filed as Exhibit 10.16 to HCR's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
     10.15      -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA, and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
     10.16      -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
     10.17      -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

     10.18      -- Form of Severance Agreement between HCR Manor Care, Inc.,
                   HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
     10.19      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Paul A. Ormond (filed as Exhibit 10.1 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.20      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and M. Keith Weikel (filed as Exhibit 10.2 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.21      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.22      -- Form of Executive Retention Agreement among the Registrant,
                   HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.23      -- Form of Retention Agreement among the Registrant, Manor Care,
                   Inc. and Stewart Bainum, Jr. (filed as Exhibit 10.13 to
                   MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
     10.24      -- Form of Noncompetition Agreement among the Registrant,
                   Manor Care, Inc. and Stewart Bainum, Jr.(filed as Exhibit
                   10.12 to MCA's Annual Report on Form 10-K for the year ended May 31, 1998 and incorporated herein by reference).
     10.25      -- Form of Chairman's Service Agreement between the Registrant and Stewart Bainum, Jr. (filed as Exhibit 10.7 to HCR's Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).
     10.26      -- Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
     10.27      -- First Amendment, Second Amendment and Third Amendment to the
                   Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR's Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).
     10.28      -- Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR's Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).
     10.29      -- Manor Care, Inc.'s Non-Employee Director Stock Compensation
                   Plan (filed as Exhibit A to MCA's Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).
     21         -- Subsidiaries of the Registrant (filed as Exhibit 21 to Manor
                   Care, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
    *23         -- Consent of Independent Auditors
    *24         -- Power of Attorney

--------------------
* Filed herewith.

REPORTS ON FORM 8-K
Manor Care filed a Form 8-K on December 28, 2000 regarding the completion of the merger of In Home Health, Inc. with a subsidiary of Manor Care, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Manor Care, Inc.
                                       (Registrant)

                                       by /s/ R. Jeffrey Bixler
                                          --------------------------------------
                                          R. Jeffrey Bixler
                                          Vice President, General Counsel
                                          and Secretary


Date:   April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 30, 2001 on behalf of Manor Care, Inc. and in the capacities indicated.


        SIGNATURE                           TITLE
        ---------                           -----

        *
-----------------------------
Stewart Bainum, Jr.                         Chairman of the Board, Director

        *
-----------------------------
Joseph H. Lemieux                           Director

        *
-----------------------------
William H. Longfield                        Director

        *
-----------------------------
Frederic V. Malek                           Director

        *
-----------------------------
Geoffrey G. Meyers                          Executive Vice President and Chief
                                            Financial Officer (Principal Financial Officer)

        *
-----------------------------
Spencer C. Moler                            Vice President and Controller (Principal
                                            Accounting Officer)

        *
-----------------------------
Paul A. Ormond                              President and Chief Executive Officer
                                            (Principal Executive Officer); Director

        *
-----------------------------
John T. Schwieters                          Director

        *
-----------------------------
Robert G. Siefers                           Director

        *
-----------------------------
M. Keith Weikel                             Senior Executive Vice President and
                                            Chief Operating Officer; Director

        *
-----------------------------
Gail R. Wilensky                            Director


        *
-----------------------------
Thomas L. Young                             Director


-------------------
* R. Jeffrey Bixler, signing his name hereto, does sign this document on behalf of each of the above named officers and/or directors of the Company pursuant to powers of attorney duly executed by such persons.


                                       By: /s/ R. Jeffrey Bixler
                                           ------------------------------------
                                           R. Jeffrey Bixler, Attorney-in-fact

                                  EXHIBIT INDEX


         Exhibit
         Number            Description
         -------           -----------

         23                Consent of Independent Auditors

         24                Power of Attorney