Form 10-Q
period 2001-03-31
MANOR CARE INC
filed 2001-05-15
CIK 878736

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 2001.

               Common stock, $0.01 par value -- 102,887,589 shares

================================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                           Page
Item 1.           Financial Statements (Unaudited)                        Number
                                                                          ------

                  Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000..................      3

                  Consolidated Statements of Operations-
                  Three months ended March 31, 2001 and 2000............      4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2000............      5

                  Notes to Consolidated Financial Statements............      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........      9

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk...........................................     12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.....................................     12

Item 2.           Changes in Securities.................................     15

Item 3.           Defaults Upon Senior Securities.......................     15

Item 4.           Submission of Matters to a Vote of Security Holders...     15

Item 5.           Other Information.....................................     15

Item 6.           Exhibits and Reports on Form 8-K......................     16

SIGNATURES      ........................................................     17

                          PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS.


                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                March 31,              December 31,
                                                                                  2001                      2000
                                                                                  ----                      ----
                                                                                (Unaudited)               (Note 1)
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  23,453                 $   24,943
  Receivables, less allowances for doubtful
   accounts of $62,685 and $61,137, respectively                                 387,808                    389,943
  Receivable from sale of assets                                                   1,766                      3,107
  Prepaid expenses and other assets                                               24,425                     24,867
  Deferred income taxes                                                           62,019                     62,019
                                                                             -----------                -----------
Total current assets                                                             499,471                    504,879

Property and equipment, net of accumulated
 depreciation of $672,389 and $646,478 respectively                            1,567,691                  1,577,378
Intangible assets, net of amortization                                           102,382                    100,022
Other assets                                                                     189,573                    176,189
                                                                             -----------                -----------
Total assets                                                                  $2,359,117                 $2,358,468
                                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  86,516                  $  90,390
  Employee compensation and benefits                                              85,167                     81,065
  Accrued insurance liabilities                                                   64,306                     65,165
  Income tax payable                                                              44,192                     27,274
  Other accrued liabilities                                                       51,678                     48,172
  Revolving loans                                                                                           155,000
  Long-term debt due within one year                                               5,491                      5,479
                                                                             -----------                -----------
Total current liabilities                                                        337,350                    472,545

Long-term debt                                                                   752,257                    644,054
Deferred income taxes                                                            108,916                    108,916
Other liabilities                                                                127,745                    120,224
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 323,109                    335,609
  Retained earnings                                                              862,106                    837,123
  Other comprehensive income                                                        (256)
                                                                             -----------                -----------
                                                                               1,186,069                  1,173,842
  Less treasury stock, at cost  (8.1 and 8.4 million shares, respectively)      (153,220)                  (161,113)
                                                                             -----------                -----------
Total shareholders' equity                                                     1,032,849                  1,012,729
                                                                             -----------                -----------
Total liabilities and shareholders' equity                                    $2,359,117                 $2,358,468
                                                                             ===========                ===========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.

                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                  2001                    2000
                                                                                  ----                    ----
                                                                             (In thousands, except earnings per share)
Revenues                                                                        $638,193                $569,918

Expenses:
  Operating                                                                      527,197                 503,374
  General and administrative                                                      26,575                  25,363
  Depreciation and amortization                                                   30,839                  29,675
                                                                                  ------                  ------
                                                                                 584,611                 558,412
                                                                                 -------                 -------

Income before other income (expenses), income taxes and minority interest         53,582                  11,506
Other income (expenses):
  Interest expense                                                               (14,221)                (14,367)
  Equity in earnings (losses) of affiliated companies                               (297)                    564
  Interest income and other                                                        1,101                     993
                                                                               ----------              ----------
  Total other expenses, net                                                      (13,417)                (12,810)
                                                                               ---------               ---------

Income (loss) before income taxes and minority interest                           40,165                  (1,304)
Income taxes (benefit)                                                            15,182                    (676)
Minority interest income                                                                                     155
                                                                               ----------              ----------
Net income (loss)                                                             $   24,983                $   (783)
                                                                               ==========              ==========

Earnings per share - basic and diluted                                             $0.24                  $(0.01)

Weighted average shares:
     Basic                                                                       102,152                 102,318
     Diluted                                                                     103,760                 102,318

                See notes to consolidated financial statements.

                                MANOR CARE, INC.

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                   2001                    2000
                                                                                   ----                    ----
                                                                                         (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                              $  24,983                 $   (783)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                   30,839                   29,675
  Provision for bad debts                                                         10,552                    9,131
  Net gain on sale of assets                                                        (798)                    (442)
  Equity in (earnings) losses of affiliated companies                                297                     (564)
  Minority interest income                                                                                    155
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                    (7,076)                  (2,303)
   Prepaid expenses and other assets                                             (11,700)                 (12,058)
   Liabilities                                                                    24,167                   25,542
                                                                                 -------                 --------
Total adjustments                                                                 46,281                   49,136
                                                                                 -------                 --------
Net cash provided by operating activities                                         71,264                   48,353
                                                                                 -------                  -------

INVESTING ACTIVITIES
Investment in property and equipment                                             (18,184)                 (30,896)
Investment in systems development                                                 (2,089)                  (3,550)
Acquisitions                                                                      (3,472)                  (6,479)
Proceeds from sale of assets                                                       3,005                    4,331
Consolidation of subsidiary                                                                                15,701
                                                                                 -------                  -------
Net cash used in investing activities                                            (20,740)                 (20,893)
                                                                                 -------                  -------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                     (244,200)                 (10,500)
Principal payments of long-term debt                                              (2,585)                  (2,743)
Proceeds from issuance of senior notes                                           200,000
Payment of deferred financing costs                                               (2,712)
Proceeds from exercise of stock options                                            1,002                       48
Purchase of common stock for treasury                                             (3,519)                  (1,066)
                                                                                 -------                  -------
Net cash used in financing activities                                            (52,014)                 (14,261)
                                                                                 -------                  -------

Net increase (decrease) in cash and cash equivalents                              (1,490)                  13,199
Cash and cash equivalents at beginning of period                                  24,943                   12,287
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $23,453                  $25,486
                                                                                 =======                  =======

See notes to consolidated financial statements.

                                MANOR CARE, INC.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.'s annual report on Form 10-K/A for the year ended December 31, 2000.

At March 31, 2001, the Company operated 298 skilled nursing and 57 assisted living facilities, 88 outpatient therapy clinics, one acute care hospital and 78 home health offices.

NOTE 2 - DEBT
In March 2001 the Company issued $200 million of 8% Senior Notes due in 2008 that are guaranteed by substantially all of its subsidiaries. The net proceeds of $197.3 million from the Senior Notes were used to repay borrowings outstanding under the existing bank credit agreements. The Company is in the process of registering identical Senior Notes with the Securities and Exchange Commission, which will be exchanged for the Senior Notes issued in March. Debt consists of the following:

                                         March 31,       December 31,
                                           2001              2000
                                           ----              ----
                                               (In thousands)
Five Year Agreement                       $362,800         $452,000
364 Day Agreement (revolving loans)                         155,000
8% Senior Notes                            200,000
7 1/2% Senior Notes, net of discount       149,690          149,675
Mortgages and other notes                   39,889           42,456
Capital lease obligations                    5,369            5,402
                                          --------         --------
                                           757,748          804,533
Less:
364 Day Agreement                                           155,000
Amounts due within one year                  5,491            5,479
                                          --------         --------
Long-term debt                            $752,257         $644,054
                                          ========         ========

NOTE 3 - CONTINGENCIES
One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $22.5 to $28.0 million. The Company has received or expects to receive between $18.0 million and $23.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset amounts due as a result of these exposures.

The Company, Alterra Healthcare Corporation (Alterra) and the development joint venture jointly and severally guaranteed a revolving line of credit that has an outstanding balance and is capped at $57.0 million, which matures June 29, 2001. The Company and Alterra are undertaking efforts to sell the thirteen facilities. The debt will be repaid upon the sale of each facility.

Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance (COLI) as of January 1, 1999. The Company has recorded a cumulative reduction to income tax expense of approximately $34.0 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service (IRS) has not asserted any claim challenging the Company's COLI interest expense deductions, the IRS has challenged other taxpayers' COLI interest deductions and has prevailed in certain lower court decisions. Management understands that these decisions and the IRS's position are being subjected to extensive challenges in court. The Company intends to defend vigorously its right to deduct the entire amount of such interest payments, were the IRS to challenge these deductions.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

NOTE 4 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows for the three months ended March 31:

                                                                                   2001              2000
                                                                                   ----              ----
                                                                        (In thousands, except earnings per share)
Numerator:
   Net income (loss) [income available to common shareholders]                   $24,983            $(783)
                                                                                 =======            ======
Denominator:
   Denominator for basic EPS - weighted-average shares                           102,152           102,318
   Effect of dilutive securities:
     Stock options                                                                 1,368
     Non-vested restricted stock                                                     240
                                                                                 -------           -------
   Denominator for diluted EPS - adjusted for weighted-
     average shares and assumed conversions                                      103,760           102,318
                                                                                 =======           =======

EPS - basic and diluted                                                            $0.24            $(0.01)

In 2000, the dilutive effect of stock options would have been 733,000 shares. These shares were not included in the calculation because the effect would be anti-dilutive with a net loss.

NOTE 5 - SEGMENT INFORMATION
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items not considered to be an operating segment. The revenues in the "Other" category include services for rehabilitation, home health and hospital care. Asset information, including capital expenditures, is not provided to the Company's chief operating decision maker. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, other income and expense items, and income taxes. See Management's Discussion and Analysis for further discussion of general and professional liability expenses recorded in the first quarter of 2000.

                                                          LONG-TERM CARE         OTHER            TOTAL
                                                          --------------         -----            -----
                                                                           (In thousands)
Three months ended March 31, 2001
     Revenues from external customers                          $540,205          $97,988          $638,193
     Intercompany revenues                                                         9,035             9,035
     Depreciation and amortization                               27,925            2,914            30,839
     Operating margin                                            96,348           14,648           110,996

Three months ended March 31, 2000
     Revenues from external customers                           488,375           81,543           569,918
     Intercompany revenues                                                         6,408             6,408
     Depreciation and amortization                               26,042            3,633            29,675
     Operating margin                                            56,809            9,735            66,544

NOTE 6 - COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income (loss) plus other comprehensive income (loss). Comprehensive income totaled $24,727,000 and $(783,000) for the first quarter of 2001 and 2000, respectively. The other comprehensive loss of $256,000 in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of the Senior Notes in March 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         Revenues. Our revenues increased $68.3 million, or 12 percent, from the first quarter of 2000 to 2001. Revenues from skilled nursing and assisted living facilities increased $51.8 million, or 11 percent, due to increases in rates--$50.2 million and occupancy--$4.8 million, which were partially offset by a decrease in bed capacity--$3.2 million. Our revenues from the home health business increased $12.9 million primarily because of an increase in home health visits and hospice services.

Our rate increases for the skilled nursing and assisted living facilities relate to private pay, Medicaid and Medicare. The Medicare rate increase related to the positive effect of the Medicare, Medicaid and SCHIP Balanced Budget Act of 1999 with many of the provisions beginning April 1, 2000. Our bed capacity declined between the first quarter of 2000 and 2001 because there was one additional day in 2000 as a result of leap year. Our occupancy levels were 86 percent for the first quarter of 2000 compared with 87 percent for the first quarter of 2001. When excluding start-up facilities, our occupancy levels were 87 percent for the first quarter of 2000 compared with 88 percent for the first quarter of 2001. Our occupancy levels for skilled nursing facilities were 87 percent for the first quarter of 2000 compared with 88 percent for the first quarter of 2001. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations increased from 67 percent for the first quarter of 2000 to 68 percent for the first quarter of 2001.

         Operating Expenses. Our operating expenses in the first quarter of 2001 increased $23.8 million, or 5 percent, compared with the first quarter of 2000. Operating expenses from skilled nursing and assisted living facilities increased $12.3 million. Our operating expenses from our home health business increased $7.0 million, which corresponds with the increase in revenues mentioned above. Operating expenses for our transcription business increased $1.6 million.

In the first quarter of 2000, we recorded an additional $33.6 million of general and professional liability expense related to a change in estimate incorporating industry experience for claims originating in policy years 1994 through 1999. When excluding this additional expense, operating expenses for the skilled nursing and assisted living facilities increased $45.9 million, or 12 percent. We attribute the largest portion of this operating expense increase to labor costs and temporary staffing of $29.6 million. General and professional liability expense increased $3.9 million in the first quarter of 2001 compared with the current period expense in the first quarter of 2000.

 General and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than the rest of the country and industry providers in the state experienced four times the number of claims compared to the national average. In May 2001 the Florida legislature passed a tort reform bill, which the governor is expected to sign. Due to the nature of the caps and limits in that legislation, the specific impact remains uncertain; but, we are hopeful that it will slow the rate of increases in general and professional liability claims and costs in Florida.

         General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $1.2 million from the first quarter of 2000 to 2001. This increase related to general cost increases.

         Depreciation and Amortization. Depreciation remained constant. Amortization increased primarily as a result of software amortization.

         Interest Expense. Interest expense remained constant. When excluding capitalized interest, our interest expense decreased $0.9 million due to lower debt levels.

         Equity in earnings (losses) of affiliated companies. During the first quarter of 2001, we recorded equity losses of $1.2 million related to our development joint venture with Alterra Healthcare Corporation. Our share of a pharmacy partnership's earnings increased $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 2001, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $71.3 million for the first quarter of 2001, an increase of $22.9 million from the first quarter of 2000. Our operating cash flows increased because of the increase in net income. We used the cash principally for capital expenditures, to acquire businesses and to repay debt. Expenditures for property and equipment of $18.2 million in the first quarter of 2001 included $4.9 million to construct new facilities.

In March 2001 we issued $200 million of 8% Senior Notes due in 2008. We used the net proceeds of $197.3 million from the Senior Notes to repay borrowings outstanding under our existing bank credit agreements. Following the repayment of borrowings under the credit agreements, we reduced the commitment under the 364-day agreement from $200 million to $50 million. At March 31, 2001, outstanding borrowings totaled $362.8 million under the five year agreement. We had no outstanding borrowings under the 364-day agreement. At March 31, 2001, after consideration of usage for letters of credit, the remaining credit availability under the combined agreements totaled $158.8 million. Future borrowings under these facilities are subject to certain financial ratio tests. We do not intend to renew the remaining $50 million 364-day agreement when it matures on September 21, 2001.

 On February 8, 2000, our board of directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2001. We purchased 175,000 shares for $3.5 million in the first quarter of 2001. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

We believe that our cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that would be funded from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report may include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others: changes in Medicare, Medicaid and certain private payors' reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of general and professional liability claims and other litigation.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion of our market risk in our Form 10-K/A for the year ended December 31, 2000. In addition, in March 2001 we issued $200 million of 8% Senior Notes due in 2008. The carrying value of the Senior Notes approximates fair value. We used the net proceeds from the Senior Notes to repay borrowings outstanding under our existing bank credit agreements.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

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

On or about February 6, 2001, the bankruptcy court issued an opinion finding in favor of the defendants' motion and deferring consideration of NeighborCare's motion to assume the Master Service Agreements until the arbitration is complete. No order was entered. Shortly thereafter, the defendants tendered a proposed order to the bankruptcy court, which granted the defendants' motion in accordance with the opinion. On or about February 22, 2001, NeighborCare moved the bankruptcy court to reconsider the February 6, 2001 opinion. Following briefing and a hearing on NeighborCare's motion to reconsider, the Court entered an order on March 20, 2001 denying the motion to reconsider, affirming and incorporating the February 6, 2001 opinion and granting relief from the automatic stay to permit the arbitration to proceed to final judgment in accordance with that Opinion. Hearing in the arbitration has also been rescheduled and is set to begin July 30, 2001. The defendants intend to vigorously defend the arbitration demand and to vigorously prosecute their counterclaim at the arbitration. Although we cannot predict the ultimate outcome of the arbitration, management believes that it is not likely to have a material adverse effect on our financial condition.

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

See Note 3 - Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient-care related claims.

Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's Annual Meeting of Stockholders held on May 8, 2001 the stockholders approved the following items: a) elect Stewart Bainum, Jr. as a director, b) elect William H. Longfield as a director, c) elect Paul A. Ormond as a director, d) approve the amendments to the Amended Stock Option Plan for Key Employees, e) approve the Equity Incentive Plan and f) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 2001. The items were approved by a vote as follows:

Item           For               Against          Withheld           Abstain
----           ---               -------          --------           -------
a           92,443,488                             1,878,464
b           92,442,866                             1,879,086
c           92,339,374                             1,982,578
d           76,152,884          14,003,077                          4,165,991
e           73,462,345          16,667,320                          4,192,287
f           90,069,010             391,754                          3,861,188

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

S-K Item
601 No.
--------
     4.1 Indenture, dated March 8, 2001, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, Trustee (filed as Exhibit 4.1 to Manor Care, Inc.'s Form S-4 filed on May 3, 2001 and incorporated by reference.)

     10.1 Fourth and Fifth Amendment to the Amended Stock Option Plan for Key Employees (filed as Appendix B to Manor Care, Inc.'s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference.)

     10.2 Equity Incentive Plan of Manor Care, Inc. (filed as Appendix C to Manor Care, Inc.'s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference.)

(b) Reports on Form 8-K
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Manor Care, Inc.
                              (Registrant)



Date     MAY 14, 2001         By    /s/ GEOFFREY G. MEYERS
      -------------------           ----------------------
                                    Geoffrey G. Meyers, Executive Vice-President
                                    and Chief Financial Officer