Form 10-Q
period 2001-06-30
MANOR CARE INC
filed 2001-08-08
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2001.

               Common stock, $0.01 par value -- 103,106,251 shares





================================================================================

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000........................       3

                  Consolidated Statements of Operations -
                  Three months and six months ended June 30, 2001 and 2000...       4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2001 and 2000....................       5

                  Notes to Consolidated Financial Statements.................       6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............      10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.      14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..........................................      14

Item 2.           Changes in Securities......................................      17

Item 3.           Defaults Upon Senior Securities............................      17

Item 4.           Submission of Matters to a Vote of Security Holders........      17

Item 5.           Other Information..........................................      17

Item 6.           Exhibits and Reports on Form 8-K...........................      17

SIGNATURES        ...........................................................      18

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                             June 30,      December 31,
                                                                               2001           2000
                                                                            -----------    -----------
                                                                            (Unaudited)      (Note 1)
                                                                       (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    19,312    $    24,943
  Receivables, less allowances for
   doubtful accounts of $64,814 and $61,137, respectively                       388,091        389,943
  Receivable from sale of assets                                                  1,766          3,107
  Prepaid expenses and other assets                                              26,870         24,867
  Deferred income taxes                                                          62,019         62,019
                                                                            -----------    -----------
Total current assets                                                            498,058        504,879

Property and equipment, net of accumulated
 depreciation of $701,250 and $646,478, respectively                          1,568,990      1,577,378
Intangible assets, net of amortization                                          100,990        100,022
Other assets                                                                    181,984        176,189
                                                                            -----------    -----------
Total assets                                                                $ 2,350,022    $ 2,358,468
                                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $    84,172    $    90,390
  Employee compensation and benefits                                             99,803         81,065
  Accrued insurance liabilities                                                  65,279         65,165
  Income tax payable                                                             26,157         27,274
  Other accrued liabilities                                                      53,371         48,172
  Revolving loans                                                                              155,000
  Long-term debt due within one year                                              5,480          5,479
                                                                            -----------    -----------
Total current liabilities                                                       334,262        472,545

Long-term debt                                                                  711,237        644,054
Deferred income taxes                                                           108,916        108,916
Other liabilities                                                               133,936        120,224
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                    1,110          1,110
  Capital in excess of par value                                                316,416        335,609
  Retained earnings                                                             892,318        837,123
  Other comprehensive income                                                       (247)
                                                                            -----------    -----------
                                                                              1,209,597      1,173,842
  Less treasury stock, at cost (8.0 and 8.4 million shares, respectively)      (147,926)      (161,113)
                                                                            -----------    -----------
Total shareholders' equity                                                    1,061,671      1,012,729
                                                                            -----------    -----------
Total liabilities and shareholders' equity                                  $ 2,350,022    $ 2,358,468
                                                                            ===========    ===========



                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                          Three Months Ended June 30     Six Months Ended June 30
                                                          --------------------------------------------------------
                                                              2001            2000           2001           2000
                                                              ----            ----           ----           ----
                                                                   (In thousands, except earnings per share)

Revenues                                                  $   663,336    $   581,247    $ 1,301,529    $ 1,151,165
Expenses:
  Operating                                                   541,058        497,575      1,068,255      1,000,949
  General and administrative                                   29,737         24,844         56,312         50,207
  Depreciation and amortization                                32,145         30,023         62,984         59,698
                                                          -----------    -----------    -----------    -----------
                                                              602,940        552,442      1,187,551      1,110,854
                                                          -----------    -----------    -----------    -----------
Income before other income (expenses),
  income taxes and minority interest                           60,396         28,805        113,978         40,311

Other income (expenses):
  Interest expense                                            (12,212)       (15,505)       (26,433)       (29,872)
  Impairment of investments                                                  (20,000)                      (20,000)
  Equity in earnings (losses) of affiliated companies             606           (115)           309            449
  Interest income and other                                        33            755          1,134          1,748
                                                          -----------    -----------    -----------    -----------
  Total other expenses, net                                   (11,573)       (34,865)       (24,990)       (47,675)
                                                          -----------    -----------    -----------    -----------

Income (loss) before income taxes and minority interest        48,823         (6,060)        88,988         (7,364)
Income taxes (benefit)                                         18,611         (4,020)        33,793         (4,696)
Minority interest income                                                       1,389                         1,544
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $    30,212    $    (3,429)   $    55,195    $    (4,212)
                                                          ===========    ===========    ===========    ===========

Earnings per share:
  Basic                                                   $      0.30    $     (0.03)   $      0.54    $     (0.04)
  Diluted                                                 $      0.29    $     (0.03)   $      0.53    $     (0.04)

Weighted average shares:
  Basic                                                       102,265        102,276        102,209        102,297
  Diluted                                                     103,992        102,276        103,876        102,297

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                Six Months Ended June 30
                                                                                ------------------------
                                                                                2001                2000
                                                                                ----                ----
                                                                                      In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                $  55,195    $  (4,212)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                                     62,984       59,698
  Impairment of investments                                                                      20,000
  Provision for bad debts                                                           19,739       14,747
  Deferred income taxes                                                                          (9,822)
  Net gain on sale of assets                                                          (643)        (447)
  Equity in earnings of affiliated companies                                          (309)        (449)
  Minority interest income                                                                        1,544
Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                     (15,713)      (9,179)
   Prepaid expenses and other assets                                                (6,570)       1,419
   Liabilities                                                                      24,842       41,417
                                                                                 ---------    ---------
Total adjustments                                                                   84,330      118,928
                                                                                 ---------    ---------
Net cash provided by operating activities                                          139,525      114,716
                                                                                 ---------    ---------

INVESTING ACTIVITIES
Investment in property and equipment                                               (40,114)     (64,982)
Investment in systems development                                                   (3,375)      (5,544)
Acquisitions                                                                       (12,534)     (12,402)
Proceeds from sale of assets                                                         3,790        4,809
Consolidation of subsidiary                                                                      15,701
                                                                                 ---------    ---------
Net cash used in investing activities                                              (52,233)     (62,418)
                                                                                 ---------    ---------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                       (281,000)     (28,500)
Principal payments of long-term debt                                                (6,816)      (4,217)
Proceeds from issuance of senior notes                                             200,000
Payment of deferred financing costs                                                 (3,316)
Proceeds from stock options and common stock                                         1,997          111
Purchase of common stock for treasury                                               (3,788)      (1,066)
                                                                                 ---------    ---------
Net cash used in financing activities                                              (92,923)     (33,672)
                                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents                                (5,631)      18,626
Cash and cash equivalents at beginning of period                                    24,943       12,287
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  19,312    $  30,913
                                                                                 =========    =========


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.'s annual report on Form 10-K/A for the year ended December 31, 2000.

At June 30, 2001, the Company operated 299 skilled nursing and 57 assisted living facilities, 91 outpatient therapy clinics, one acute care hospital and 81 home health offices.

NOTE 2 - DEBT
In March 2001 the Company issued $200 million of 8% Senior Notes due in 2008 that are guaranteed by substantially all of its subsidiaries. The net proceeds of $196.7 million from the Senior Notes were used to repay borrowings outstanding under the existing bank credit agreements. In May 2001, the Company registered identical Senior Notes with the Securities and Exchange Commission, which were exchanged for the Senior Notes issued in March. Debt consists of the following:

                                            June 30,      December 31,
                                              2001            2000
                                              ----            ----
                                                (In thousands)
Five Year Agreement                         $326,000        $452,000
364 Day Agreement (revolving loans)                          155,000
8% Senior Notes                              200,000
7 1/2% Senior Notes, net of discount         149,705         149,675
Mortgages and other notes                     35,667          42,456
Capital lease obligations                      5,345           5,402
                                            --------        --------
                                             716,717         804,533
Less:
364 Day Agreement                                            155,000
Amounts due within one year                    5,480           5,479
                                            --------        --------
Long-term debt                              $711,237        $644,054
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

The Company and Alterra Healthcare Corporation (Alterra) have jointly and severally guaranteed a development joint venture's revolving line of credit that had an outstanding balance and was capped at $57.0 million, which matured June 29, 2001. On July 2, 2001 the Company paid in full the revolving line of credit balance including accrued interest for a total of $57.7 million. As a result of the repayment, the Company has been assigned the full rights and privileges of the lenders including security interests in the 13 Alzhiemer's assisted living facilities. The Company will consolidate the results of these facilities in the third quarter that were previously recorded under the equity method. The Company intends to sell these facilities through the exercise of its rights as lienholders.

Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance (COLI) as of January 1, 1999. The Company has recorded a cumulative reduction to income tax expense of approximately $34.0 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service (IRS) has not asserted any claim challenging the Company's COLI interest expense deductions, the IRS has challenged other taxpayers' COLI interest deductions and has prevailed in certain court decisions. Management understands that these decisions and the IRS's position are being subjected to extensive challenges in court. The Company intends to defend vigorously its right to deduct the entire amount of such interest payments, were the IRS to challenge these deductions.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

NOTE 4 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows:

                                         Three months ended June 30  Six months ended June 30
                                         --------------------------  ------------------------
                                            2001         2000           2001        2000
                                            ----         ----           ----        ----
                                             (In thousands, except earnings per share)
Numerator:
   Net income (loss) [income (loss)
     available to common shareholders]    $  30,212    $  (3,429)    $  55,195    $  (4,212)
                                          =========    =========     =========    =========
Denominator:
   Denominator for basic EPS -
     weighted-average shares                102,265      102,276       102,209      102,297
   Effect of dilutive securities:
     Stock options                            1,459                      1,413
     Non-vested restricted stock                268                        254
                                          ---------    ---------     ---------    ---------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions         103,992      102,276       103,876      102,297
                                          =========    =========     =========    =========

EPS:
  Basic                                   $    0.30    $   (0.03)    $    0.54    $   (0.04)
  Diluted                                 $    0.29    $   (0.03)    $    0.53    $   (0.04)

Options to purchase 2.3 million shares of the Company's common stock at an average price of $34 were not included in the computation of diluted EPS for 2001 because the options' exercise prices were greater than the average market price of the common shares.

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

                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)

Three months ended June 30, 2001
     Revenues from external customers                          $563,041         $100,295          $663,336
     Intercompany revenues                                                         9,357             9,357
     Depreciation and amortization                               29,100            3,045            32,145
     Operating margin                                           109,080           13,198           122,278

Three months ended June 30, 2000
     Revenues from external customers                           496,497           84,750           581,247
     Intercompany revenues                                                         6,992             6,992
     Depreciation and amortization                               28,321            1,702            30,023
     Operating margin                                            89,157           (5,485)           83,672

Six months ended June 30, 2001
     Revenues from external customers                         1,103,246          198,283         1,301,529
     Intercompany revenues                                                        18,392            18,392
     Depreciation and amortization                               57,025            5,959            62,984
     Operating margin                                           205,428           27,846           233,274

Six months ended June 30, 2000
     Revenues from external customers                           984,872          166,293         1,151,165
     Intercompany revenues                                                        13,400            13,400
     Depreciation and amortization                               54,363            5,335            59,698
     Operating margin                                           145,966            4,250           150,216

NOTE 6 - COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income (loss) plus other comprehensive income (loss). Comprehensive income was $30,221,000 and $54,948,000 for the three and six months ended June 30, 2001 and $(3,429,000) and $(4,212,000) for the three months and six months ended June 30, 2000. The other comprehensive loss of $256,000 in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of the Senior Notes in March 2001.

NOTE 7 - NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" that the Company is required to adopt beginning January 1, 2002. Under this Statement, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indictors arise, for impairment. The Company's annual amortization of goodwill is $3.4 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

         Revenues. Our revenues increased $82.1 million, or 14 percent, from the second quarter of 2000 to 2001. Revenues from skilled nursing and assisted living facilities increased $66.5 million, or 13 percent, due to increases in rates--$57.6 million, capacity--$5.8 million and occupancy--$3.1 million. Our revenues from the home health business increased $12.0 million primarily because of an increase in home health visits and hospice services.

Our revenues in the first half of 2001 increased $150.4 million, or 13 percent, compared with the first half of 2000. Revenues from skilled nursing and assisted living facilities increased $118.4 million, or 12 percent, due to increases in rates--$108.0 million, occupancy--$7.9 million and capacity--$2.5 million. Our revenues from the home health business increased $24.9 million primarily because of an increase in home health visits and hospice services.

Our rate increases for the skilled nursing and assisted living facilities relate to private pay, Medicaid and Medicare. The Medicare rate increase related to the positive effect of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 with many of the provisions beginning April 1, 2000, as well as the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 with many of the provisions beginning April 1, 2001.

Our occupancy levels were 86 percent for the second quarter and first half of 2000 compared with 87 percent for the second quarter and first half of 2001. When excluding start-up facilities, our occupancy levels were 87 percent for the second quarter and first half of 2000 compared with 88 percent for the second quarter and first half of 2001. Our occupancy levels for skilled nursing facilities were 87 percent for the second quarter and first half of 2000 compared with 88 percent for the second quarter and first half of 2001. The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations increased from 67 percent for the second quarter and first half of 2000 to 68 percent for the second quarter and first half of 2001.

Our bed capacity increased between the first half of 2000 and 2001 primarily because we opened ten assisted living facilities with 612 beds.

         Operating expenses. Our operating expenses increased $43.5 million, or 9 percent, from the second quarter of 2000 to 2001. During the second quarter of 2000, there were unusual operating expenses of $17.7 million that included $3.2 million for the terminated Company buy-out transaction costs and $14.5 million for the write off of amounts due from Genesis Health Ventures, Inc., Alterra Healthcare Corporation (Alterra) and our development joint venture with Alterra. When excluding these unusual expenses, operating expenses increased $61.2 million, or 13 percent.

Operating expenses from skilled nursing and assisted living facilities increased $46.6 million, or 11 percent from the second quarter of 2000 to 2001. These increases primarily related to labor costs, including temporary staffing, of $29.3 million; ancillary costs, excluding internal labor costs, of $6.4 million; and general and professional liability costs of $4.9 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of the more medically complex patients. Operating expenses increased $10.0 million from our home health business due to an increase in services and $1.3 million from our transcription business due to an increase in capacity.

Operating expenses for the first half of 2001 increased $67.3 million, or 7 percent, from the first half of 2000. Operating expenses from skilled nursing and assisted living facilities increased $58.9 million, as discussed below. Operating expenses increased $17.0 million from our home health business and $3.0 million from our transcription business, which were partially offset by the decrease of $17.7 million of unusual expenses recorded in the second quarter of 2000, as discussed previously.

In the first quarter of 2000, we recorded an additional $33.6 million of general and professional liability expense related to a change in estimate incorporating industry experience for claims originating in policy years 1994 through 1999. When excluding this additional expense, operating expenses for the skilled nursing and assisted living facilities increased $92.5 million, or 11 percent, from the first half of 2000 to 2001. We attribute the largest portion of this operating expense increase to labor costs and temporary staffing of $58.9 million. Ancillary costs, excluding internal labor costs, increased $11.2 million and general and professional liability expense increased $8.8 million in the first half of 2001 compared with the first half of 2000.

General and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than the rest of the country and industry providers in the state experienced four times the number of claims compared to the national average. The long-term care industry received minor assistance with the passage of a measure of tort reform in Florida in May 2001. The industry did not benefit from previously passed tort reform in Florida as did other health care providers, and this new legislation still will not put the industry on the same judicial footing as these providers. However, it is hoped that the legislation that was passed, which includes caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations, will be the first step when fully implemented in October 2001 in reducing the long-term care industry's current litigation burden.

         General and administrative expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $4.9 million and $6.1 million from the second quarter and first half of 2000 to 2001, respectively, because of deferred compensation plans, stock appreciation rights and general cost increases.

         Depreciation and amortization. Amortization increased $0.9 million and $2.2 million from the second quarter and first half of 2000 to 2001 primarily due to computer software amortization.

         Interest expense. When excluding capitalized interest, our interest expense in the second quarter and first half of 2001 decreased $3.8 million and $4.6 million compared with the same periods in 2000 because of lower debt levels and interest rates.

         Impairment of investments. Because of Genesis' bankruptcy filing on June 22, 2000, we reduced the carrying value of our Genesis preferred stock investment by $19.0 million to zero and wrote off a separate Genesis-related investment of $1.0 million in the second quarter of 2000.

         Equity in earnings (losses) of affiliated companies. During the second quarter and first half of 2001, we recorded equity losses of $1.9 million and $3.1 million, respectively, related to our development joint venture with Alterra. For the same periods in 2000, we recorded equity losses of $0.2 million and $0.3 million, respectively. We and Alterra jointly and severally guaranteed a development joint venture's revolving line of credit that had an outstanding balance and was capped at $57.0 million, which matured June 29, 2001. On July 2, 2001 we paid in full the revolving line of credit balance including accrued interest for a total of $57.7 million. As a result of the repayment, we have been assigned the full rights and privileges of the lenders including security interests in the 13 Alzhiemer's assisted living facilities. We will consolidate the results of these facilities in the third quarter and classify them as held for sale. The facilities' operating income is currently at break even.

We were a 50 percent owner in a partnership that sold its only nursing home in June 2001. During the second quarter of 2001, we reversed $1.5 million of previously recorded losses for this partnership. These losses were booked in excess of our investment because we had guaranteed the partnership's debt, which was paid off with the sale of the nursing home.

Our share of a pharmacy partnership's earnings increased $0.6 million and $1.1 million for the second quarter and first half of 2001 compared to 2000, respectively.

         Minority interest income. The minority interest income for the second quarter and first half of 2000 represented the minority owners' share of In Home Health, Inc.'s (IHHI) net income for those periods. In December 2000, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

LIQUIDITY AND CAPITAL RESOURCES
During the first half of 2001, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $139.5 million for the first half of 2001, an increase of $24.8 million from the first half of 2000. Our operating cash flows increased because of an increase in net income. We used the cash principally for capital expenditures, to acquire businesses and to repay debt. Expenditures for property and equipment of $40.1 million in the first half of 2001 included $11.1 million to construct new facilities.

In March 2001 we issued $200 million of 8% Senior Notes due in 2008. We used the net proceeds of $196.7 million from the Senior Notes to repay borrowings outstanding under our existing bank credit agreements. Immediately following the repayment of borrowings under the credit agreements, we reduced the commitment under the 364-day agreement from $200 million to $50 million. Effective August 1, 2001, we canceled the remaining $50 million commitment. At June 30, 2001, outstanding borrowings totaled $326.0 million under the five year agreement. We had no outstanding borrowings under the 364-day agreement.

As discussed previously, we paid in full a development joint venture's revolving line of credit balance including accrued interest for a total of $57.7 million on July 2, 2001. At July 31, 2001, outstanding borrowings totaled $381.0 million under the five year agreement. After consideration of usage for letters of credit, we had $88.8 million remaining credit available under the five year agreement on July 31, 2001.

On February 8, 2000, our board of directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2001. We purchased 186,000 shares for $3.8 million in the first half of 2001. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
See the discussion of our market risk in our Form 10-K/A for the year ended December 31, 2000. There are no changes in debt instruments since year end other than the $200 million, 8% Senior Notes issued in March 2001. The Senior Notes are due in 2008 and the carrying value approximated fair value.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
Since May of 1999, we and other related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. and its subsidiary, NeighborCare Pharmacy Services, Inc. On or about June 22, 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. The status of the various Genesis/NeighborCare lawsuits is as follows:

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

On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate MCA's lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. On or about September 29, 2000, the court granted in part and denied in part Genesis' motion to dismiss and also denied Genesis' motion to consolidate the lawsuits. On October 6, 2000, MCA advised the court by letter that the automatic stay in bankruptcy--a provision of the bankruptcy laws that prevents creditors from taking collection and other actions against a bankrupt debtor outside of the bankruptcy courts--had stayed MCA's lawsuit. However, pursuant to 11 U.S.C.
Section 108(c), MCA reserved any and all rights it may have concerning the September 29, 2000 order and the MCA litigation, including the right to seek clarification and reconsideration of the order, following termination or expiration of the automatic stay. We intend to vigorously prosecute this lawsuit following relief from the bankruptcy stay.

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

On or about February 6, 2001, the bankruptcy court issued an opinion finding in favor of the defendants' motion and deferring consideration of NeighborCare's motion to assume the Master Service Agreements until the arbitration is complete. No order was entered. Shortly thereafter, the defendants tendered a proposed order to the bankruptcy court, which granted the defendants' motion in accordance with the opinion. On or about February 22, 2001, NeighborCare moved the bankruptcy court to reconsider the February 6, 2001 opinion. Following briefing and a hearing on NeighborCare's motion to reconsider, the Court entered an order on March 20, 2001 denying the motion to reconsider, affirming and incorporating the February 6, 2001 opinion and granting relief from the automatic stay to permit the arbitration to proceed to final judgment in accordance with that Opinion. Hearing in the arbitration was rescheduled and began July 30, 2001. The defendants intend to vigorously defend the arbitration demand and to vigorously prosecute their counterclaim at the arbitration. Although we cannot predict the ultimate outcome of the arbitration, management believes that it is not likely to have a material adverse effect on our financial condition.

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

Item 2.  Changes in Securities.
         ----------------------
None

Item 3.  Defaults Upon Senior Securities.
         --------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
None

Item 5.  Other Information.
         ------------------
None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a)Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Manor Care, Inc.
                            (Registrant)



Date  August 8, 2001        By  /s/ Geoffrey G. Meyers
     -----------------         ------------------------------------------------
                               Geoffrey G. Meyers, Executive Vice President
                               and Chief Financial Officer