Form 10-Q
period 2001-09-30
MANOR CARE INC
filed 2001-11-02
CIK 878736

================================================================================





                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2001.

               Common stock, $0.01 par value - 102,368,975 shares




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

                  Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000 ........................3

                  Consolidated Statements of Operations -
                  Three months and nine months ended September 30, 2001 and 2000 ..4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2000 ...................5

                  Notes to Consolidated Financial Statements ......................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...................10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ......14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ...............................................14

Item 2.           Changes in Securities ...........................................18

Item 3.           Defaults Upon Senior Securities .................................18

Item 4.           Submission of Matters to a Vote of Security Holders .............18

Item 5.           Other Information ...............................................18

Item 6.           Exhibits and Reports on Form 8-K ................................18

SIGNATURES ........................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                               September 30,            December 31,
                                                                                   2001                     2000
                                                                                  -----                     ----
                                                                               (Unaudited)                (Note 1)
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $    36,244                 $   24,943
  Receivables, less allowances for
   doubtful accounts of $68,609 and $61,137, respectively                        393,605                    389,943
  Receivable from sale of assets                                                                              3,107
  Prepaid expenses and other assets                                               24,599                     24,867
  Assets held for sale                                                            58,809
  Deferred income taxes                                                           62,019                     62,019
                                                                              ----------                 ----------
Total current assets                                                             575,276                    504,879

Property and equipment, net of accumulated
 depreciation of $729,793 and $646,478, respectively                           1,562,991                  1,577,378
Intangible assets, net of amortization                                            99,751                    100,022
Other assets                                                                     177,291                    176,189
                                                                              ----------                 ----------
Total assets                                                                  $2,415,309                 $2,358,468
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 88,958                   $ 90,390
  Employee compensation and benefits                                             102,052                     81,065
  Accrued insurance liabilities                                                   73,905                     65,165
  Income tax payable                                                              42,847                     27,274
  Other accrued liabilities                                                       52,860                     48,172
  Revolving loans                                                                                           155,000
  Long-term debt due within one year                                               5,398                      5,479
                                                                              ----------                 ----------
Total current liabilities                                                        366,020                    472,545

Long-term debt                                                                   753,643                    644,054
Deferred income taxes                                                            108,916                    108,916
Other liabilities                                                                129,998                    120,224
Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 333,174                    335,609
  Retained earnings                                                              899,177                    837,123
  Cumulative other comprehensive income                                             (238)
                                                                              ----------                 ----------
                                                                               1,233,223                  1,173,842
  Less treasury stock, at cost (8.6 and 8.4 million shares, respectively)       (176,491)                  (161,113)
                                                                              ----------                 ----------
Total shareholders' equity                                                     1,056,732                  1,012,729
                                                                              ----------                 ----------
Total liabilities and shareholders' equity                                    $2,415,309                 $2,358,468
                                                                              ==========                 ==========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30                   September 30
                                                                  ------------                   ------------
                                                              2001            2000           2001           2000
                                                              ----            ----           ----           ----
                                                                   (In thousands, except earnings per share)

Revenues                                                     $687,639       $604,531     $1,989,168      $1,755,696
Expenses:
  Operating                                                   563,627        501,058      1,631,882       1,502,007
  General and administrative                                   29,294         26,835         85,606          77,042
  Depreciation and amortization                                33,097         30,683         96,081          90,381
                                                             --------       --------     ----------      ----------
                                                              626,018        558,576      1,813,569       1,669,430
                                                             --------       --------     ----------      ----------
Income before other income (expenses),
  income taxes and minority interest                           61,621         45,955        175,599          86,266

Other income (expenses):
  Interest expense                                            (11,994)       (15,369)       (38,427)        (45,241)
  Impairment of investments                                                                                 (20,000)
  Equity in earnings of affiliated companies                      730            821          1,039           1,270
  Interest income and other                                       199            694          1,333           2,442
                                                             --------       --------     ----------      ----------
  Total other expenses, net                                   (11,065)       (13,854)       (36,055)        (61,529)
                                                             --------       --------     ----------      ----------

Income before income taxes and minority interest               50,556         32,101        139,544          24,737
Income taxes                                                   19,338         11,556         53,131           6,860
Minority interest income                                                         172                          1,716
                                                             --------       --------     ----------      ----------
Net income                                                   $ 31,218       $ 20,373     $   86,413      $   16,161
                                                             ========       ========     ==========      ==========

Earnings per share:
  Basic                                                        $0.31           $0.20          $0.85          $0.16
  Diluted                                                      $0.30           $0.20          $0.83          $0.16

Weighted average shares:
  Basic                                                       102,250        102,205        102,222         102,266
  Diluted                                                     104,110        103,276        103,954         103,015




                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)


                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                   2001                    2000
                                                                                   ----                    ----
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                                      $ 86,413                 $ 16,161
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                   96,081                   90,381
  Impairment of investments                                                                                20,000
  Provision for bad debts                                                         32,137                   22,502
  Deferred income taxes                                                                                    (9,822)
  Net gain on sale of assets                                                        (630)                    (361)
  Equity in earnings of affiliated companies                                      (1,039)                  (1,270)
  Minority interest income                                                                                  1,716
  Changes in assets and liabilities,
   excluding sold facilities and acquisitions:
   Receivables                                                                   (33,605)                 (37,481)
   Prepaid expenses and other assets                                               2,135                    6,961
   Liabilities                                                                    43,676                   74,869
                                                                                --------                ---------
Total adjustments                                                                138,755                  167,495
                                                                                --------                 --------
Net cash provided by operating activities                                        225,168                  183,656
                                                                                --------                 --------

INVESTING ACTIVITIES
Investment in property and equipment                                             (65,492)                 (91,006)
Investment in systems development                                                 (6,244)                  (8,402)
Acquisitions                                                                     (12,597)                 (12,402)
Proceeds from sale of assets                                                       5,507                    5,235
Consolidation of subsidiary                                                                                15,701
                                                                                --------                 --------
Net cash used in investing activities                                            (78,826)                 (90,874)
                                                                                --------                 --------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                     (237,300)                 (61,500)
Principal payments of long-term debt                                              (8,192)                  (4,537)
Payment of guaranteed debt of development joint venture                          (57,063)
Proceeds from issuance of senior notes                                           200,000
Payment of deferred financing costs                                               (3,397)
Proceeds from stock options and common stock                                       3,797                      267
Purchase of common stock for treasury                                            (32,886)                  (2,669)
                                                                                --------                 --------
Net cash used in financing activities                                           (135,041)                 (68,439)
                                                                               ---------                 --------

Net increase in cash and cash equivalents                                         11,301                   24,343
Cash and cash equivalents at beginning of period                                  24,943                   12,287
                                                                                --------                 --------
Cash and cash equivalents at end of period                                      $ 36,244                 $ 36,630
                                                                                ========                 ========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

At September 30, 2001, the Company operated 299 skilled nursing and 57 assisted living facilities, 94 outpatient therapy clinics, one acute care hospital and 81 home health offices. In addition, there are 13 assisted living facilities held for sale.

NOTE 2 - ASSETS HELD FOR SALE
On July 2, 2001, the Company paid in full a $57 million revolving line of credit, which it had guaranteed, of a development joint venture. As a result of the repayment, the Company has been assigned the full rights and privileges of the lenders including security interests in the 13 Alzhiemer's assisted living facilities and intends to sell these facilities within the next year. Accordingly, the Company has classified the net assets of $58.8 million for these assisted living facilities as held for sale in the consolidated balance sheet at September 30, 2001. The results of operations for these facilities, which are included in the Company's third quarter results, are not material and are at a breakeven operating level. Prior to the third quarter of 2001, the results of these facilities were recorded under the equity method.

NOTE 3 - DEBT
In March 2001 the Company issued $200 million of 8% Senior Notes due in 2008 that are guaranteed by substantially all of its subsidiaries. The net proceeds of $196.6 million from the Senior Notes were used to repay borrowings outstanding under the existing bank credit agreements. In May 2001, the Company registered identical Senior Notes with the Securities and Exchange Commission, which were exchanged for the Senior Notes issued in March.

 Debt consists of the following:


                                                             September 30,         December 31,
                                                                 2001                  2000
                                                                 ----                  ----
                                                                      (In thousands)
Five Year Agreement                                            $369,700              $452,000
364 Day Agreement (revolving loans)                                                   155,000
8% Senior Notes                                                 200,000
7 1/2% Senior Notes, net of discount                            149,720               149,675
Mortgages and other notes                                        34,308                42,456
Capital lease obligations                                         5,313                 5,402
                                                               --------              --------
                                                                759,041               804,533
Less:
364 Day Agreement                                                                     155,000
Amounts due within one year                                       5,398                 5,479
                                                              ---------             ---------
Long-term debt                                                 $753,643              $644,054
                                                               ========              ========

NOTE 4 - CONTINGENCIES
One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $22.5 to $28.0 million. The Company has received or expects to receive between $18.0 million and $23.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset amounts due as a result of these exposures.

Legislation phased out interest deductions on certain policy loans related to corporate-owned life insurance (COLI) as of January 1, 1999. The Company has recorded a cumulative reduction to income tax expense of approximately $34.0 million resulting from interest deductions for tax periods prior to 1999. While the Internal Revenue Service (IRS) has not asserted any claim challenging the Company's COLI interest expense deductions, the IRS has challenged other taxpayers' COLI interest deductions and has prevailed in certain court decisions. Management understands that these decisions and the IRS's position are being subjected to extensive challenges in court. If the IRS were to challenge these deductions, the Company would look at its options available, including defending vigorously its right to deduct the entire amount of interest payments.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. The Company believes that the resolution of such matters will not result in liability materially in excess of accounting accruals established with respect to such matters.

NOTE 5 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows:

                                                        Three months ended                 Nine months ended
                                                           September 30                      September 30
                                                           ------------                      ------------
                                                        2001           2000             2001            2000
                                                        ----           ----             ----            ----
                                                            (In thousands, except earnings per share)
Numerator:
   Net income [income
     available to common shareholders]                 $31,218        $20,373           $86,413        $16,161
                                                       =======        =======           =======        =======
Denominator:
   Denominator for basic EPS -
     weighted-average shares                           102,250        102,205           102,222        102,266
   Effect of dilutive securities:
     Stock options                                       1,552            934             1,460            703
     Non-vested restricted stock                           308            137               272             46
                                                       -------        -------           -------        -------
   Denominator for diluted EPS -
     adjusted for weighted-average
     shares and assumed conversions                    104,110        103,276           103,954        103,015
                                                       =======        =======           =======        =======

EPS:
  Basic                                                  $0.31          $0.20             $0.85          $0.16
  Diluted                                                $0.30          $0.20             $0.83          $0.16

Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 2.0 million shares with an average exercise price of $35 for the third quarter of 2001, 2.3 million shares with an average exercise price of $34 for nine months of 2001 and
3.2 million shares with an average exercise price of $29 for the third quarter and nine months of 2000.

NOTE 6 - SEGMENT INFORMATION
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items. The revenues in the "Other" category include services for assisted living facilities held for sale, rehabilitation care, home health care and hospital care. Asset information, including capital expenditures, is not provided to the Company's chief operating decision maker. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, other income and expense items, and income taxes. See Management's Discussion and Analysis for a discussion of unusual expenses recorded in the first half of 2000.

                                                          Long-term Care         Other            Total
                                                          --------------         -----            -----
                                                                           (In thousands)

Three months ended September 30, 2001
     Revenues from external customers                          $580,412         $107,227          $687,639
     Intercompany revenues                                                        10,400            10,400
     Depreciation and amortization                               29,944            3,153            33,097
     Operating margin                                           112,898           11,114           124,012

Three months ended September 30, 2000
     Revenues from external customers                           517,050           87,481           604,531
     Intercompany revenues                                                         7,138             7,138
     Depreciation and amortization                               28,017            2,666            30,683
     Operating margin                                            92,605           10,868           103,473

Nine months ended September 30, 2001
     Revenues from external customers                         1,683,658          305,510         1,989,168
     Intercompany revenues                                                        28,792            28,792
     Depreciation and amortization                               86,969            9,112            96,081
     Operating margin                                           318,326           38,960           357,286

Nine months ended September 30, 2000
     Revenues from external customers                         1,501,922          253,774         1,755,696
     Intercompany revenues                                                        20,538            20,538
     Depreciation and amortization                               82,380            8,001            90,381
     Operating margin                                           238,571           15,118           253,689

NOTE 7 - COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income was $31.2 million and $86.2 million for the three months and nine months ended September 30, 2001 and $20.4 million and $16.2 million for the three months and nine months ended September 30, 2000. The other comprehensive loss of $0.3 million in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of the Senior Notes in March 2001.

NOTE 8 - NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" that the Company is required to adopt beginning January 1, 2002. Under this Statement, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indictors arise, for impairment. The Company's annual amortization of goodwill is $3.4 million. Management will perform the initial impairment test on recorded goodwill during 2002.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that the Company is required to adopt beginning January 1, 2002 with transition provisions for certain matters. The new rules on asset impairment supersede Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and provide a single accounting model for long-lived assets to be disposed of. In accordance with the new standard, the Company will continue to follow the guidance in FAS 121 for the disposal of the 13 assisted living facilities.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Revenues. Our revenues increased $83.1 million, or 14 percent, from the third quarter of 2000 to 2001. Revenues from skilled nursing and assisted living facilities increased $63.4 million, or 12 percent, due to increases in rates--$55.5 million and capacity/occupancy--$7.9 million. Our revenues from the home health business increased $13.1 million primarily because of an increase in home health visits and hospice services.

Our revenues in the first nine months of 2001 increased $233.5 million, or 13 percent, compared with the first nine months of 2000. Revenues from skilled nursing and assisted living facilities increased $181.7 million, or 12 percent, due to increases in rates--$163.4 million, capacity--$11.4 million and occupancy--$6.9 million. Our revenues from the home health business increased $37.9 million primarily because of an increase in home health visits and hospice services.

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

Our occupancy levels were as follows:

                                               Third Quarter                 Year-to-date September
                                               -------------                 ----------------------
                                             2001         2000                  2001         2000
                                             ----         ----                  ----         ----
Total                                         87%          87%                   87%          86%
Excluding start-up facilities                 87%          88%                   88%          87%
Skilled nursing facilities                    88%          88%                   88%          87%

The quality mix of revenue from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations increased from 66 percent and 67 percent for the third quarter and first nine months of 2000 to 67 percent and 68 percent for the third quarter and first nine months of 2001. Our bed capacity increased between the first nine months of 2000 and 2001 primarily because we opened six facilities with 424 beds and purchased/leased three facilities with 414 beds.

         Operating expenses. Our operating expenses increased $62.6 million, or 12 percent, from the third quarter of 2000 to 2001. Operating expenses from skilled nursing and assisted living facilities increased $43.1 million, or 10 percent from the third quarter of 2000 to 2001. These increases primarily related to labor costs, including temporary staffing, of $32.0 million; ancillary costs, excluding internal labor costs, of $5.5 million; and general and professional liability costs of $3.2 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of the more medically complex patients. Operating expenses increased $12.5 million from our home health business due to an increase in services and $1.8 million from our transcription business due to an increase in capacity.

Operating expenses for the first nine months of 2001 increased $129.9 million, or 9 percent, from the first nine months of 2000. Operating expenses from skilled nursing and assisted living facilities increased $102.0 million, as discussed below. Operating expenses increased $29.3 million from our home health business and $4.8 million from our transcription business, which were partially offset by the decrease of $17.7 million of unusual expenses recorded in the second quarter of 2000. The unusual operating expenses included $3.2 million for the terminated Company buy-out transaction costs and $14.5 million for the write off of amounts due from Genesis Health Ventures, Inc., Alterra Healthcare Corporation and a development joint venture.

In the first quarter of 2000, we recorded an additional $33.6 million of general and professional liability expense related to a change in estimate incorporating industry experience for claims originating in policy years 1994 through 1999. When excluding this additional expense, operating expenses for the skilled nursing and assisted living facilities increased $135.7 million, or 11 percent, from the first nine months of 2000 to 2001. We attribute the largest portion of this operating expense increase to labor costs and temporary staffing of $84.4 million. Ancillary costs, excluding internal labor costs, increased $16.8 million and general and professional liability expense increased $12.0 million in the first nine months of 2001 compared with the first nine months of 2000.

General and professional liability costs for the long-term care industry, especially in the state of Florida, have become increasingly expensive. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than the rest of the country and industry providers in the state experienced four times the number of claims compared to the national average. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5. The industry was not included in previously passed tort reform in Florida as were other health care providers. We believe that the legislation that was passed, which includes caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations, will be the first step in reducing the long-term care industry's current litigation burden. Consistent with our end-of-year practices, we have initiated a review, along with our advisors, of the adequacy of our current and prior-year liability accruals. We expect to complete this review by year-end 2001.

         General and administrative expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $2.5 million and $8.6 million from the third quarter and first nine months of 2000 to 2001, respectively, because of stock appreciation rights, legal expenses, other professional services and general cost increases.

         Depreciation and amortization. Depreciation increased $2.1 million and $3.1 million from the third quarter and first nine months of 2000 compared to 2001. Amortization increased $0.3 million and $2.6 million from the third quarter and first nine months of 2000 compared to 2001 primarily due to computer software amortization.

         Interest expense. When excluding capitalized interest, our interest expense in the third quarter and first nine months of 2001 decreased $4.1 million and $8.8 million compared with the same periods in 2000 because of lower debt levels and interest rates.

         Impairment of investments. Because of Genesis' bankruptcy filing on June 22, 2000, we reduced the carrying value of our Genesis preferred stock investment by $19.0 million to zero and wrote off a separate Genesis-related investment of $1.0 million in the second quarter of 2000.

         Equity in earnings of affiliated companies. On July 2, 2001, we paid in full a $57 million revolving line of credit, which we guaranteed, of a development joint venture. As a result of the repayment, we have been assigned the full rights and privileges of the lenders including security interests in the 13 Alzhiemer's assisted living facilities. We consolidated the results of these facilities in the third quarter of 2001 and classified them as held for sale. See Note 2 to the consolidated financial statements for further discussion. During the first half of 2001 (prior to our consolidation), we recorded equity losses of $3.1 million related to a development joint venture. We recorded equity losses of $0.2 million and $0.5 million for the third quarter and first nine months of 2000, respectively.

We were a 50 percent owner in a partnership that sold its only nursing home in June 2001. During the second quarter of 2001, we reversed $1.5 million of previously recorded losses for this partnership. These losses were booked in excess of our investment because we had guaranteed the partnership's debt, which was paid off with the sale of the nursing home.

         Minority interest income. The minority interest income for the third quarter and first nine months of 2000 represented the minority owners' share of In Home Health, Inc.'s (IHHI) net income for those periods. In December 2000, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2001, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $225.2 million for the first nine months of 2001, an increase of $41.5 million from the first nine months of 2000. Our operating cash flows increased primarily because of an increase in net income. We used the cash principally for capital expenditures, to acquire businesses, to repay debt, to pay guaranteed debt of a development joint venture and to purchase our common stock. Expenditures for property and equipment of $65.5 million in the first nine months of 2001 included $18.3 million to construct new facilities.

In March 2001 we issued $200 million of 8% Senior Notes due in 2008. We used the net proceeds of $196.6 million from the Senior Notes to repay borrowings outstanding under our existing bank credit agreements. Immediately following the repayment of borrowings under the credit agreements, we reduced the commitment under the 364-day agreement from $200 million to $50 million. Effective August 1, 2001, we canceled the remaining $50 million commitment. At September 30, 2001, outstanding borrowings totaled $369.7 million under the five year agreement.

As discussed in Note 2 to the consolidated financial statements, on July 2, 2001 we paid in full a development joint venture's revolving line of credit balance including accrued interest for a total of $57.7 million. After consideration of usage for letters of credit, we had $100.1 million remaining credit available under the five year agreement on September 30, 2001.

On February 8, 2000, our board of directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2001. We purchased 1,211,000 shares for $32.9 million in the first nine months of 2001. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the discussion of our market risk in our Form 10-K/A for the year ended December 31, 2000. There are no changes in debt instruments since year end other than the $200 million, 8% Senior Notes issued in March 2001. The Senior Notes are due in 2008 and the carrying value approximated fair value at issuance.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
Since May of 1999, we and other related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. and its subsidiary, NeighborCare Pharmacy Services, Inc. On or about June 22, 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. On or about September 20, 2001, Genesis' bankruptcy court confirmed its plan of reorganization, or the Genesis Bankruptcy Plan, and the Genesis Bankruptcy Plan became effective on or about October 3, 2001. The status of the various Genesis/NeighborCare lawsuits is as follows:

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

Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and/or its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA's set-off and recoupment rights, however, were specifically preserved by the Genesis

Bankruptcy Plan. Accordingly, on October 22, 2001, MCA filed a motion for reconsideration or clarification of the Court's September 29, 2000 order for the limited purpose of obtaining reconsideration or clarification of the September 29, 2000 order insofar as it might affect MCA's set-off and recoupment rights against Genesis.

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

The matter was heard by the Arbitrator in July and August of 2001. The parties are in the process of filing post-trial briefs and the Arbitrator is expected to take the matter under submission for decision in November 2001. Although we cannot predict the ultimate outcome of the arbitration, management believes that it is not likely to have a material adverse effect on our financial condition.

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

         Fourth Action. On December 22, 1999, MCA filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and MCA in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis' June 22, 2000 bankruptcy filing. Following the bankruptcy filing, the case was closed subject to being reopened on motion by any party after entry of an injunction imposed by Section 524 of the Bankruptcy Code. Such an injunction was issued by the bankruptcy court on September 20, 2001, as part of the order confirming the Genesis Bankruptcy Plan. Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA's setoff and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. MCA is currently evaluating whether any further action is appropriate or necessary with respect to this matter.

See Note 4 - Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient-care related claims.

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

                                Manor Care, Inc.
                               (Registrant)



Date November 2, 2001          By  /s/ Geoffrey G. Meyers
     ------------------            --------------------------------------------
                                   Geoffrey G. Meyers, Executive Vice President
                                   and Chief Financial Officer