Form 10-K405
period 2001-12-31
MANOR CARE INC
filed 2002-03-15
CIK 878736

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number: 1-10858

MANOR CARE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	34-1687107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 N. Summit Street, Toledo, Ohio	43604-2617
(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code: (419) 252-5500

      Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

(Cover page 1 of 2 pages)

Based on the closing price of $18.75 per share on February 28, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates was $1,841,488,106. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of Common Stock, $.01 par value, of
Manor Care, Inc. outstanding as of February 28, 2002 was 101,591,015.

Documents Incorporated By Reference

The following document is incorporated by reference in the Part indicated:

     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 7, 2002 in Part III.

(Cover page 2 of 2 pages)

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

     Assets Held for Sale. On July 2, 2001, we paid in full a $57.1 million revolving line of credit, which we guaranteed, of a development joint venture. As a result of the repayment, we were assigned the full rights and privileges of the lenders including security interests in 13 Alzheimer’s assisted living facilities. During 2001, we reached a settlement with all joint venture parties and received title to the 13 facilities. We intend to sell these facilities within the next year. Accordingly, we have classified the net assets of $57.7 million for these assisted living facilities as held for sale.

     Arbitration Decision. We had an additional long-term care operating expense of $23.6 million in the fourth quarter of 2001 related to a damage award from the arbitration decision with NeighborCare Pharmacy Services, or NeighborCare. On February 14, 2002, a decision was rendered in an arbitration hearing between NeighborCare, an institutional pharmacy services subsidiary of Genesis Health Ventures, Inc., and us. The decision denies our right to terminate our NeighborCare supply agreements before their expiration on September 30, 2004. The decision requires us to pay damages and certain related amounts of approximately $23.6 million to NeighborCare for profits lost, as well as pre-judgment interest of $1.0 million, as a result of their being precluded from supplying other facilities of ours. The results of the arbitration will not increase our pharmaceutical costs for the remainder of the supply agreement terms. See Item 3, Legal Proceedings, on pages 15-17 for additional discussion.

Our executive offices are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. Our telephone number is (419) 252-5500.

Narrative Description of Business

Long-Term Care Services

We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names. At December 31, 2001, we operated 299 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.

     Skilled Nursing Centers. Our facilities use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. We design “Quality of Life” programs to give the highest possible level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. The Joint Commission on Accreditation of Healthcare Organizations has accredited many of our centers.

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

     Alzheimer’s Care. As an industry leader in Alzheimer’s care, we provide innovative services and facilities to care for Alzheimer’s patients in early, middle and advanced stages of the disease. Trained staffs provide specialized care and programming for persons with Alzheimer’s or related disorders in freestanding Arden Courts facilities and in dedicated units within many of our skilled nursing centers.

Health Care Services

We provide rehabilitation therapy in our long-term care centers, other skilled centers, hospitals and our 96 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. Our home health care business specializes in all levels of home health, hospice care and rehabilitation therapy with 81 offices in 19 states. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. We own and operate a general medical/surgical acute care hospital with 172 licensed beds in Texas.

On February 25, 2002, we signed a definitive purchase agreement with Health Management Associates, Inc., or HMA, to sell certain assets of our hospital to a subsidiary of HMA for approximately $80 million in cash. Separately, we will invest $16 million to acquire 20 percent of the HMA entity owning the hospital. We expect the total gain to be $20 million to $30 million, of which 20 percent will be deferred. Simultaneously, we will acquire a 20 percent interest in HMA’s entity that recently acquired Medical Center of Mesquite. The transactions are subject to normal regulatory approvals and other standard closing conditions. Closing on the transactions is anticipated in the first half of 2002.

Other Services

We have long-term management contracts with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery. We own approximately 97 percent of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs, including temporary nursing staffing, account for approximately 64 percent of our operating expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. We also implemented certain training and education programs, which have helped with retention of employees. In the fourth quarter of 2001, our temporary staffing costs decreased by over 35 percent in comparison with each of the first three quarters of 2001. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

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

	2001	2000	1999

Medicaid	33%	33%	33%
Medicare	28%	24%	20%
Private pay & other	39%	43%	47%

	100%	100%	100%

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government.

Private pay and other sources include commercial insurance, individual patients’ own funds, managed care plans and the Veterans Administration. Although payment rates vary among these sources, market forces and costs largely determine these rates.

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

     Medicare and Medicaid Payment Changes Under the Budget Act. Medicare reimbursed skilled nursing facilities retrospectively for cost-reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year, and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Medicare program phased in this prospective payment system over three cost-reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services that began October 1, 2000. The Budget Act also reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redress certain reductions in Medicare reimbursement resulting from the Budget Act. See the “Results of Operations — Overview” section on pages 22-23 under Item 7, Management’s Discussion and Analysis, for a discussion of how this legislation affected us.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on us. If Congress fails to act, we estimate our fourth-quarter 2002 pretax earnings would be reduced by approximately $10 million related to this issue, including the actions we would take to mitigate the reduction in revenues. While Congress could promptly act on this issue, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

We cannot now predict whether any other changes in reimbursement will be adopted in the future or what effect any other changes, if adopted, would have on us.

Regulation and Licenses

     General. Health care is an area of extensive and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health agencies and hospices. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, and building codes and environmental protection.

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

Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things:

•	Personnel education, training and records;

•	Facility services, including administration of medication, assistance with supervision of medication management and limited nursing services;

•	Physical plant specifications;

•	Furnishing of resident units;

•	Food and housekeeping services;

•	Emergency evacuation plans; and

•	Resident rights and responsibilities.

If assisted living facilities fail to comply with licensing requirements, these facilities could lose their licenses. Most states also subject assisted living facilities to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may have a significant impact on our methods and costs of doing business.

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

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reform affecting the payment for and availability of health care services. Some aspects of these health care initiatives could adversely affect us such as:

•	Reductions in funding of the Medicare and Medicaid programs;

•	Potential changes in reimbursement regulations by the Centers for Medicare & Medicaid Services, formerly known as Health Care Financing Administration;

•	Enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

•	Greater state flexibility in the administration of Medicaid.

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

     Federal and State Fraud and Abuse. We are also subject to federal and state laws that govern financial and other arrangements involving health care providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers designed to induce or encourage providers to refer patients to, or recommend or arrange, a particular provider for medical products and services. These laws include the federal “Stark Legislation” which, with limited exceptions, prohibits physicians from referring Medicare and Medicaid patients for certain designated health services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

The January 2001 final rule to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. This final rule is commonly referred to as Phase I. Certain statutory exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Phase I of the final rule also sets forth additional exceptions. Most of this rule became effective January 4, 2002, except for provisions governing referrals for home health care services, which became effective April 6, 2001.

Phase II of the final rule, which has not yet been issued, will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things:

•	Recognizes an exception for referrals for residents covered under a Medicare Part A skilled nursing facility stay and for patients covered under the Medicare hospice benefit;

•	Conforms the supervision requirements to Medicare coverage and payment policies for the specific services;

•	Clarifies the definitions of designated health services and indirect financial relationships; and

•	Creates various new exceptions, including exceptions for indirect compensation arrangements and fair market value transactions.

We have sought to comply in all respects with all applicable provisions of the Stark Legislation; however, we cannot assure you that our physician arrangements will be found to comply with the Stark Legislation, as the law may ultimately be interpreted. In addition, we are subject to the federal “anti-kickback law.” Among other things, this law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients, or the purchasing, leasing, ordering, or arranging for any goods, services or items for which payment can be made under Medicare, Medicaid or other federal health care programs. Possible sanctions for violating the anti-kickback law include criminal penalties, civil money penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs. Furthermore, many states restrict business relationships between physicians and other providers of health care services, and some have enacted laws similar to the federal Stark Legislation and the anti-kickback law.

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

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. The federal government has issued fraud alerts concerning home health services, the provision of medical services and supplies to skilled nursing facilities, and arrangements between hospices and nursing facilities; accordingly, these areas may come under closer scrutiny by the government. In addition, the Department of Health and Human Services’ Office of Inspector General and the Department of Justice have from time to time established enforcement initiatives focusing on specific billing practices or other suspected areas of abuse. Recent initiatives include reviews of:

•	The appropriateness of therapy services provided to Medicare beneficiaries residing in skilled nursing facilities;

•	Appropriate cost allocation between the Medicare-certified and non-certified portions of the facility; and

•	Billing for ancillary supplies, resident assessments and quality of care.

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

     Related Party Rule. Before implementation of the prospective payment system for skilled nursing facilities, the Medicare program limited certain allowable costs for items and services provided by companies that are associated or affiliated with a Medicare provider or have control of, or are controlled by, a Medicare provider. Many state Medicaid programs have adopted the same rule in determining costs that will be included in the payment rates. Unless a provider qualifies for the exception to the related party rule, the Medicare program will only reimburse the provider for the cost incurred by the related party in providing products or services, rather than the related party’s charge. An organization can qualify for the exception to the related party rule by meeting the following criteria:

•	The entities are bona fide separate organizations;

•	A substantial part of the supplying organization’s business activity is conducted with non-related organizations, and there is an open, competitive market for the services or products;

•	The services or products are commonly obtained by a provider from other organizations and are not a basic element of patient care ordinarily furnished directly to patients by the providers; and

•	The charge to the provider is in line with the charge for these services and products in the open market and no more than the charge made under comparable circumstances to others.

The Medicare program has taken the position that one of our subsidiaries providing rehabilitation management services is a related party and that certain fees paid to this entity should be adjusted based upon the related party rule. We are in the process of appealing the Medicare program’s decision to adjust these fees. We believe that, to the extent the Medicare program considers this subsidiary or any other subsidiary of ours to be a related party for purposes of this rule, the operations of each subsidiary would qualify for the exception to the related party rule. However, we cannot assure you that the interpretation and application of the related party rule and its exception by governmental authorities will result in Manor Care qualifying for the exception. The application of the Medicare related party rule could adversely affect allowable payments to our skilled nursing facilities for pre-July 1, 1998 cost reports.

     Health Information Practices. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

•	Electronic transactions and code sets;

•	Unique identifiers for providers, employers, health plans and individuals;

•	Security and electronic signatures;

•	Privacy; and

•	Enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

•	Health care claims information;

•	Plan eligibility, referral certification and authorization;

•	Claims status;

•	Plan enrollment and disenrollment;

•	Payment and remittance advice;

•	Plan premium payments; and

•	Coordination of benefits.

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

The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While we initially were required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delays for one year (until October 16, 2003) the compliance date, but only for entities that submit a compliance plan to the Department of Health and Human Services by the original implementation deadline. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

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

Competitive Conditions

Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location and depends on a number of factors, which include:

•	The number of competing centers in the local market;

•	The types of services available;

•	Quality of care;

•	Reputation, age and appearance of each center; and

•	The cost of care in each locality.

In general, we seek to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities, and providing specialized health care.

We also compete with a variety of other companies in providing assisted living services, rehabilitation therapy services and home health care services. Given the relatively low barriers to entry and continuing health care cost-containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, to maintain or increase resident service fees, or to expand our business.

Employees

As of December 31, 2001, we had approximately 59,000 full- and part-time employees. Approximately 6,000 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 2,000 of our employees are members of labor unions.

Item 2. Properties

Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 355 long-term care centers located in 32 states. In addition, we have 13 assisted living centers that are held for sale and located in five states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2001, approximately 87 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2001.

	Number of Centers

		Assisted
	Skilled	Living	Number of Beds

Pennsylvania	47	9	8,222
Florida	36	11	6,005
Ohio	42	6	5,891
Illinois	30	7	4,487
Michigan	26	1	3,535
Texas	19	2	3,118
Maryland	13	8	2,562
California	9	1	1,388
Wisconsin	10		1,140
Indiana	5	1	1,041
Virginia	6	1	978
West Virginia	7		940
South Carolina	7		853
New Jersey	4	4	736
Oklahoma	6		714
Washington	4		483
Kansas	3		466
New Mexico	3		455
Missouri	3		430
Iowa	4		406
Delaware	2	1	347
Colorado	2		300
Kentucky	1	1	264
Georgia	2		257
North Dakota	2		215
Tennessee	1		211
Connecticut		3	180
Nevada	1		180
Utah	1		140
Arizona	1		118
North Carolina	1		120
South Dakota	1		99

Total of long-term care segment	299	56	46,281

Held for sale (five states)		13	754

We own 347 of these centers, lease 20, and have a partnership in one center. We operate 56 assisted living facilities with a total of 4,668 beds, excluding the 13 facilities held for sale. Eleven of our properties are subject to liens that encumber the properties in an aggregate amount of $31,356,000.

We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our off balance sheet obligation for this lease in the “Capital Resources and Liquidity” section on page 33 under Item 7, Management’s Discussion and Analysis. We also lease space for our outpatient therapy clinics and home health care offices. In addition, we own one hospital in Texas that we signed a definitive agreement on February 25, 2002 to sell.

Item 3. Legal Proceedings

Since May of 1999, we and other related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. and its subsidiary, NeighborCare Pharmacy Services, Inc. On or about June 22, 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. On or about September 20, 2001, Genesis’ bankruptcy court confirmed its plan of reorganization, or the Genesis Bankruptcy Plan, and the Genesis Bankruptcy Plan became effective on or about October 3, 2001. The status of the various Genesis/NeighborCare lawsuits is as follows:

     First Action. On May 7, 1999, Genesis filed suit in federal district court in Delaware against us; our wholly owned subsidiary, Manor Care of America, Inc., formerly known as Manor Care, Inc., or MCA; our Chief Executive Officer, Paul A. Ormond; and our Chairman at that time, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc., an approximately 50 percent-owned subsidiary of MCA. The complaint further alleges that the defendants’ alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, and constituted common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that our ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by MCA. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete.

On June 29, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On March 22, 2000, the court granted the defendants’ motion to stay the action in its entirety pending the arbitration discussed below, but denied the motion with respect to the alternative request to dismiss the action. We intend to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on our financial condition.

     Second Action. On August 27, 1999, MCA filed a separate action in federal district court in Delaware against Genesis concerning Genesis’ 1998 acquisition of Vitalink. MCA’s lawsuit charges that Genesis violated Section 11 and Section 12 of the Securities Act of 1933, when Genesis issued approximately $293 million of Genesis Preferred Stock to MCA for MCA’s interest in Vitalink. The suit alleges that Genesis misrepresented and/or omitted material facts. MCA seeks, among other things, compensatory damages and recission, which would void MCA’s purchase of the Genesis Preferred Stock and require Genesis to return to MCA the consideration that it paid at the time of the Vitalink sale.

On November 23, 1999, Genesis moved to dismiss the lawsuit in its entirety. On or about January 18, 2000, Genesis moved to consolidate MCA’s lawsuit with the suit that Genesis had filed in Delaware district court on May 7, 1999. On or about September 29, 2000, the court granted in part and denied in part Genesis’ motion to dismiss and also denied Genesis’ motion to consolidate the lawsuits. On October 6, 2000, MCA advised the court by letter that the automatic stay in bankruptcy-a provision of the bankruptcy laws that prevents creditors from taking collection and other actions against a bankrupt debtor outside of the bankruptcy courts-had stayed MCA’s lawsuit. However, pursuant to 11 U.S.C. § 108(c), MCA reserved any and all rights it may have concerning the September 29, 2000 order and the MCA litigation, including the right to seek clarification and reconsideration of the order, following termination or expiration of the automatic stay.

Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and/or its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA’s set-off and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. Accordingly, on October 22, 2001, MCA filed a motion for reconsideration or clarification of the Court’s September 29, 2000 order for the limited purpose of obtaining reconsideration or clarification of the September 29, 2000 order insofar as it might affect MCA’s set-off and recoupment rights against Genesis. On or about December 5, 2001, Genesis filed its cross-motion to dismiss the lawsuit by MCA in its entirety, including the MCA claims sustained by the September 29, 2000 Order. Genesis based its cross-motion on the discharge provision of its Bankruptcy Plan. MCA’s motion and Genesis’ cross-motion are pending before the Court.

     Third Action. Additionally, on May 7, 1999, NeighborCare instituted a lawsuit in the Circuit Court for Baltimore City, Maryland against us, MCA and ManorCare Health Services, Inc., or MCHS, seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain long-term Master Service Agreements between Vitalink, now known as NeighborCare, and MCHS. MCHS had sought to terminate the Master Service Agreements effective June 1, 1999, although they did not expire by their terms until September 30, 2004. NeighborCare also instituted arbitration proceedings against the same defendants. The arbitration proceedings sought substantially the same relief as sought in the Maryland action with respect to one of the Master Service Agreements at issue in the Maryland action and also certain additional permanent relief with respect to that contract. On May 13, 1999, NeighborCare and the defendants agreed:

•	To consolidate the Maryland action into the arbitration;

•	To dismiss the Maryland action with prejudice as to jurisdiction and without prejudice as to the merits; and

•	To stay termination of the agreements at issue until a decision can be reached in the arbitration.

NeighborCare subsequently dismissed the Maryland action and consolidated certain of those claims into the arbitration by filing an amended demand for arbitration.

Following a hearing held in the summer of 2001, the arbitrator rendered a decision and award on February 14, 2002. The decision and award denied defendants’ right to terminate the Master Service Agreements, thus requiring MCHS to continue performing under the agreements until they expire September 30, 2004. The decision also ordered defendants to pay damages and certain related amounts to NeighborCare as a result of NeighborCare being precluded from supplying certain facilities owned by affiliates of MCHS. We have estimated a total charge of $24.6 million arising from the decision and award and have booked this amount as a fourth-quarter charge for 2001.

     Additional NeighborCare Complaint. On July 26, 1999, NeighborCare filed an additional complaint in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, Inc. seeking injunctive relief and compensatory and punitive damages. Heartland Healthcare Services, Inc. is a partnership between us and subsidiaries of Omnicare. The complaint includes counts for tortious interference with Vitalink’s purported contractual rights under the Master Service Agreements. On November 12, 1999, the court stayed the matter pending the arbitration. Although we cannot predict the ultimate outcome of the case, management believes that it is not likely to have a material adverse effect on our financial condition.

     Fourth Action. On December 22, 1999, MCA filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and MCA in connection with the Vitalink transaction. On February 29, 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis’ June 22, 2000 bankruptcy filing. Following the bankruptcy filing, the case was closed subject to being reopened on motion by any party after entry of an injunction imposed by Section 524 of the Bankruptcy Code. Such an injunction was issued by the bankruptcy court on September 20, 2001, as part of the order confirming the Genesis Bankruptcy Plan. Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA’s set-off and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. MCA is currently evaluating whether any further action is appropriate or necessary with respect to this matter.

See the “Commitments and Contingencies” section on pages 33-34 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

PART II

Item 5. Market for Our Common Stock and Related Shareholder Matters

Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded.

NYSE Market Price History

	Low	High	Close

2001
First Quarter	$17.3125	$25.0000	$20.4000
Second Quarter	$18.9900	$31.7500	$31.7500
Third Quarter	$23.9000	$34.5000	$28.1000
Fourth Quarter	$20.4500	$29.1500	$23.7100
2000
First Quarter	$8.2500	$17.3750	$13.5000
Second Quarter	$6.5000	$13.7500	$7.0000
Third Quarter	$6.8750	$16.1875	$15.6875
Fourth Quarter	$13.4375	$21.1875	$20.6250

We have not declared or paid any cash dividends on our common stock.

On January 31, 2002, we had 3,171 stockholders of record. Approximately 94 percent of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We estimate that the shares attributed to these financial institutions represent the interests of more than 21,000 beneficial owners.

Item 6. Selected Financial Data

Five-Year Financial History

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share and Other Data)
Results of Operations
Revenues	$2,694,056	$2,380,578	$2,135,345	$2,209,087	$2,228,534
Expenses:
Operating	2,271,808	2,016,764	1,697,459	1,715,575	1,760,923
General and administrative	115,094	104,027	89,743	96,017	99,881
Depreciation and amortization	128,159	121,208	114,601	119,223	112,723
Provision for restructuring charge, merger expenses, asset impairment and other related charges			14,787	278,261

	2,515,061	2,241,999	1,916,590	2,209,076	1,973,527

Income from continuing operations before other income (expenses), income taxes and minority interest	178,995	138,579	218,755	11	255,007
Other income (expenses):
Interest expense	(50,800)	(60,733)	(54,082)	(46,587)	(56,805)
Impairment of investments		(20,000)	(274,120)
Equity in earnings of affiliated companies	1,407	812	1,729	5,376	2,806
Other income	390	3,011	5,322	16,635	23,289
Interest income from advances to discontinued lodging segment					16,058

Total other expenses, net	(49,003)	(76,910)	(321,151)	(24,576)	(14,652)

Income (loss) from continuing operations before income taxes and minority interest	129,992	61,669	(102,396)	(24,565)	240,355
Income taxes (benefit)	61,502	21,489	(47,238)	21,597	85,064
Minority interest income		1,125

Income (loss) from continuing operations	$68,490	$39,055	$(55,158)	$(46,162)	$155,291

Earnings per share - Income (loss) from continuing operations:
Basic	$.67	$.38	$(.51)	$(.42)	$1.44
Diluted	$.66	$.38	$(.51)	$(.42)	$1.40
Manor Care of America, Inc. dividends per share				$.04	$.09
Financial Position
Total assets	$2,424,071	$2,358,468	$2,289,777	$2,722,727	$2,568,368
Long-term debt	715,830	644,054	687,502	693,180	751,281
Shareholders’ equity	1,046,538	1,012,729	980,037	1,199,168	1,163,029
Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	368	354	346	360	335

The financial results represent the combined results of Health Care and Retirement Corporation, or HCR, and Manor Care of America, Inc., or MCA, for all periods presented. For 1998 and forward, the financial information is based on a year ended December 31. For 1997, HCR’s financial information for the year ended December 31, 1997 was combined with MCA’s financial information for the 12 months ended November 30, 1997 due to different fiscal year ends.

We changed our method of accounting for our investment in In Home Health, Inc., or IHHI, over the past five years due to changes in ownership or control. We consolidated IHHI’s financial results in 2001, 2000 and 1997 and recorded them under the equity method in 1999 and 1998. See Note 1 to our consolidated financial statements for further discussion of the change from the equity method to consolidation of IHHI in 2000. We changed from consolidation to the equity method of accounting for IHHI in 1998 as a result of modifications to a preferred stock agreement that changed our voting rights related to our preferred stock ownership. IHHI’s results are not included on the individual line items when recording under the equity method. For a consistent trend, you must add the amounts above with IHHI’s revenues of $84.3 million for 1999 and $87.7 million for 1998, and IHHI’s operating expenses of $72.2 million for 1999 and $83.7 million for 1998.

On November 1, 1996, MCA completed the spin-off of its lodging segment, and the financial results above reflect this segment as a discontinued operation. MCA recorded interest income in 1997 related to cash advances provided to this segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Overview

Manor Care, Inc., which we also refer to as Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy.

     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. At December 31, 2001, we operated 299 skilled nursing facilities and 56 assisted living facilities in 32 states with more than 60 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide subacute medical and rehabilitation care and/or Alzheimer’s care programs.

Growth in our long-term care segment continued as we constructed new facilities. The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. We have not included in the table (1) 13 assisted living facilities that are held for sale, (2) 16 facilities that we sold in 1999 that were not open at the time of sale or (3) any activity related to managed facilities.

	2001		2000		1999
	Facilities	Beds	Facilities	Beds	Facilities	Beds

Skilled nursing facilities:
Built/Acquired/Leased	3	475	—	—	3	414
Closed/Lease expired	—	—	2	349	—	—
Assisted living facilities:
Built/Acquired	1	60	12	728	12	752
Closed/Sold/Leased to others	1	60	—	—	31	2,602

     Home Health and Hospice Care. Our home health and hospice business includes all levels of home care, hospice care and rehabilitation therapy with 81 offices in 19 states. The growth in our home health and hospice business is a result of opening three additional offices and expansion of our hospice client base in 2001, as well as our acquisition of In Home Health, Inc., or IHHI, in 2000, as discussed below.

In 1999, we owned 41 percent of the common stock of IHHI and accounted for our investment under the equity method. In June 2000, we increased our ownership to 61 percent and began consolidating IHHI’s results and deducting the minority owners’ share of earnings on an after-tax basis, retroactive to January 1, 2000. On December 28, 2000, pursuant to a merger agreement approved by the IHHI stockholders, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

     Health Care Services. We provide rehabilitation therapy in skilled nursing centers of others, hospitals and our 96 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. We own and operate a general medical/surgical acute care hospital with 172 licensed beds in Texas.

On February 25, 2002, we signed a definitive purchase agreement with Health Management Associates, Inc., or HMA, to sell certain assets of our hospital to a subsidiary of HMA for approximately $80 million in cash. Separately, we will invest $16 million to acquire 20 percent of the HMA entity owning the hospital. We expect the total gain to be $20 million to $30 million, of which 20 percent will be deferred. Simultaneously, we will acquire a 20 percent interest in HMA’s entity that recently acquired Medical Center of Mesquite. The transactions are subject to normal regulatory approvals and other standard closing conditions. Closing on the transactions is anticipated in the first half of 2002.

     Other Services. We have long-term management contracts with physician practices in the Midwestern states, specializing in vision care and refractive eye surgery. We own a majority of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

     Medicare and Medicaid Payment Changes under the Budget Act. Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. On August 5, 1997, Congress enacted the Balanced Budget Act of 1997, or the Budget Act, which sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid. The Budget Act contained numerous changes affecting Medicare and Medicaid payments to skilled nursing facilities, home health agencies, hospices and therapy providers, among others.

Medicare reimbursed skilled nursing facilities retrospectively for cost-reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year, and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Medicare program phased in this prospective payment system over three cost-reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services, which began October 1, 2000. The Budget Act also reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redress certain reductions in Medicare reimbursement resulting from the Budget Act. Several provisions of BBRA 99 positively affected us, beginning primarily in the latter half of 2000. These favorable provisions include:

•	A temporary increase in the payment for certain high-cost nursing home patients, for services provided beginning April 1, 2000. BIPA 2000 amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific categories to all rehabilitation categories. This temporary increase will continue until the Secretary of the Department of Health and Human Services implements a refined patient classification to better account for medically complex patients;

•	Increases in federal daily rates by an additional 4 percent per year for the federal fiscal years 2001 and 2002;

•	For cost-reporting periods beginning on or after January 1, 2000, skilled nursing facilities were able to waive the prospective payment system transition period and elect to receive 100 percent of the federal daily rate;

•	Specific services or items, such as ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices, furnished on or after April 1, 2000, may be reimbursed outside of the prospective payment system daily rate;

•	A two-year moratorium on the annual $1,500 therapy cap on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. BIPA 2000 amended this provision, extending the moratorium through December 31, 2002; and

•	A delay in the 15 percent reduction in the base payment level for our home health business until October 2001. BIPA 2000 further amended this provision, extending the delay through September 30, 2002. In addition, BIPA 2000 requires that the Government Accounting Office submit a report to Congress by April 1, 2002 analyzing the need to reduce payment limits for home health services by 15 percent.

In addition to the changes noted above, several other BIPA 2000 provisions positively affected us beginning in the second quarter of 2001. These provisions include the following:

•	BIPA 2000 increased the skilled nursing facility prospective payment system rates effective October 1, 2000 through September 30, 2001;

•	Effective April 1, 2001 and continuing through September 30, 2002, the nursing component of the federal prospective rate increased by 16.66 percent; and

•	BIPA 2000 provided a 5 percent increase in rates for hospice services furnished on or after April 1, 2001 through September 30, 2001. This increase continued to apply after fiscal 2001.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on us. If Congress fails to act, we estimate our fourth-quarter 2002 pretax earnings would be reduced by approximately $10 million related to this issue, including the actions we would take to mitigate the reduction in revenues. While Congress could promptly act on this issue, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

We cannot now predict whether any other changes in reimbursement will be adopted in the future or what effect any other changes, if adopted, would have on us.

     Labor. Labor costs, including temporary nursing staffing, account for approximately 64 percent of our operating expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. We also implemented certain training and education programs, which have helped with retention of employees. In the fourth quarter of 2001, our temporary staffing costs decreased by over 35 percent in comparison with each of the first three quarters of 2001. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

     General and Professional Liability Costs. The significant increase in patient care liability costs in the past two years is a critical issue for our industry. General and professional liability claims for the long-term care industry, especially in the state of Florida, have become increasingly expensive. Industry sources report the average cost of a claim in Florida in 1999 was two and one-half times higher than the rest of the country and increased to three times higher in 2000. Florida industry providers experienced three times the number of claims in 1999 and four times the number of claims in 2000 compared with the national average. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5, 2001. The industry was not included in previously passed tort reform in Florida, as were other health care providers. The legislation that was passed includes caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations. While we cannot assure you that the legislative changes will have a positive impact on the current trend, we believe that this will be the first step in reducing the long-term care industry’s current litigation burden.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

     Receivables and Revenue Recognition. Revenues are recognized when the related patient services are provided. Receivables and revenues are stated at amounts estimated by us to be the net realizable value. No individual customer or group of customers accounts for a significant portion of our revenues or receivables. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on certain factors, such as payor types, historical collection trends and aging categories. We calculate our reserve for bad debts based on the length of time that the receivables are past due.

The percentage that we apply to the receivable balances in the various aging categories is based on our historical experience and time limits, if any, for each particular pay source, such as private, insurance, Medicare and Medicaid.

     Impairment of Property and Equipment and Intangible Assets. We evaluate our property and equipment and intangible assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or the life of the asset may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the entity over its remaining life indicate that the asset will not be recoverable, the carrying value will be adjusted to its fair value if it is lower. If our projections or assumptions change in the future, we may be required to record impairment charges not previously recorded for our assets.

     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current year assumptions accordingly. We will evaluate the adequacy of our general and professional liability reserves with our independent actuary semi-annually during 2002. We can give you no assurance that this liability will not require material adjustment in future periods.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Revenues. Our revenues increased $313.5 million, or 13 percent, from 2000 to 2001. Our revenues from skilled nursing and assisted living facilities increased $239.6 million, or 12 percent, due to increases in rates-$213.8 million, increases in bed capacity -$17.4 million and increases in occupancy -$8.4 million. Our revenues from the home health business increased $53.0 million primarily because of an increase in hospice services and home health visits.

Our rate increases for the skilled nursing and assisted living facilities related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 14 percent from $278 per day in 2000 to $317 in 2001 related to BBRA 99 and BIPA 2000 provisions, as well as our higher acuity patients. Our average Medicaid rate increased 7 percent from $108 per day in 2000 to $116 per day in 2001. Private and other rates for our skilled nursing facilities increased 5 percent from $164 per day in 2000 to $172 per day in 2001.

Our bed capacity grew between 2000 and 2001 primarily because we opened two facilities with 180 beds, purchased/leased two facilities with 355 beds and expanded the number of beds in seven facilities in 2001. Our occupancy levels were 86 percent for 2000 compared with 87 percent for 2001. When excluding start-up facilities, our occupancy levels were 87 percent for 2000 and 88 percent for 2001. Our occupancy levels for skilled nursing facilities increased from 87 percent for 2000 to 88 percent for 2001. The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for 2000 and 2001.

     Operating Expenses. Our operating expenses in 2001 increased $255.0 million, or 13 percent, compared with 2000. Operating expenses from our home health business increased $42.6 million due to an increase in services and bad debt expense. Operating expenses from skilled nursing and assisted living facilities increased $203.2 million, or 12 percent. We attribute the largest portion of this skilled nursing and assisted living operating expense increase in the amount of $119.3 million to labor costs and temporary staffing.

Our other long-term care operating expense increases included ancillary costs, excluding internal labor, of $23.7 million and general and professional liability expense of $19.4 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased from $79.2 million in 2000 to $98.6 million in 2001. Our 2001 expense included $60.6 million for our current policy periods and $38.0 million for a change in estimate on policy periods prior to June 2000. Our 2000 expense included $45.6 million for our current policy periods at that time and $33.6 million for prior policy periods. Refer to the overview for our additional explanation of general and professional liability costs.

We had an additional long-term care operating expense of $23.6 million in the fourth quarter of 2001 related to the damage award from the arbitration decision with NeighborCare Pharmacy Services, or NeighborCare. On February 14, 2002, a decision was rendered in an arbitration hearing between NeighborCare, an institutional pharmacy services subsidiary of Genesis Health Ventures, Inc., and us. The decision denies our right to terminate our NeighborCare supply agreements before their expiration on September 30, 2004. The decision requires us to pay damages and certain related amounts of approximately $23.6 million to NeighborCare for profits lost, as well as pre-judgment interest of $1.0 million, as a result of their being precluded from supplying other facilities of ours. The estimated interest cost of $1.0 million was recorded in interest expense. The results of the arbitration will not increase our pharmaceutical costs for the remainder of the supply agreement terms.

     General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $11.1 million compared with 2000, primarily as a result of stock appreciation rights, legal expenses, other professional services and general cost increases.

     Depreciation and Amortization. Depreciation increased $4.2 million from the prior year because of additional depreciation for our new construction projects and renovation of existing facilities completed in the past year. Amortization increased $2.8 million primarily due to computer software amortization.

     Interest Expense. When excluding capitalized interest and $1.0 million of estimated interest from the arbitration decision with NeighborCare, our interest expense decreased $13.5 million compared with 2000. The decrease related to a decline in average interest rates and debt levels.

     Equity in Earnings of Affiliated Companies. On July 2, 2001, we paid in full a $57.1 million revolving line of credit, which we guaranteed, of a development joint venture. As a result of the repayment, we were assigned the full rights and privileges of the lenders including security interests in 13 Alzheimer’s assisted living facilities. During 2001, we reached a settlement with all joint venture parties and received title to the 13 facilities. We consolidated the results of these facilities in the third quarter of 2001 and classified them as held for sale. During the first half of 2001 (prior to our consolidation), we recorded equity losses of $3.1 million related to this development joint venture. We recorded equity losses of $1.2 million in 2000.

We were a 50 percent owner in a partnership that sold its only nursing home in June 2001. During the second quarter of 2001, we reversed $1.5 million of previously recorded losses for this partnership. These losses were booked in excess of our investment because we had guaranteed the partnership’s debt, which was paid off with the sale of the nursing home.

     Interest Income and Other. Our interest income decreased $1.6 million from 2000 to 2001. In 2000, IHHI had interest income of $1.2 million because of high cash balances prior to our acquisition of its remaining shares in December 2000. This line item also includes the gain on the sale of assets of $0.5 million in 2000 compared with a loss of $0.4 million in 2001.

     Income Taxes. During the fourth quarter of 2001, we recorded a $12.0 million charge related to the final resolution with the Internal Revenue Service, or IRS, for corporate-owned life insurance, or COLI. In November 2001, we received a notice from the IRS denying interest deductions on policy loans related to COLI for years 1993 through 1998. We agreed to a final COLI settlement with the IRS for an estimated $38.0 million including interest, which allowed us to retain a portion of these deductions. We expect to pay the settlement in the next 18 months. We expect our effective tax rate for 2002 to be comparable to our 2001 effective tax rate of 38 percent, before the COLI charge.

     Minority Interest Income. The minority interest income for 2000 represented the minority owners’ share of IHHI’s net income. In December 2000, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

As we explained in the overview, we changed the accounting for our investment in IHHI retroactive to January 1, 2000. In the table below, we include IHHI’s actual financial results in our revenues and expenses for 1999 so that you may compare these numbers with our 2000 revenues and expenses in a more meaningful way. The narrative that follows includes IHHI in 1999 only for these four line items in the table.

			Percent
	2000	1999	Change

	(In thousands)
Revenues	$2,380,578	$2,219,651	7%
Expenses:
Operating	2,016,764	1,769,706	14%
General and administrative	104,027	96,749	8%
Depreciation and amortization	121,208	116,079	4%

     Revenues. Our revenues increased $160.9 million, or 7 percent, from 1999 to 2000. By excluding the facilities we sold or leased in 1999, our revenues increased $181.9 million, or 8 percent. Our revenues from skilled nursing and assisted living facilities that are included in 2000 operations increased $147.2 million, or 8 percent. This increase was due to increases in rates — $123.0 million and increases in bed capacity — $33.1 million, which increases were partially offset by a decrease in occupancy — $8.9 million. Our revenues from the combined home health businesses increased $41.1 million, primarily because of an increase in hospice services and home health visits.

Our rate increases for the skilled nursing and assisted living facilities related to private pay, Medicaid and Medicare sources. The Medicare rate increase related to BBRA 99 provisions. Our bed capacity grew between 1999 and 2000 primarily because we opened 11 assisted living facilities in 2000 and added other skilled nursing beds. Our occupancy levels for facilities in operation in 2000 were 87 percent for 1999 compared with 86 percent for 2000. When excluding start-up facilities, our occupancy levels were 87 percent for both years. Our occupancy levels for skilled nursing facilities were 87 percent for both years. In addition, our skilled nursing occupancy increased to 88 percent in the fourth quarter of 2000. The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for 1999 and 2000.

     Operating Expenses. Our operating expenses in 2000 increased $247.1 million, or 14 percent, compared with 1999. If we exclude facilities sold or leased in 1999, operating expenses increased $265.9 million, or 15 percent. Operating expenses from our home health businesses increased $36.5 million, which is consistent with the revenues increase mentioned above. Operating expenses from skilled nursing and assisted living facilities increased $208.4 million. We attribute the largest portion of this skilled nursing and assisted living operating expense increase to labor costs and temporary staffing in the amount of $88.8 million.

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

     Depreciation and Amortization. Our depreciation and amortization increased $5.1 million, primarily due to computer software amortization.

     Interest Expense. Although our average debt outstanding has declined, our interest expense increased $6.7 million compared with the prior year due to an increase in interest rates.

     Impairment of Investments. On April 26, 1998, Vitalink Pharmacy Services, Inc. entered into an Agreement and Plan of Merger with Genesis Health Ventures, Inc. Pursuant to the Vitalink merger agreement, which was effective on August 28, 1998, Manor Care of America, Inc., or MCA, and one of its subsidiaries received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of MCA’s common stock of Vitalink. After a third-party valuation, we reduced the carrying value of our Genesis stock investment by $274.1 million in 1999 because of Genesis’ inability to pay dividends and its operating performance. Because of Genesis’ bankruptcy filing on June 22, 2000, we reduced the carrying value of our investment by $19.0 million to zero and wrote off a separate Genesis-related investment of $1.0 million in 2000.

In October 2001, Genesis emerged from Chapter 11 protection following the completion of its plan of reorganization resulting in no distribution to its preferred or common shareholders. Under the terms of the reorganization, all preferred and common shares were canceled.

     Dividend Income. The Genesis Series G Preferred Stock bore cash dividends at the initial rate of 5.9375 percent. In 1999, we recorded $4.4 million of dividend income each quarter and then fully reserved the dividends at the end of the year due to non-payment. Because Genesis did not pay cumulative dividends for four consecutive quarters, all future dividends beginning in 2000 were payable in additional shares of Genesis Series G Preferred Stock. Based on Genesis’ inability to pay cash dividends and its bankruptcy filing, we fully reserved the dividends of $17.4 million in 2000.

We owned 100 percent of the IHHI preferred stock, which had a 12 percent annual dividend. As a result of changing the accounting for our investment in IHHI in 2000, we eliminated the preferred stock dividend of $2.4 million in consolidation. In 1999, however, we fully reported the dividend on the line item, “Interest income and other.”

     Minority Interest Income. The minority interest income for 2000 represented the minority owners’ share of IHHI’s net income. In 1999, we did not consolidate IHHI’s financial results with our financial results. Instead, we recorded our share of IHHI’s earnings on the line item, “Equity in earnings of affiliated companies.”

     Extraordinary Item. During 1999, we sold assets for a net after-tax gain of $11.5 million. We recorded the net gain as an extraordinary item, as is required after a business combination accounted for as a pooling of interests. We sold 26 facilities to Alterra Healthcare Corporation for $154.5 million, realizing a gain of $6.1 million-$3.7 million after tax. We also exercised a purchase option on MCA’s corporate headquarters in Gaithersburg, Maryland, and sold the property, realizing net proceeds of $24.5 million and a $10.1 million gain-$6.1 million after tax.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Financial Condition — December 31, 2001 and 2000

Assets held for sale of $57.7 million at December 31, 2001 included 13 assisted living facilities that we intend to sell within the next year. We acquired these assets from a development joint venture as a settlement for our payment of its outstanding revolving line of credit, which we guaranteed, that matured June 29, 2001.

Accrued insurance liabilities increased $67.7 million to $175.4 million at December 31, 2001, with $99.0 million classified as other long-term liabilities. The increase resulted primarily from the accrual for general and professional liabilities that we discussed previously.

Other accrued liabilities included $24.6 million related to the damage awards in our arbitration hearing with NeighborCare, as discussed previously.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” that we are required to adopt beginning January 1, 2002.

Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Manor Care has no indefinite-lived intangible assets. Our amortization of goodwill was $3.4 million in 2001. During 2002, management will perform the initial impairment test on recorded goodwill which totals $80.4 million as of January 1, 2002. Management has not determined the effect, if any, of the initial impairment test on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), that we are required to adopt beginning January 1, 2002 with transition provisions for certain matters. The new rules on asset impairment supersede Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (FAS 121), and provide a single accounting model for long-lived assets to be disposed of. In accordance with the new standard, we will continue to follow the guidance in FAS 121 for the disposal of the 13 assisted living facilities, which are held for sale. There will be no additional effect on our consolidated financial position or results of operations as a result of adopting FAS 144.

Capital Resources and Liquidity

     Cash Flows. During 2001, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $283.4 million for 2001, an increase of $73.3 million from 2000. Our operating cash flows increased primarily because of an increase in net income, an improvement in our days sales outstanding for receivables and an additional accrual for the arbitration award discussed previously. We used the cash principally for capital expenditures, to acquire businesses, to repay debt and to purchase our common stock. Expenditures for property and equipment during 2001 were $89.4 million, which included $24.8 million to construct new facilities and expand existing facilities.

     Debt Agreements. In March 2001, we issued $200 million of 8% Senior Notes due in 2008. We used the net proceeds of $196.6 million from the Senior Notes to repay borrowings outstanding under our two bank credit agreements, including all loans under our 364-day, $200 million credit agreement that was scheduled to mature September 21, 2001. Having paid off all borrowings under the 364-day agreement, we reduced the commitment under this credit facility by $150 million in March and canceled the remaining $50 million commitment in August 2001.

At December 31, 2001, we had a five-year, $500 million credit agreement with a group of banks that is scheduled to mature September 24, 2003. At December 31, 2001, outstanding borrowings totaled $334.0 million under the five-year agreement. After consideration of usage for letters of credit, we had $135.8 million remaining credit available under the five-year agreement on December 31, 2001.

Our five-year credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2001. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 8% Senior Note agreement contains a clause that is triggered if we have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control is followed by a rating agency downgrade, we are obligated to offer to redeem the 8% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 8% Senior Notes.

     Stock Purchase. On February 8, 2000, our board of directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2001. We purchased 1,627,700 shares in 2001 for $42.8 million. On December 4, 2001, the board authorized an additional $100 million from January 1, 2002 through December 31, 2003. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Sale of Hospital. We anticipate closing on the sale of our hospital and simultaneously acquiring a 20 percent interest in two entities, one that will own our hospital, in the first half of 2002. We estimate the net cash provided by these transactions to be $48 million.

     Sale of Assisted Living Facilities. We had 13 assisted living facilities held for sale at December 31, 2001. We would expect to receive at least $57.7 million if all these facilities were sold in the next year.

     BBRA 99 and BIPA 2000. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues with this occurrence could have a material adverse effect on us. If Congress fails to act, we estimate our fourth-quarter 2002 pretax earnings would be reduced by approximately $10 million related to this issue, including the actions we would take to mitigate the reduction in revenues. While Congress could promptly act on this issue, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2001, excluding current liabilities except for the current portion of long-term debt:

	Payments Due by Years

			2003-	2005-	After
	Total	2002	2004	2006	2006

			(In thousands)
Debt (excluding capital lease obligations)	$715,939	$5,224	$345,237	$156,727	$208,751
Capital lease obligations	14,276	657	1,270	1,257	11,092
Operating leases (1)	93,059	17,233	21,543	8,567	45,716
Internal construction projects	4,473	4,473
Long-term environmental liability	19,358		19,358

Total	$847,105	$27,587	$387,408	$166,551	$265,559

(1)  The operating lease obligation includes the annual operating lease payments on our corporate headquarters that reflect interest only on the lessor’s $22.8 million of underlying debt obligations as well as a residual guarantee of that amount at the lease maturity in 2009. At the maturity of the lease, we will be obligated to either purchase the building and refinance the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

We believe that our cash flow from operations will be sufficient to cover debt payments, future capital expenditures and operating needs. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under the bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies

     Letters of Credit. We had total letters of credit of $32.1 million at December 31, 2001, which benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 90 percent of these letters of credit related to recorded liabilities.

     Acquisition Agreements. Certain acquisition agreements provide for additional consideration to be paid contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $5.8 million and will, if earned, be paid over the next four years and treated as additions to the purchase price of the businesses.

     Environmental Liabilities. One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive

Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been determined. Based upon our current assessment of the likely outcome of the actions, we believe that our future environmental liabilities will be approximately $24.0 to $28.5 million. We have received or expect to receive between $20.3 million and $24.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset some of our potential liability.

     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2001, the general and professional liability consisted of short-term reserves of $48.0 million and long-term reserves of $88.5 million. We can give you no assurance that this liability will not require material adjustment in future periods.

Cautionary Statement Concerning Forward-Looking Statements

This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “predict,” “project,” “will be” and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels;

•	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

•	Changes in current trends in the cost and volume of general and professional liability claims;

•	The ability to attract and retain qualified personnel;

•	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

•	Integration of acquired businesses;

•	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

•	State regulation of the construction or expansion of health care providers;

•	Legislative proposals for health care reform;

•	Competition;

•	The failure to comply with occupational health and safety regulations;

•	The ability to enter into managed care provider arrangements on acceptable terms; and

•	Litigation.

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

During March 2001, we issued $200 million of 8% Senior Notes. The net proceeds were used to repay borrowings outstanding under our two bank credit agreements, including all loans under our 364-day credit agreement that was scheduled to mature September 21, 2001. Because of the decline in U.S. interest rates in 2001, the fair value of our fixed rate debt is higher than its carrying value.

The following table provides information about our significant interest rate risk at December 31:

	2001		2000

		Fair		Fair
	Outstanding	Value	Outstanding	Value

	(In thousands)
Variable rate debt:
364-day credit agreement, canceled August 2001, interest at a Eurodollar-based rate plus 1.625%			$155,000	$155,000
Five-year credit agreement, matures September 2003, interest at a Eurodollar-based rate plus .50% and ..80%, respectively	$334,000	$334,000	452,000	452,000
Fixed rate debt:
Senior notes, due June 2006, interest rate at 7 1/2%	150,000	157,959	150,000	141,003
Senior notes, due March 2008, interest rate at 8%	200,000	211,179

Item 8. Financial Statements And Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Toledo, Ohio
January 24, 2002,
except for Notes 17 and 18,
as to which the date
is February 25, 2002

Manor Care, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2001	2000

	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$26,691	$24,943
Receivables, less allowances for doubtful accounts of $68,827 and $61,137, respectively	391,109	393,050
Prepaid expenses and other assets	31,630	24,867
Assets held for sale	57,735
Deferred income taxes	82,465	62,019

Total current assets	589,630	504,879
Net property and equipment	1,556,910	1,577,378
Intangible assets, net of amortization of $22,469 and $17,869, respectively	97,650	100,022
Other assets	179,881	176,189

Total assets	$2,424,071	$2,358,468

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$88,615	$90,390
Employee compensation and benefits	115,533	81,065
Accrued insurance liabilities	76,450	65,165
Income tax payable	34,342	27,274
Other accrued liabilities	71,031	48,172
Revolving loans		155,000
Long-term debt due within one year	5,388	5,479

Total current liabilities	391,359	472,545
Long-term debt	715,830	644,054
Deferred income taxes	103,095	108,916
Other liabilities	167,249	120,224
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	348,199	335,609
Retained earnings	878,250	837,123
Accumulated other comprehensive income	328

	1,227,887	1,173,842
Less treasury stock, at cost (8.7 and 8.4 million shares, respectively)	(181,349)	(161,113)

Total shareholders’ equity	1,046,538	1,012,729

Total liabilities and shareholders’ equity	$2,424,071	$2,358,468

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Operations

	Year ended December 31

	2001	2000	1999

	(In thousands, except per share data)
Revenues	$2,694,056	$2,380,578	$2,135,345
Expenses:
Operating	2,271,808	2,016,764	1,697,459
General and administrative	115,094	104,027	89,743
Depreciation and amortization	128,159	121,208	114,601
Provision for restructuring charge, merger expenses, asset impairment and other related charges			14,787

	2,515,061	2,241,999	1,916,590

Income before other income (expenses), income taxes and minority interest	178,995	138,579	218,755
Other income (expenses):
Interest expense	(50,800)	(60,733)	(54,082)
Impairment of investments		(20,000)	(274,120)
Equity in earnings of affiliated companies	1,407	812	1,729
Interest income and other	390	3,011	5,322

Total other expenses, net	(49,003)	(76,910)	(321,151)

Income (loss) before income taxes and minority interest	129,992	61,669	(102,396)
Income taxes (benefit)	61,502	21,489	(47,238)
Minority interest income		1,125

Income (loss) before extraordinary item	68,490	39,055	(55,158)
Extraordinary item (net of taxes of $7,508)			11,500

Net income (loss)	$68,490	$39,055	$(43,658)

Earnings per share — basic:
Income (loss) before extraordinary item	$.67	$.38	$(.51)
Extraordinary item (net of taxes)			.11

Net income (loss)	$.67	$.38	$(.41 )*

Earnings per share — diluted:
Income (loss) before extraordinary item	$.66	$.38	$(.51)
Extraordinary item (net of taxes)			.11

Net income (loss)	$.66	$.38	$(.41 )*

Weighted-average shares:
Basic	102,066	102,203	107,627
Diluted	103,685	103,126	107,627

*     Doesn’t add due to rounding

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31

	2001	2000	1999

	(In thousands)
Operating Activities
Net income (loss)	$68,490	$39,055	$(43,658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128,159	121,208	115,910
Asset impairment and other non-cash charges			12,240
Impairment of investments		20,000	274,120
Provision for bad debts	45,884	32,911	29,005
Deferred income taxes	(25,474)	(26,518)	(112,984)
Net (gain) loss on sale of assets	445	(506)	(18,963)
Equity in earnings of affiliated companies	(1,407)	(812)	(1,729)
Minority interest income		1,125
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(44,889)	(91,649)	(69,974)
Prepaid expenses and other assets	(9,902)	10,371	(6,355)
Liabilities	122,121	104,964	(40,502)

Total adjustments	214,937	171,094	180,768

Net cash provided by operating activities	283,427	210,149	137,110

Investing Activities
Investment in property and equipment	(89,400)	(116,941)	(166,503)
Investment in systems development	(6,721)	(10,067)	(11,122)
Acquisition of assets from development joint venture	(57,063)
Acquisitions	(12,743)	(22,263)	(9,229)
Proceeds from sale of assets	8,046	8,893	263,941
Consolidation of subsidiary		15,701

Net cash provided by (used in) investing activities	(157,881)	(124,677)	77,087

Financing Activities
Net repayments under bank credit agreements	(273,000)	(48,500)	(50,500)
Principal payments of long-term debt	(10,315)	(18,630)	(6,712)
Proceeds from issuance of senior notes	200,000
Payment of deferred financing costs	(3,397)
Proceeds from stock options and common stock	5,667	474	1,954
Purchase of common stock for treasury	(42,753)	(6,160)	(180,370)

Net cash used in financing activities	(123,798)	(72,816)	(235,628)

Net increase (decrease) in cash and cash equivalents	1,748	12,656	(21,431)
Cash and cash equivalents at beginning of period	24,943	12,287	33,718

Cash and cash equivalents at end of period	$26,691	$24,943	$12,287

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Capital		Other			Total
	Common Stock		in Excess		Compre-	Treasury Stock		Share-
			of Par	Retained	hensive			holders'
	Shares	Amount	Value	Earnings	Income	Shares	Amount	Equity

	(In thousands)
Balance at January 1, 1999	110,946	$1,109	$356,333	$841,726				$1,199,168

Purchase of treasury stock						(8,793)	$(181,268)	(181,268)

Exercise of stock options	87	1	(1,165)			125	3,169	2,005

Tax benefit from restricted stock and exercise of stock options			3,790					3,790

Net loss				(43,658)				(43,658)

Balance at December 31, 1999	111,033	1,110	358,958	798,068		(8,668)	(178,099)	980,037

Issue and vesting of restricted stock			(14,451)			550	14,656	205

Purchase of treasury stock						(777)	(11,409)	(11,409)

Exercise of stock options			(10,840)			507	13,739	2,899

Tax benefit from restricted stock and exercise of stock options			1,942					1,942

Net income				39,055				39,055

Balance at December 31, 2000	111,033	1,110	335,609	837,123		(8,388)	(161,113)	1,012,729

Issue and vesting of restricted stock			(2,610)	(1,721)		185	5,062	731

Purchase of treasury stock						(2,703)	(73,957)	(73,957)

Exercise of stock options				(25,642)		2,164	48,659	23,017

Tax benefit from restricted stock and exercise of stock options			15,200					15,200

Comprehensive income:

Net income				68,490

Other comprehensive income (loss), net of tax:

Unrealized gain on invest- ments, net of tax of $659					$1,009

Minimum pension liability, net of tax benefit of $296					(453)

Derivative loss, net of tax benefit of $152					(228)

Total comprehensive income								68,818

Balance at December 31, 2001	111,033	$1,110	$348,199	$878,250	$328	(8,742)	$(181,349)	$1,046,538

See accompanying notes.

Manor Care, Inc.
Notes to Consolidated Financial Statements

1. Accounting Policies

Nature of Operations

Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 355 centers in 32 states with more than 60 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The Company also has 13 assisted living centers located in five states that are currently held for sale. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 96 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The home health care business specializes in all levels of home health, hospice care and rehabilitation therapy with 81 offices located in 19 states. The Company operates one hospital in Texas. In addition, the Company owns a majority of a medical transcription business, which converts medical dictation into electronically formatted patient records.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the investee.

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

In 1998, the shareholders of Health Care and Retirement Corporation (HCR) and the shareholders of the former Manor Care, Inc., now known as Manor Care of America, Inc. (MCA), separately approved the merger of MCA into a subsidiary of HCR. As a result of the transaction, MCA became a wholly owned subsidiary of HCR, and HCR changed its name to HCR Manor Care, Inc. and then to Manor Care, Inc. in 1999. The merger was accounted for by the pooling-of-interests method. The Company recorded a charge in 1998 for restructuring, merger expenses, asset impairment and other expenses with a residual charge of certain expenses in 1999. The most significant component of the $14.8 million charge related to the amortization of certain MCA software applications until the transition to HCR’s applications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Assets Held for Sale

Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell and are not depreciated.

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

Intangible Assets

Goodwill and other intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from five to 15 years for non-compete agreements, five to 40 years for management contracts and 20 to 40 years for goodwill. See the discussion of new accounting standards for a change in accounting principles related to goodwill amortization beginning January 1, 2002.

Impairment of Long-Lived Assets

The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. If these factors and the projected undiscounted cash flows of the company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See the discussion of new accounting standards for a change in accounting principles related to goodwill beginning January 1, 2002.

Systems Development Costs

Costs incurred for systems development include eligible direct payroll and consulting costs. These costs are capitalized and are amortized over the estimated useful lives of the related systems.

Investment in Life Insurance

Investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, which includes premiums and interest on cash surrender borrowings, net of all increases in cash surrender values, is included in operating expenses.

General and Professional Liability

The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $2.0 million depending on the policy year and state. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed with the Company’s independent actuary. Any adjustments resulting from the review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to six years.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $11.6 million, $9.9 million and $9.5 million in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

Treasury Stock

The Company records the purchase of its common stock for treasury at cost. The treasury stock is reissued on a first-in, first-out method. If the proceeds from reissuance of treasury stock exceed the cost of the treasury stock, the excess is recorded in capital in excess of par value. If the cost of the treasury stock exceeds the proceeds from reissuance of the treasury stock, the difference is first charged against any excess previously recorded in capital in excess of par value, and any remainder is charged to retained earnings.

Stock-Based Compensation

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock options.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income (income available to common shareholders) by the weighted-average number of common shares outstanding, excluding non-vested restricted stock, during the period. The computation of diluted EPS is similar to basic EPS except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company include shares issuable upon exercise of the Company’s non-qualified stock options and restricted stock that has not vested.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” that the Company is required to adopt beginning January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has no indefinite-lived intangible assets. The Company’s amortization of goodwill was $3.4 million in 2001. During 2002, management will perform the initial impairment test on recorded goodwill which totals $80.4 million as of January 1, 2002. Management has not determined the effect, if any, of the initial impairment test on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), that the Company is required to adopt beginning January 1, 2002 with transition provisions for certain matters. The new rules on asset impairment supersede Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (FAS 121), and provide a single accounting model for long-lived assets to be disposed of. In accordance with the new standard, the Company will continue to follow the guidance in FAS 121 for the disposal of 13 assisted living facilities. There will be no additional effect on the Company’s consolidated financial position or results of operations as a result of adopting FAS 144.

Reclassifications

Certain reclassifications affecting intangible assets, other assets, operating expenses and other income have been made in the 2000 financial statements to conform with the 2001 presentation.

2. Assets Held For Sale

In 1999, the Company and Alterra Healthcare Corporation (Alterra) formed a development joint venture and jointly and severally guaranteed a revolving line of credit which matured June 29, 2001. On July 2, 2001, the Company paid in full the $57.1 million revolving line of credit of the development joint venture. As a result of the repayment, the Company was assigned the full rights and privileges of the lenders including security interests in 13 Alzheimer’s assisted living facilities. During 2001, the Company, Alterra and the third-party equity investors reached a settlement on all matters related to the development joint venture. As a result of the settlement, the Company received title to the 13 facilities.

The Company intends to sell these facilities within the next year. Accordingly, the Company has classified the net assets of $57.7 million for these assisted living facilities as held for sale in the consolidated balance sheet. The results of operations for these facilities, which were included in the Company’s results for the second half of 2001, were not material and were at a breakeven operating level. Prior to July 2, 2001, the results of these facilities were recorded under the equity method.

3. Acquisitions/Divestitures

The Company owned 41 percent of In Home Health, Inc. (IHHI) at December 31, 1999 and acquired the remaining interest in 2000 for $14.0 million. The acquisition was recorded under the purchase method of accounting, and the Company recorded $13.0 million of goodwill with an estimated life of 20 years. The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of IHHI had been consummated as of January 1, 1999, follows:

	2000	1999

	(In thousands, except per share data)
Revenues	$2,380,578	$2,219,651

Operating expenses	2,016,764	1,769,706

Income (loss) before extraordinary item	39,305	(53,332)

Net income (loss)	39,305	(41,832)

Net income (loss) per share – basic and diluted	$.38	$(.39)

The Company also paid $12.7 million, $8.3 million and $9.2 million in 2001, 2000 and 1999, respectively, for the acquisition of a skilled nursing facility, rehabilitation therapy businesses, home health businesses and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. Certain acquisition agreements contain a provision for additional consideration contingent upon the future financial results of the businesses. The maximum contingent consideration aggregates $5.8 million and will, if earned, be paid over the next four years and treated as additions to the purchase price of the businesses. The results of operations of the acquired businesses were included in the consolidated statements of operations from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.

During 1999, the Company sold 26 facilities and MCA’s corporate headquarters, realizing net proceeds of $179.0 million and a $16.2 million gain ($9.8 million after tax). The gains on asset sales in 1999 have all been recorded as extraordinary items as required after a business combination accounted for as a pooling of interests.

4. Impairment of Investments

MCA and one of its subsidiaries owned approximately 50 percent of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. In 1998, Vitalink entered into a merger agreement with Genesis Health Ventures, Inc. (Genesis). Pursuant to the merger agreement, MCA received 586,240 shares of Series G Cumulative Convertible Preferred Stock of Genesis (Series G Preferred Stock) valued at $293.1 million for its Vitalink common stock.

At December 31, 1999, Genesis had failed to pay dividends on the Series G Preferred Stock for four consecutive quarters. Based on Genesis’ inability to pay dividends and its operating performance in 1999, the Company recorded a reserve of $17.4 million for accrued 1999 dividends and reduced the basis of its $293.1 million investment by $274.1 million.

As a result of the non-payment of the cumulative dividends for four consecutive quarters, all future dividends were payable in additional shares of Series G Preferred Stock valued at $500 per share. In 2000, the Company recorded a reserve of $17.4 million for the dividends paid in additional shares of Series G Preferred Stock and, due to Genesis’ bankruptcy filing on June 22, 2000, reduced the basis of its investment by $19.0 million to zero.

In October 2001, Genesis emerged from Chapter 11 protection following the completion of its plan of reorganization resulting in no distributions to its preferred and common shareholders. Under the terms of the reorganization, all preferred and common shares were canceled.

5. Revenues

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $1.6 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to an $8.2 million and $5.4 million payable at December 31, 2001 and 2000, respectively. There were no non-governmental receivables which represented amounts in excess of 10 percent of total receivables at December 31, 2001 and 2000.

Revenues for certain health care services are as follows:

	2001	2000	1999

	(In thousands)
Skilled nursing and assisted living services	$2,277,509	$2,037,959	$1,911,720

Home health and hospice services	239,433	186,475	61,062

Rehabilitation services	92,135	89,590	85,111

Hospital care	60,823	50,952	44,016

Other services	24,156	15,602	33,436

	$2,694,056	$2,380,578	$2,135,345

6. Property and Equipment

Property and equipment consist of the following at December 31:

	2001	2000

	(In thousands)
Land and improvements	$232,486	$234,719

Buildings and improvements	1,602,742	1,579,336

Equipment and furnishings	322,967	341,412

Capitalized leases	28,324	29,974

Construction in progress	51,202	38,415

	2,237,721	2,223,856

Less accumulated depreciation	680,811	646,478

Net property and equipment	$1,556,910	$1,577,378

Depreciation expense, including amortization of capitalized leases, amounted to $115.4 million, $111.2 million and $108.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated depreciation included $11.6 million and $11.9 million at December 31, 2001 and 2000, respectively, relating to capitalized leases.

7. Debt

Debt consists of the following at December 31:

	2001	2000

	(In thousands)
Five Year Agreement	$334,000	$452,000

364 Day Agreement (revolving loans)		155,000

8% Senior Notes	200,000

7 1/2% Senior Notes, net of discount	149,735	149,675

Mortgages and other notes	32,204	42,456

Capital lease obligations (see Note 8)	5,279	5,402

	721,218	804,533

Less:

364 Day Agreement		155,000

Amounts due within one year	5,388	5,479

Long-term debt	$715,830	$644,054

In March 2001, the Company issued $200 million of 8% Senior Notes due in 2008 that are guaranteed by substantially all of its subsidiaries. All of the subsidiaries that guaranteed the 8% Senior Notes are 100 percent owned. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. The parent company has no independent assets or operations. In May 2001, the Company registered identical Senior Notes with the Securities and Exchange Commission that were exchanged for the Senior Notes issued in March. Interest on the notes is payable semi-annually in March and September.

The net proceeds of $196.6 million from the Senior Notes were used to repay borrowings outstanding under two bank credit agreements, including all loans under the Company’s 364-day, $200 million credit agreement (364 Day Agreement) that was scheduled to mature September 21, 2001. Having paid off all borrowings under the 364 Day Agreement, the Company reduced the commitment under this credit facility by $150 million in March, and canceled the remaining $50 million commitment in August 2001.

While it existed, loans under the 364 Day Agreement bore interest at variable rates that reflected, at the election of the Company, either the agent bank’s base lending rate or an increment over Eurodollar indices of .50 percent to 1.275 percent, depending on the quarterly performance of a key ratio. In addition, the 364 Day Agreement provided for a fee on the total amount of the facility, ranging from .125 percent to .225 percent, depending on the performance of the same ratio.

At December 31, 2001, the Company still has a five-year, $500 million credit agreement (Five Year Agreement) with a group of banks that is scheduled to mature September 24, 2003. This credit agreement, under which both the Company and MCA may borrow, contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the Five Year Agreement bear interest at variable rates that reflect, at the election of the Company, the agent bank’s base lending rate, rates offered by any of the participating banks under bid procedures or an increment over Eurodollar indices of .15 percent to .50 percent, depending on the quarterly performance of a key ratio. The Five Year Agreement also provides for a fee on the total amount of the facility, ranging from .125 percent to .25 percent, depending on the performance of the same key ratio. In addition to direct borrowings, the Five Year Agreement may be used to support the issuance of up to $100 million of letters of credit.

Whenever the aggregate credit facility utilization exceeds $250 million ($350 million while both the Five Year Agreement and 364 Day Agreement were in existence), an additional fee of .05 percent is charged on loans due under the Five Year Agreement (and, based on the performance of a key ratio, an additional fee ranging from .10 percent to .125 percent on loans under the 364 Day Agreement). At December 31, 2001, the average interest rate on loans under the Five Year Credit Agreement was 2.43 percent, excluding the fee on the total facility. After consideration of usage for letters of credit, the remaining credit availability under the agreement totaled $135.8 million.

In June 1996, MCA issued $150 million of 7 1/2% Senior Notes due 2006 and used the proceeds to repay borrowings under MCA’s prior credit facility. In 1998, the notes were guaranteed by the Company. Interest on these notes is payable semi-annually in June and December.

Interest rates on mortgages and other long-term debt ranged from 2.73 percent to 10.75 percent. Maturities ranged from 2002 to 2009. Owned property with a net book value of $72.0 million was pledged or mortgaged. Interest paid on all debt amounted to $44.8 million, $63.7 million and $56.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized interest costs amounted to $1.9 million, $4.5 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Debt maturities for the five years subsequent to December 31, 2001 are as follows: 2002 — $5.4 million; 2003 — $342.4 million; 2004 — $3.2 million; 2005 — $3.4 million; and 2006 — $153.7 million.

8. Leases

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options, and the Company’s headquarters lease includes a residual guarantee of $22.8 million. Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2001 are as follows:

	Operating	Capital
	Leases	Leases

	(In thousands)
2002	$17,233	$657

2003	14,525	655

2004	7,018	615

2005	4,659	620

2006	3,908	637

Later years	45,716	11,092

Total minimum lease payments	$93,059	14,276

Less amount representing interest		8,997

Present value of net minimum lease payments (included in long-term debt — see Note 7)		$5,279

Rental expense was $23.0 million, $22.4 million and $17.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Income Taxes

The provision (benefit) for income taxes consists of the following:

	2001	2000	1999

	(In thousands)
Current:

Federal	$75,116	$41,353	$51,865

State and local	11,860	8,453	15,641

	86,976	49,806	67,506

Deferred:

Federal	(20,959)	(22,947)	(93,983)

State and local	(4,515)	(5,370)	(20,761)

	(25,474)	(28,317)	(114,744)

Provision (benefit) for income taxes before extraordinary item	61,502	21,489	(47,238)

Provision for income taxes from extraordinary item			7,508

Total provision (benefit) for income taxes	$61,502	$21,489	$(39,730)

The reconciliation of the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and minority interest to the provision (benefit) for income taxes before extraordinary item is as follows:

	2001	2000	1999

	(In thousands)
Income taxes (benefit) computed at statutory rate	$45,497	$21,584	$(35,839)

Differences resulting from:

State and local income taxes	4,774	2,004	(3,328)

Corporate-owned life insurance	12,000

Non-deductible compensation	1,084	911	1,870

Reversal of valuation allowance	(2,151)	(3,931)

Jobs tax credits	(1,313)	(1,770)	(1,520)

Unrealized losses of subsidiary			4,340

Adjustment to prior years’ estimated tax liabilities			(11,653)

Other	1,611	2,691	(1,108)

Provision (benefit) for income taxes before extraordinary item	$61,502	$21,489	$(47,238)

The Internal Revenue Service has examined the Company’s federal income tax returns for all years through May 31, 1995 for MCA and through December 31, 1996 for HCR. The years have been closed through May 31, 1995 for MCA and through December 31, 1992 for HCR. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

In November 2001, the Company received a notice from the Internal Revenue Service (IRS) denying interest deductions on certain policy loans related to corporate-owned life insurance (COLI) for years 1993 through 1998. The Company has agreed to a final settlement with the IRS for an estimated $38.0 million including interest, which allowed the Company to retain a portion of these deductions. The Company recorded a $12.0 million charge in the fourth quarter of 2001 related to the final resolution with the IRS for COLI.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2001	2000

	(In thousands)
Deferred tax assets:

Accrued insurance reserves	$69,219	$42,719

Allowances for receivables and settlements	32,961	33,433

Employee compensation and benefits	34,077	27,610

Net capital loss on Genesis investment	25,980	43,526

Environmental reserve	9,957	7,412

Arbitration reserve	9,712

Net operating loss carryover	8,934	11,622

Other	2,780	1,759

	$193,620	$168,081

Deferred tax liabilities:

Fixed asset and intangible asset bases differences	$155,779	$155,784

Leveraged leases	33,920	35,978

Pension receivable	10,420	8,984

Other	14,131	14,232

	$214,250	$214,978

Net deferred tax liabilities	$(20,630)	$(46,897)

At December 31, 2001, the Company had approximately $32.7 million of acquired net operating loss carryforwards for tax purposes which expire in 2018-2019, and the maximum amount to be used in any year is $9.5 million. At December 31, 2001, the Company had approximately $65.8 million of capital loss carryforward related to the Genesis investment that expires in 2006. Income taxes paid, net of refunds, amounted to $64.8 million, $33.7 million and $50.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Commitments/Contingencies

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $24.0 to $28.5 million. The Company has received or expects to receive between $20.3 million and $24.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset some amounts due as a result of these exposures.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At December 31, 2001 and 2000, the general and professional liability consisted of short-term reserves of $48.0 million and $43.1 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $88.5 million and $34.1 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability was $98.6 million, $79.2 million and $22.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

As of December 31, 2001, the Company had contractual commitments of $4.5 million relating to its internal construction program. As of December 31, 2001, the Company had total letters of credit of $32.1 million that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 90 percent of such letters of credit related to recorded liabilities.

11. Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	2001	2000	1999

	(In thousands, except EPS)
Numerator:

Income (loss) before extraordinary item (income available to common shareholders)	$68,490	$39,055	$(55,158)

Denominator:

Denominator for basic EPS – weighted- average shares	102,066	102,203	107,627

Effect of dilutive securities:

Stock options	1,345	839

Non-vested restricted stock	274	84

Denominator for diluted EPS — adjusted for weighted-average shares and assumed conversions	103,685	103,126	107,627

EPS — income (loss) before extraordinary item

Basic	$.67	$.38	$(.51)

Diluted	$.66	$.38	$(.51)

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 2,195,000 million shares with an average exercise price of $33.69 in 2001 and 2,950,000 million shares with an average exercise price of $30.47 in 2000. In 1999, the dilutive effect of stock options would have been 1,121,000 shares. These shares were not included in the calculation because the effect would be anti-dilutive with a loss before extraordinary item.

12. Stock Plans

The Company’s Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2001 allows the Company to grant awards of non-qualified stock options, incentive stock options and restricted stock to key employees and directors. A maximum of 4,000,000 shares of common stock are authorized for issuance under the Equity Plan with no more than 750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld or delivered in payment of the exercise price or tax withholding thereon, may again be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there are 3,912,564 shares available for future awards at December 31, 2001. During 2001, employees delivered shares to the Company valued at $31.2 million to cover the payment of the option price and related tax withholdings of the option exercise.

Certain executive officers were issued 185,000 and 550,000 restricted shares in 2001 and 2000, respectively, with a weighted-average fair value of $21.28 and $7.00, respectively, that vest at retirement. Compensation expense related to restricted stock was $0.7 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively.

The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately. Activity in the Company’s stock option plans for the three-year period ended December 31, 2001 is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Options outstanding at January 1, 1999	5,807,521	$20.04

Options granted	38,001	$26.31

Options forfeited	(227,226)	$31.59

Options exercised	(211,679)	$9.33

Options outstanding at December 31, 1999	5,406,617	$20.02

Options granted	1,635,444	$9.11

Options forfeited	(160,112)	$30.76

Options exercised	(506,800)	$5.41

Options outstanding at December 31, 2000	6,375,149	$18.11

Options granted	2,537,431	$21.32

Options forfeited	(117,200)	$26.28

Options expired	(567,068)	$36.30

Options exercised	(2,164,253)	$10.46

Options outstanding at December 31, 2001	6,064,059	$20.33

Options exercisable at December 31, 1999	3,952,392	$15.14

December 31, 2000	3,936,324	$17.56

December 31, 2001	2,384,182	$25.27

The following tables summarize information about options outstanding and options exercisable at December 31, 2001:

	Options Outstanding

			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise	Number	Exercise	Contractual
Prices	Outstanding	Price	Life

$5 - $10	1,480,900	$7.36	7.5

$10 - $20	2,339,991	$18.27	7.7

$20 - $30	716,075	$24.75	5.1

$30 - $45	1,527,093	$33.98	6.6

	6,064,059	$20.33	7.0

	Options Exercisable

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$5 - $10	200,900	$9.63

$10 - $20	539,441	$15.01

$20 - $30	716,075	$24.75

$30 - $45	927,766	$35.01

	2,384,182	$25.27

The Company has elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans, and, accordingly, did not recognize compensation expense for options granted in 1995 through 2001. If the Company had accounted for its 1995 through 2001 options under the fair value method, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

	(In thousands, except earnings per share)
Net income (loss) — as reported	$68,490	$39,055	$(43,658)

Net income (loss) — pro forma	$61,914	$36,039	$(46,346)

Earnings per share — as reported:

Basic	$.67	$.38	$(.41)

Diluted	$.66	$.38	$(.41)

Earnings per share — pro forma:

Basic	$.61	$.35	$(.43)

Diluted	$.60	$.35	$(.43)

The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because only executive officers were granted options in 2000, a limited number of options were granted in 1999, and the vesting of certain options were accelerated in 1998.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Dividend yield	0%	0%	0%

Expected volatility	46%	46%	35%

Risk-free interest rate	4.53%	6.18%	5.35%

Expected life (in years)	3.8	4.2	4.8

Weighted-average fair value	$7.39	$3.36	$10.25

The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

13. Employee Benefit Plans

The Company had two qualified defined benefit pension plans that were merged in 2001. These plans were amended in 1994 and 1996 to freeze all future benefits.

The funded status of these plans is as follows:

	2001	2000

	(In thousands)
Change in benefit obligation

Benefit obligation at beginning of year	$31,309	$35,512

Interest cost	2,283	2,341

Actuarial (gain) loss	1,901	(2,486)

Benefits paid	(4,758)	(4,058)

Benefit obligation at end of year	30,735	31,309

Change in plan assets

Fair value of plan assets at beginning of year	62,302	65,132

Actual return on plan assets	(1,488)	1,228

Benefits paid	(4,758)	(4,058)

Fair value of plan assets at end of year	56,056	62,302

Excess funded status of the plans	25,321	30,993

Unrecognized net actuarial (gain) loss	507	(8,410)

Prepaid benefit cost	$25,828	$22,583

The components of the net pension income for these plans are as follows:

	2001	2000	1999

	(In thousands)
Interest cost	$2,283	$2,341	$2,575

Expected return on plan assets	(5,527)	(5,408)	(5,395)

Net pension income	$(3,244)	$(3,067)	$(2,820)

The actuarial present value of benefit obligations is based on an average discount rate of 7.50 percent and 7.75 percent at December 31, 2001 and 2000, respectively. The freezing of future pension benefits eliminated any future salary increases from the computation. The average expected long-term rate of return on assets is 10 percent for 2001 and 2000.

The Company has two senior executive retirement plans which are non-qualified plans designed to provide pension benefits and life insurance for certain officers. Pension benefits are based on compensation and length of service. The benefits under one of the plans are provided from a combination of the benefits to which the corporate officers are entitled under a defined benefit pension plan and from life insurance policies that are owned by certain officers who have assigned the corporate interest (the Company’s share of premiums paid) in the policies to the Company. The Company’s share of the cash surrender value of the policies was $49.4 million and $36.2 million at December 31, 2001 and 2000, respectively, and was included in other assets. The other plan is unfunded. During 2000, the unfunded plan recognized a curtailment gain of $1.8 million due to the resignation of employees, which reduced accrued benefits. The accrued liability for both plans was $9.2 million and $8.1 million at December 31, 2001 and 2000, respectively, and was included in other long-term liabilities.

The Company maintains two savings programs qualified under Section 401(k) of the Internal Revenue Code (401(k)) and two non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution ranging from 2 percent to 6 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $4.5 million, $6.5 million and $11.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in expense for 2001 and 2000 was primarily due to a decline in earnings on the non-qualified, deferred compensation programs.

14. Fair Value of Financial Instruments

The carrying amount and fair value of the financial instruments are as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Cash and cash equivalents	$26,691	$26,691	$24,943	$24,943

Debt, excluding capitalized leases	715,939	735,976	799,131	790,086

The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The carrying amount of debt, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate debt. The fair value is computed using discounted cash flow analyses, based on the Company’s estimated current incremental borrowing rates.

15. Shareholder Rights Plan

Each outstanding share of the Company’s common stock includes an exercisable right which, under certain circumstances, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for an exercise price of $150, subject to adjustment. The rights expire on May 2, 2005. Such rights will not be exercisable or transferable apart from the common stock until 10 days after a person or group acquires 15 percent of the Company’s common stock or initiates a tender offer or exchange offer that would result in ownership of 15 percent of the Company’s common stock. In the event that the Company is merged, and its common stock is exchanged or converted, the rights will entitle the holders to buy shares of the acquirer’s common stock at a 50 percent discount. Under certain other circumstances, the rights can become rights to purchase the Company’s common stock at a 50 percent discount. The rights may be redeemed by the Company for one cent per right at any time prior to the first date that a person or group acquires a beneficial ownership of 15 percent of the Company’s common stock.

16. Segment Information

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category include services for assisted living facilities held for sale, rehabilitation, home health and hospice, and hospital care. Asset information by segment, including capital expenditures, is not provided to the Company’s chief operating decision maker.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on operating margin, which represents revenues less operating expenses. The operating margin does not include general and administrative expense, depreciation and amortization, the provision for restructuring and other charges, other income and expense items, and income taxes. The “Other” category is not comparative as IHHI is included on a consolidated basis in 2001 and 2000 and on the equity method in 1999. The Company recorded an additional $19.4 million of general and professional liability expense in 2001 compared with 2000 and an additional $57.0 million in 2000 compared with 1999 that relates to the long-term care segment. The Company also recorded $23.6 million of operating expense in 2001 due to the arbitration decision (see Note 17) that relates to the long-term care segment.

	Long-Term Care	Other	Total

	(In thousands)
Year ended December 31, 2001

Revenues from external customers	$2,277,509	$416,547	$2,694,056

Intercompany revenues		41,505	41,505

Depreciation and amortization	115,827	12,332	128,159

Operating margin	371,677	50,571	422,248

Year ended December 31, 2000

Revenues from external customers	$2,037,959	$342,619	$2,380,578

Intercompany revenues		27,825	27,825

Depreciation and amortization	109,213	11,995	121,208

Operating margin	335,291	28,523	363,814

Year ended December 31, 1999

Revenues from external customers	$1,911,720	$223,625	$2,135,345

Intercompany revenues		20,993	20,993

Depreciation and amortization	107,185	7,416	114,601

Operating margin	398,668	39,218	437,886

17. Arbitration Decision

On February 14, 2002, a decision was rendered in an arbitration hearing between the Company and NeighborCare Pharmacy Services (NeighborCare), an institutional pharmacy services subsidiary of Genesis that provides pharmaceuticals to certain of the Company’s facilities. The decision denies the Company’s right to terminate its NeighborCare supply agreements before their expiration on September 30, 2004. In addition, the decision requires the Company to pay damages and certain related amounts of approximately $24.6 million to NeighborCare for profits lost and pre-judgment interest as a result of their being precluded from supplying other facilities of the Company. The charge was recorded in the fourth quarter of 2001. The liability was included in other accrued liabilities at December 31, 2001.

18. Subsequent Event

On February 25, 2002, the Company signed a definitive purchase agreement with Health Management Associates, Inc. (HMA) to sell certain assets of its hospital to a subsidiary of HMA for approximately $80 million in cash. Separately, the Company will invest $16 million to acquire 20 percent of the HMA entity owning the hospital. The total gain is expected to be $20 million to $30 million, of which 20 percent will be deferred. Simultaneously, the Company will acquire a 20 percent interest in HMA’s entity that recently acquired Medical Center of Mesquite. The transactions are subject to normal regulatory approvals and other standard closing conditions. Closing on the transactions is anticipated in the first half of 2002.

Manor Care, Inc.
Supplementary Data (Unaudited)
Summary Of Quarterly Results

	Year ended December 31, 2001

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Revenues	$638,193	$663,336	$687,639	$704,888	$2,694,056

Income before other income (expenses), income taxes and minority interest	53,582	60,396	61,621	3,396	178,995

Net income (loss)	24,983	30,212	31,218	(17,923)	68,490

Earnings per share — net income (loss):

Basic	$.24	$.30	$.31	$(.18)	$.67

Diluted	$.24	$.29	$.30	$(.18)	$.66

	Year ended December 31, 2000

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Revenues	$569,918	$581,247	$604,531	$624,882	$2,380,578

Income before other income (expenses), income taxes and minority interest	11,506	28,805	45,955	52,313	138,579

Net income (loss)	(783)	(3,429)	20,373	22,894	39,055

Earnings per share — net income (loss):

Basic and diluted	$(.01)	$(.03)	$.20	$.22	$.38

In the fourth quarter of 2001, the Company recorded three charges. First, the Company recorded general and professional liability expense of $38.0 million ($23.6 million after tax) that related to a change in estimate for claims in policy periods prior to June 2000. Second, the Company recorded income tax expense of $12.0 million related to its final resolution with the Internal Revenue Service for corporate-owned life insurance. Third, the Company recorded $24.6 million of expense ($15.2 million after tax) due to an arbitration decision that requires the Company to pay damages and certain related amounts to NeighborCare Pharmacy Services.

In the first quarter of 2000, the Company recorded general and professional liability expense of $33.6 million ($21.5 million after tax) that related to a change in estimate incorporating industry experience. In the second quarter of 2000, the Company reduced the basis of its investment in Genesis preferred stock and another Genesis investment by $20.0 million ($12.8 million after tax).

See Management’s Discussion and Analysis for further discussion of these items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

We incorporate by reference information on our directors under the heading “Election of Directors” in our Proxy Statement which we will file pursuant to Regulation 14A with the Commission prior to April 30, 2002. The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:

Executive Officers

Name	Age	Office and Experience

Paul A. Ormond	52	President and Chief Executive Officer of Manor Care since August 1991. Chairman of the Board of Manor Care since September 2001 and from August 1991 to September 1998. Member of Class I of the Board of Directors of Manor Care, with a term expiring in 2004.

M. Keith Weikel	64	Senior Executive Vice President and Chief Operating Officer of Manor Care since August 1991. Member of Class III of the Board of Directors of Manor Care, with a term expiring in 2003.

Geoffrey G. Meyers	57	Executive Vice President and Chief Financial Officer of Manor Care since August 1991 and Treasurer of Manor Care from August 1991 to August 1998.

R. Jeffrey Bixler	56	Vice President and General Counsel of Manor Care since November 1991 and Secretary of Manor Care since December 1991.

Nancy A. Edwards	51	Vice President and General Manager of Central Division of Manor Care since December 1993.

Name	Age	Office and Experience

John K. Graham	41	Vice President and Director of Rehabilitation Services of Manor Care since September 1998 and Assistant Vice President and General Manager of Vision Management and Ancillary Businesses of Health Care and Retirement Corporation of America, or HCRA, a subsidiary of Manor Care, from January 1997 to August 1998.

Jeffrey A. Grillo	43	Vice President and General Manager of Mid-Atlantic Division of Manor Care since February 1999 and Regional Director of Operations in Mid-Atlantic District of ManorCare Health Services, Inc., or MCHS, a subsidiary of Manor Care, from 1996 to January 1999.

Larry C. Lester	59	Vice President and General Manager of Midwest Division of Manor Care since January 2000, Regional Director of Operations in Midwest Region of HCRA from January 1998 to December 1999 and Vice President of Oakwood Healthcare System from January 1993 to December 1997.

Spencer C. Moler	54	Vice President and Controller of Manor Care since August 1991.

O. William Morrison	63	Vice President and General Manager of Eastern Division of Manor Care since March 1999, Assistant Vice President and General Manager of Texas of Manor Care from October 1998 to February 1999 and Regional Manager in the Central Division of HCRA from September 1995 to September 1998.

Richard W. Parades	45	Vice President and General Manager of Mid-States Division of Manor Care since January 1999 and District Vice President and General Manager of Mid-States of MCHS from February 1997 to December 1998.

F. Joseph Schmitt	53	Vice President and General Manager of Southern Division of Manor Care since December 1993.

Jo Ann Young	52	Vice President and General Manager of Assisted Living Division of Manor Care since June 2000, Vice President and Director of Assisted Living of Manor Care from September 1998 to May 2000, and Vice President and Director of Assisted Living of MCHS from February 1997 to August 1998.

Item 11. Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the Commission prior to April 30, 2002.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the Commission prior to April 30, 2002.

Item 13. Certain Relationships And Related Transactions

We incorporate by reference information on certain relationships and related transactions under the heading “Election of Directors” in our Proxy Statement, which we will file with the Commission prior to April 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements and Financial Statement Schedules

Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:

Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 67:

     Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.
Schedule II — Valuation and Qualifying Accounts

		Charged		Additions
	Balance at	to Costs	Deduc-	From	Balance
	Beginning	and	tions	Acquisi-	at End of
	of Period	Expenses	(Note 1)	tions	Period

	(In thousands)
Year ended December 31, 2001:

Deducted from asset accounts:

Allowance for doubtful accounts	$61,137	$45,884	$(38,324)	$130	$68,827

Reserve of Genesis dividend	$34,808	$13,053	$(47,861)		$—

Year ended December 31, 2000:

Deducted from asset accounts:

Allowance for doubtful accounts	$58,975	$32,911	$(31,868)	$1,119	$61,137

Reserve of Genesis dividend	$17,404	$17,404			$34,808

Year ended December 31, 1999:

Deducted from asset accounts:

Allowance for doubtful accounts	$58,125	$29,005	$(28,230)	$75	$58,975

Reserve of Genesis dividend	$—	$17,404			$17,404

(1)	Uncollectible accounts written off, net of recoveries.

Exhibits

S-K Item 601
No.	Document

2.1 —	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

3.1 —	Certificate of Incorporation of Health Care and Retirement Corporation (filed as Exhibit 4.1 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

3.2 —	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Annex D to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

3.3 —	Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

4.1 —	Rights Agreement, dated as of May 2, 1995, between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to HCR’s Registration Statement on Form 8-A and incorporated herein by reference)

4.2 —	Amendment to Rights Agreement dated June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.3 to HCR’s Form 8-K filed on June 16, 1998 and incorporated herein by reference)

4.3 —	Second Amendment to Rights Agreement dated as of June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference)

4.4 —	Third Amendment to Rights Agreement dated as of March 11, 2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care Inc.’s Form 8-K filed on March 14, 2000 and incorporated herein by reference)

4.5 —	Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference)

4.6 —	Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4 to HCR Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

4.7 —	First Amendment to Five Year Credit Agreement dated as of February 9, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4.6 to Manor Care, Inc.’s

S-K Item 601
No.	Document

Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.8 —	Second Amendment to Five Year Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

4.9 —	Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care of America, Inc.’s (MCA), formerly known as Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference)

4.10 —	Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to MCA’s Form 8-K dated June 4, 1996 and incorporated herein by reference)

*4.11 —	Indenture dated as of May 8, 2002 between Manor Care, Inc., the Subsidiary Guarantors Parties Hereto and National City Bank as Trustee

10.1 —	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.2 —	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.3 —	Performance Award Plan (filed on pages A1 to A3 of Manor Care, Inc.’s Proxy Statement dated March 30, 2000 in connection with its Annual Meeting held on May 2, 2000 and incorporated herein by reference)

10.4 —	The Equity Incentive Plan (filed as Appendix C to Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated here in by reference)

10.5 —	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference)

10.6 —	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.7 —	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference)

10.8 —	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference)

10.9 —	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference)

10.10 —	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care,

S-K Item 601
	No.	Document

Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

	10.11 —	Executive Officer Deferred Compensation Plan dated December 18, 1991 (filed as Exhibit 10.12 to HCR’s Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference)

	10.12 —	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

*	10.13 —	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001.

*	10.14 —	Manor Care, Inc. Senior Management Savings Plan for Corporate Officers, effective January 1, 1993, restated as of January 1, 2001.

*	10.15 —	First Amendment to the Manor Care, Inc. Senior Management Savings Plan for Corporate Officers effective January 1, 2001.

	10.16 —	Form of Severance Agreement between HCR Manor Care, Inc., HCRA, and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

	10.17 —	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

	10.18 —	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

	10.19 —	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

	10.20 —	Form of Executive Retention Agreement among the Registrant, HCRA and Paul A. Ormond (filed as Exhibit 10.1 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

	10.21 —	Form of Executive Retention Agreement among the Registrant, HCRA and M. Keith Weikel (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

	10.22 —	Form of Executive Retention Agreement among the Registrant, HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

	10.23 —	Form of Executive Retention Agreement among the Registrant, HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

	10.24 —	Form of Chairman’s Service Agreement between the Registrant and Stewart Bainum, Jr. (filed as Exhibit 10.7 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

	10.25 —	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

10.26 —	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s Registration Statement on Form
S-8, File No. 333-64181 and incorporated herein by reference)

	10.27 —	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to

S-K Item 601
	No.	Document

HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

	10.28 —	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to MCA’s Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference)

*	21 —	Subsidiaries of the Registrant

*	23 —	Consent of Independent Auditors

*	Filed herewith.

Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc. (Registrant)

by /s/ R. Jeffrey Bixler R. Jeffrey Bixler Vice President, General Counsel and Secretary

Date: March 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 2002 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title

/s/ Stewart Bainum, Jr. Stewart Bainum, Jr.	Director

/s/ Joseph H. Lemieux Joseph H. Lemieux	Director

/s/ William H. Longfield William H. Longfield	Director

/s/ Frederic V. Malek Frederic V. Malek	Director

/s/ Geoffrey G. Meyers Geoffrey G. Meyers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Spencer C. Moler Spencer C. Moler	Vice President and Controller (Principal Accounting Officer)

/s/ Paul A. Ormond Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive Officer (Principal Executive Officer)

/s/ John T. Schwieters John T. Schwieters	Director

/s/ Robert G. Siefers Robert G. Siefers	Director

/s/ M. Keith Weikel M. Keith Weikel	Senior Executive Vice President and Chief Operating Officer; Director

/s/ Gail R. Wilensky Gail R. Wilensky	Director

/s/ Thomas L. Young Thomas L. Young	Director

Exhibit Index

Exhibit
Number	Description

4.11	Indenture dated as of May 8, 2002 between Manor Care, Inc., the Subsidiary Guarantors Parties Hereto and National City Bank as Trustee

10.13	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated as of January 1, 2001.

10.14	Manor Care, Inc. Senior Management Savings Plan for Corporate Officers, effective January 1, 1993, restated as of January 1, 2001.

10.15	First Amendment to the Manor Care, Inc. Senior Management Savings Plan for Corporate Officers effective January 1, 2001.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors