Form 10-Q
period 2002-03-31
MANOR CARE INC
filed 2002-05-13
CIK 878736

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 2002.

               Common stock, $0.01 par value -- 100,306,790 shares


================================================================================

                                TABLE OF CONTENTS


PART     I. FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
         March 31, 2002 and December 31, 2001..........................     3

         Consolidated Statements of Income-
         Three months ended March 31, 2002 and 2001....................     4

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2002 and 2001....................     5

         Notes to Consolidated Financial Statements....................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................    10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...................................................    13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    13

Item 2.  Changes in Securities.........................................    16

Item 3.  Defaults Upon Senior Securities...............................    16

Item 4.  Submission of Matters to a Vote of Security Holders...........    17

Item 5.  Other Information.............................................    17

Item 6.  Exhibits and Reports on Form 8-K..............................    17

SIGNATURES      .......................................................    18

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                March 31,              December 31,
                                                                                  2002                      2001
                                                                                  ----                      ----
                                                                                (Unaudited)               (Note 1)
                                                                              (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  20,369                 $   26,691
  Receivables, less allowances for doubtful
   accounts of $68,322 and $68,827, respectively                                 409,044                    391,109
  Prepaid expenses and other assets                                               23,371                     31,630
  Assets held for sale                                                            56,577                     57,735
  Deferred income taxes                                                           82,465                     82,465
                                                                              ----------                 ----------
Total current assets                                                             591,826                    589,630

Property and equipment, net of accumulated
 depreciation of $705,816 and $680,811, respectively                           1,546,880                  1,556,910
Goodwill                                                                          81,092                     80,408
Intangible assets, net of amortization of $9,590 and $9,127, respectively         16,778                     17,242
Other assets                                                                     169,303                    179,881
                                                                              ----------                 ----------
Total assets                                                                  $2,405,879                 $2,424,071
                                                                              ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $   88,512                 $   88,615
  Employee compensation and benefits                                             111,352                    115,533
  Accrued insurance liabilities                                                  100,552                     76,450
  Income tax payable                                                              52,982                     34,342
  Other accrued liabilities                                                       73,506                     71,031
  Long-term debt due within one year                                               8,421                      5,388
                                                                              ----------                 ----------
Total current liabilities                                                        435,325                    391,359

Long-term debt                                                                   660,165                    715,830
Deferred income taxes                                                            103,095                    103,095
Other liabilities                                                                156,610                    167,249

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                     1,110                      1,110
  Capital in excess of par value                                                 348,399                    348,199
  Retained earnings                                                              911,982                    878,250
  Accumulated other comprehensive income                                             506                        328
                                                                              ----------                 ----------
                                                                               1,261,997                  1,227,887
  Less treasury stock, at cost  (10.2 and 8.7 million shares, respectively)     (211,313)                  (181,349)
                                                                              ----------                 ----------
Total shareholders' equity                                                     1,050,684                  1,046,538
                                                                              ----------                 ----------
Total liabilities and shareholders' equity                                    $2,405,879                 $2,424,071
                                                                              ==========                 ==========

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.

                        Consolidated Statements Of Income
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                  2002                    2001
                                                                                  ----                    ----
                                                                             (In thousands, except earnings per share)

Revenues                                                                        $715,987                $638,193

Expenses:
  Operating                                                                      590,330                 527,197
  General and administrative                                                      29,927                  26,575
  Depreciation and amortization                                                   31,769                  30,839
                                                                                --------                --------
                                                                                 652,026                 584,611
                                                                                --------                --------

Income before other income (expenses) and income taxes                            63,961                  53,582

Other income (expenses):
  Interest expense                                                                (9,944)                (14,221)
  Gain (loss) on sale of assets                                                     (944)                    798
  Equity in earnings (losses) of affiliated companies                                736                    (297)
  Interest income and other                                                          609                     303
                                                                                --------               ---------
  Total other expenses, net                                                       (9,543)                (13,417)
                                                                                --------                --------

Income before income taxes                                                        54,418                  40,165
Income taxes                                                                      20,679                  15,182
                                                                                --------                --------
Net income                                                                      $ 33,739                $ 24,983
                                                                                ========                ========

Earnings per share - basic and diluted                                             $0.33                   $0.24

Weighted average shares:
     Basic                                                                       101,094                 102,152
     Diluted                                                                     102,146                 103,760


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                   ---------------------------
                                                                                   2002                    2001
                                                                                   ----                    ----
                                                                                         (In thousands)
OPERATING ACTIVITIES
Net income                                                                      $ 33,739                $  24,983
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                   31,769                   30,839
  Provision for bad debts                                                         10,537                   10,552
  Net (gain) loss on sale of assets                                                  944                     (798)
  Equity in (earnings) losses of affiliated companies                               (736)                     297
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
   Receivables                                                                   (28,472)                  (7,076)
   Prepaid expenses and other assets                                              17,906                  (11,700)
   Liabilities                                                                    30,524                   24,167
                                                                                --------                ---------
Total adjustments                                                                 62,472                   46,281
                                                                                --------                ---------
Net cash provided by operating activities                                         96,211                   71,264
                                                                                --------                ---------

INVESTING ACTIVITIES
Investment in property and equipment                                             (22,721)                 (18,184)
Investment in systems development                                                   (646)                  (2,089)
Acquisitions                                                                        (682)                  (3,472)
Proceeds from sale of assets                                                       2,961                    3,005
Adjustment of acquisition of assets from development joint venture                 1,158
                                                                                ---------               ---------
Net cash used in investing activities                                            (19,930)                 (20,740)
                                                                                --------                ---------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                      (50,100)                (244,200)
Principal payments of long-term debt                                              (2,532)                  (2,585)
Proceeds from issuance of senior notes                                                                    200,000
Payment of deferred financing costs                                                                        (2,712)
Proceeds from exercise of stock options                                                6                    1,002
Purchase of common stock for treasury                                            (29,977)                  (3,519)
                                                                                --------                ---------
Net cash used in financing activities                                            (82,603)                 (52,014)
                                                                                --------                ---------

Net decrease in cash and cash equivalents                                         (6,322)                  (1,490)
Cash and cash equivalents at beginning of period                                  26,691                   24,943
                                                                                --------                ---------
Cash and cash equivalents at end of period                                      $ 20,369                $  23,453
                                                                                ========                =========


                 See notes to consolidated financial statements.

                                MANOR CARE, INC.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.'s annual report on Form 10-K for the year ended December 31, 2001.

At March 31, 2002, the Company operated 298 skilled nursing and 57 assisted living facilities, 94 outpatient therapy clinics, one acute care hospital and 88 home health offices.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets," that the Company adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Manor Care has no indefinite-lived intangible assets. At January 1, 2002, the Company has goodwill of $80.4 million on its balance sheet. Management has not determined the effect of the initial impairment test on its consolidated financial position or results of operations. The Company is in its final stages of completing the initial impairment test and will finish this analysis by June 30.

The effect of not amortizing goodwill for the first quarter of 2001 and year-to-date 2001 is as follows:

                                                              First             First
                                                             Quarter           Quarter           Year
                                                              2002              2001             2001
                                                              ----              ----             ----
                                                             (In thousands, except earnings per share)
Reported net income                                          $33,739          $24,983           $68,490
Add back:  goodwill amortization,
  net of tax of $204 and $812, respectively                                       653             2,591
                                                             -------          -------          --------
Adjusted net income                                          $33,739          $25,636           $71,081
                                                             =======          =======           =======

Diluted earnings per share:
  Reported net income                                           $.33             $.24              $.66
  Goodwill amortization, net of tax                                               .01               .03
                                                                ----             ----              ----
  Adjusted net income                                           $.33             $.25              $.69
                                                                ====             ====              ====

NOTE 3 - REVENUES
Revenues for certain health care services are as follows for the three months ended March 31:

                                                                                  2002              2001
                                                                                  ----              ----
                                                                                     (In thousands)
Skilled nursing and assisted living services                                    $604,190          $540,205
Home health and hospice services                                                  66,726            55,988
Rehabilitation services (excludes intercompany revenues)                          20,884            24,113
Hospital care                                                                     15,961            14,528
Other services (includes assets held for sale)                                     8,226             3,359
                                                                                --------          --------
                                                                                $715,987          $638,193
                                                                                ========          ========

NOTE 4 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows for the three months ended March 31:

                                                                                  2002            2001
                                                                                  ----            ----
                                                                        (In thousands, except earnings per share)
Numerator:
   Net income [income available to common shareholders]                         $ 33,739          $ 24,983
                                                                                ========          ========
Denominator:
   Denominator for basic EPS - weighted-average shares                           101,094           102,152
   Effect of dilutive securities:
     Stock options                                                                   781             1,368
     Non-vested restricted stock                                                     271               240
                                                                                --------          --------
   Denominator for diluted EPS - adjusted for weighted-
     average shares and assumed conversions                                      102,146           103,760
                                                                                ========          ========

EPS - basic and diluted                                                            $0.33             $0.24

Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 2.2 million shares with an average exercise price of $31 for the first quarter of 2002 and
2.5 million shares with an average exercise price of $32 for the first quarter of 2001.

NOTE 5 - SEGMENT INFORMATION
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items. The revenues in the "Other" category include services for assisted living facilities held for sale, rehabilitation, home health and hospice, and hospital care. Asset information, including capital expenditures, is not provided to the Company's chief operating decision maker. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, other income and expense items, and income taxes.

                                                            Long-Term Care       Other            Total
                                                            --------------       -----            -----
                                                                           (In thousands)
Three months ended March 31, 2002
     Revenues from external customers                          $604,190         $111,797        $715,987
     Intercompany revenues                                                        13,537          13,537
     Depreciation and amortization                               28,680            3,089          31,769
     Operating margin                                           115,210           10,447         125,657

Three months ended March 31, 2001
     Revenues from external customers                           540,205           97,988         638,193
     Intercompany revenues                                                         9,035           9,035
     Depreciation and amortization                               27,925            2,914          30,839
     Operating margin                                            96,348           14,648         110,996

NOTE 6 - CONTINGENCIES
One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $24.0 to $28.5 million. The Company has received or expects to receive between $20.3 million and $24.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset some amounts due as a result of these exposures.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At March 31, 2002 and December 31, 2001, the general and professional liability consisted of short-term reserves of $48.1 million and $48.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $93.5 million and $88.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims and premiums was $17.6 million and $13.0 million for the first quarter of 2002 and 2001, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

NOTE 7 - COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $33.9 million and $24.7 million for the first quarter of 2002 and 2001, respectively. The other comprehensive income of $0.2 million in the first quarter of 2002 primarily relates to unrealized gain on investments. The other comprehensive loss of $0.3 million in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of senior notes in March 2001.

NOTE 8 - SUBSEQUENT EVENT
On April 30, 2002, the Company completed the sale of its hospital to Health Management Associates, Inc. (HMA) for approximately $80 million in cash. Separately, the Company invested $16 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was approximately $39 million. The Company recorded a pre-tax gain of approximately $31 million and deferred approximately $8 million, or 20 percent, of the gain. Simultaneously, the Company acquired for $16 million a 20 percent interest in another HMA entity that recently acquired a hospital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Revenues. Our revenues increased $77.8 million, or 12 percent, from the first quarter of 2001 to 2002. Revenues from our long-term care segment (skilled nursing and assisted living facilities excluding assets held for sale) increased $64.0 million, or 12 percent, due to increases in rates--$58.5 million, capacity--$3.7 million and occupancy--$1.8 million. Our revenues from the home health business increased $10.7 million primarily because of an increase in hospice services.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay. Our average Medicare rate increased 12 percent from $296 per day in the first quarter of 2001 to $333 in the first quarter of 2002 related to the positive effect of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 with many of the provisions beginning April 1, 2001, as well as our higher acuity patients. Our average Medicaid rate increased 8 percent from $112 per day in the first quarter of 2001 to $121 per day in the first quarter of 2002. Private and other rates for our skilled nursing facilities increased 5 percent from $171 per day in the first quarter of 2001 to $180 per day in the first quarter of 2002. The increase in rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our bed capacity grew between the first quarter of 2001 and 2002 primarily because we opened two facilities with 184 beds and purchased/leased two facilities with 355 beds, which was partially offset by the closing/sale of two facilities with 223 beds. Our occupancy levels were 87 percent for the first quarter of 2001 compared with 88 percent for the first quarter of 2002. When excluding start-up facilities, our occupancy levels were 88 percent for the first quarters of 2001 and 2002. Our occupancy levels for skilled nursing facilities remained at 88 percent for the first quarter of 2001 and 2002. The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 68 percent for the first quarter of 2001 and 2002.

         Operating Expenses. Our operating expenses in the first quarter of 2002 increased $63.1 million, or 12 percent, compared with the first quarter of 2001. Operating expenses from our long-term care segment increased $45.1 million, or 10 percent. Our operating expenses from our home health business increased $11.4 million because of an increase in services.

We attribute the largest portion ($28.2 million) of the long-term care operating expense increase between the first quarter of 2001 and 2002 to labor costs and temporary staffing. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $6.3 million and general and professional liability expense of $3.9 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients.

         General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $3.4 million from the first quarter of 2001 to 2002 because of deferred compensation plans and general cost increases.

         Depreciation and Amortization. Our depreciation increased $1.5 million from the first quarter of 2001 to 2002 as a result of additional depreciation for our new construction projects and renovations of existing facilities completed in the past year. Amortization decreased $0.6 million because we are no longer amortizing goodwill that was $0.9 million in the first quarter of 2001. This decrease was partially offset by an increase in software amortization. See Note 2 to the consolidated financial statements for additional discussion of the change in accounting for goodwill.

         Interest Expense. Interest expense decreased $4.3 million related to a decline in both average interest rates and debt levels.

         Gain (Loss) on Sale of Assets. Our loss on sale of assets in 2002 related to sales of land that we decided not to develop. Our gain on sale of assets in 2001 primarily related to the sale of a skilled nursing facility.

         Equity in Earnings (Losses) of Affiliated Companies. We recorded equity losses related to our development joint venture with Alterra Healthcare Corporation on this line item during the first half of 2001 and then consolidated the results of 13 assisted living facilities in the second half of 2001. During the first quarter of 2001, we recorded equity losses of $1.2 million related to this development joint venture.

FINANCIAL CONDITION -- MARCH 31, 2002 AND DECEMBER 31, 2001
Assets held for sale decreased $1.2 million because of the receipt of cash from the settlement that we reached with Alterra Healthcare Corporation and the third-party equity investors in 2001.

Accrued insurance liabilities increased $24.1 million primarily due to the reclassification of an $18.8 million environmental liability from other long-term liabilities. The payment is due in January 2003. Some of this payment will be offset by insurance proceeds that are due in January 2003. As a result, we also reclassified $9.5 million from other long-term assets to receivables.

LIQUIDITY AND CAPITAL RESOURCES
         Cash Flows. During the first quarter of 2002, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $96.2 million for the first quarter of 2002, an increase of $24.9 million from the first quarter of 2001. Our operating cash flows increased because of the increase in net income and positive changes in working capital. We used the cash principally for capital expenditures, to repay debt and to purchase our common stock. Expenditures for property and equipment of $22.7 million in the first quarter of 2002 included $5.9 million to construct new facilities and expand existing facilities.

         Debt Agreement. At March 31, 2002, outstanding borrowings totaled $283.9 million under the five-year agreement. After consideration of usage for letters of credit, the remaining credit availability under the five-year agreement totaled $183.0 million at March 31, 2002.

         Stock Purchase. On December 4, 2001, our board of directors authorized us to spend up to $100 million to purchase our common stock from January 1, 2002 through December 31, 2003. We purchased 1,450,000 shares for $30.0 million in the first quarter of 2002 and an additional 535,000 shares for $13.0 million in April 2002. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

         Sale of Hospital. On April 30, 2002, we completed the sale of our hospital. Separately, we acquired a 20 percent interest in two entities, one that owns our former hospital. The net cash provided by these transactions was approximately $48 million.

         Second Quarter Unusual Cash Outflows. We paid NeighborCare Pharmacy Services approximately $22.0 million in April 2002 related to the undisputed amount of the arbitration decision and paid the Internal Revenue Service (IRS) approximately $35.3 million in April and May 2002 related to the settlement agreement for COLI for the years 1993 through 1997. Our remaining COLI obligation with the IRS is $2.7 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risks since December 31, 2001.


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

         First Action. On May 7, 1999, NeighborCare instituted a lawsuit in the Circuit Court for Baltimore City, Maryland against us; our wholly owned subsidiary, Manor Care of America, Inc. formerly known as Manor Care, Inc., or MCA; and MCA's wholly owned subsidiary, ManorCare Health Services, Inc., or MCHS, seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain long-term Master Service Agreements between Vitalink, now known as NeighborCare, and MCHS. MCHS had sought to terminate the Master Service Agreements effective June 1, 1999, although they did not expire by their terms until September 30, 2004. NeighborCare also instituted arbitration proceedings against the same defendants. The arbitration proceedings sought substantially the same relief as sought in the Maryland action with respect to one of the Master Service Agreements at issue in the Maryland action and also certain additional permanent relief with respect to that contract. On May 13, 1999, NeighborCare and the defendants agreed:

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

Following a hearing held in the summer of 2001, the arbitrator rendered a decision and award on February 14, 2002. The decision and award denied defendants' right to terminate the Master Service Agreements, thus requiring MCHS to continue performing under the agreements until they expire September 30, 2004. The decision also ordered defendants to pay damages and certain related amounts to NeighborCare as a result of NeighborCare being precluded from supplying certain facilities owned by affiliates of MCHS. We estimated a total charge of $24.6 million arising from the decision and award and booked this amount in the fourth-quarter of 2001. Both parties have filed motions to clarify certain matters relating to the decision and award, and those motions are pending.

         Second Action. On May 7, 1999, Genesis filed suit in federal district court in Delaware against us; MCA; our Chief Executive Officer, Paul A. Ormond; and our Chairman at that time, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc., an approximately 50 percent-owned subsidiary of MCA, without advising Genesis of the defendants' alleged intent to terminate the Master Service Agreements that are the subject of the arbitration described above or their alleged intent not to renew them beyond their current term of September 30, 2004. The complaint further alleges that the defendants' alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, and constituted common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that our ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by MCA. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete.

On June 29, 1999, the defendants moved to dismiss or, in the alternative, to stay the lawsuit in its entirety. On March 22, 2000, the court granted the defendants' motion to stay the action in its entirety pending the arbitration discussed above, but denied the motion with respect to the alternative request to dismiss the action. Following completion of the arbitration proceeding and receipt of the arbitration decision and award described above, the court returned the lawsuit to its active calendar. On April 30, 2001, the defendants: (i) moved to strike the allegations in the First Amended Complaint that were disposed of by the arbitration decision and award, and (ii) filed their answer and affirmative defenses to the remaining allegations. The defendants' motion to strike is presently pending.

The parties are currently engaged in discovery, and the court has scheduled the matter for trial beginning March 10, 2003. We intend to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on our financial condition.

         Third Action. On August 27, 1999, MCA filed a separate action in federal district court in Delaware against Genesis concerning Genesis' 1998 acquisition of Vitalink. MCA's lawsuit charges that Genesis violated Section 11 and Section 12 of the Securities Act of 1933, when Genesis issued approximately $293 million of Genesis Preferred Stock to MCA for MCA's interest in Vitalink. The suit alleges that Genesis misrepresented and/or omitted material facts. The lawsuit sought, among other things, compensatory damages and rescission, which would void MCA's purchase of the Genesis Preferred Stock and require Genesis to return to MCA the consideration that it paid at the time of the Vitalink sale.

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

Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and/or its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA's set-off and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. Accordingly, on October 22, 2001, MCA filed a motion for reconsideration or clarification of the Court's September 29, 2000 order for the limited purpose of obtaining reconsideration or clarification of the September 29, 2000 order insofar as it might affect MCA's set-off and recoupment rights against Genesis. On or about December 5, 2001, Genesis filed its cross-motion to dismiss the lawsuit in its entirety, including the claims sustained by the September 29, 2000 Order. Genesis based its cross-motion on the discharge provision of its Bankruptcy Plan. MCA's motion and Genesis' cross-motion are pending before the Court. On April 30, 2002, the defendants in the lawsuit filed by Genesis on May 7,

1999 (including MCA) filed their affirmative defenses to that action. Among their affirmative defenses, the defendants included defenses based upon the set-off and recoupment rights arising from Genesis' misrepresentations and/or omissions of material fact that formed the basis of this lawsuit.

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

See Note 6 - Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient-care related claims.

Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's Annual Meeting of Stockholders held on May 7, 2002 the stockholders approved the following items: a) elect Joseph H. Lemieux as a director, b) elect John T. Schwieters as a director, c) elect Gail R. Wilensky as a director and d) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 2002. The items were approved by a vote as follows:

ITEM           FOR               AGAINST          WITHHELD           ABSTAIN
----           ---               -------          --------           -------
a           85,868,566                             5,209,916
b           89,489,292                             1,589,190
c           89,503,734                             1,574,748
d           87,831,357           2,903,083                            344,042

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Manor Care, Inc.
                                    (Registrant)



Date   May 13, 2002                 By    /s/ Geoffrey G. Meyers
     ----------------                   ----------------------------------------
                                    Geoffrey G. Meyers, Executive Vice President
                                    and Chief Financial Officer