Form 10-Q
period 2002-06-30
MANOR CARE INC
filed 2002-08-12
CIK 878736

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2002.

               Common stock, $0.01 par value -- 98,329,063 shares

================================================================================

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
                                                                         Page
Item 1.     Financial Statements (Unaudited)                            Number
                                                                        ------

            Consolidated Balance Sheets -
            June 30, 2002 and December 31, 2001...........................   3

            Consolidated Statements of Income -
            Three months and six months ended June 30, 2002 and 2001......   4

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 2002 and 2001.......................   5

            Notes to Consolidated Financial Statements....................   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....  19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................  19

Item 2.     Changes in Securities.........................................  22

Item 3.     Defaults Upon Senior Securities...............................  22

Item 4.     Submission of Matters to a Vote of Security Holders...........  22

Item 5.     Other Information.............................................  22

Item 6.     Exhibits and Reports on Form 8-K..............................  22

SIGNATURES     ...........................................................  23

Exhibit Index   ..........................................................  24

\




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                        June 30,            December 31,
                                                                                         2002                  2001
                                                                                         ----                  ----
                                                                                      (Unaudited)            (Note 1)
                                                                                   (In thousands, except per share data)

ASSETS
Current assets:
  Cash and cash equivalents                                                          $      13,982        $      26,691
  Receivables, less allowances for doubtful
   accounts of $63,821and $68,827, respectively                                            389,433              391,109
  Prepaid expenses and other assets                                                         25,477               31,630
  Assets held for sale                                                                      50,661               57,735
  Deferred income taxes                                                                     82,465               82,465
                                                                                     -------------        -------------
Total current assets                                                                       562,018              589,630

Property and equipment, net of accumulated
 depreciation of $708,859 and $680,811, respectively                                     1,504,134            1,556,910
Goodwill                                                                                    82,382               80,408
Intangible assets, net of amortization of $9,860 and $9,127, respectively                   11,431               17,242
Other assets                                                                               191,569              179,881
                                                                                     -------------        -------------
Total assets                                                                         $   2,351,534        $   2,424,071
                                                                                     =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $      93,781        $      88,615
  Employee compensation and benefits                                                       124,146              115,533
  Accrued insurance liabilities                                                             99,068               76,450
  Income tax payable                                                                                             34,342
  Other accrued liabilities                                                                 46,225               71,031
  Long-term debt due within one year                                                         8,176                5,388
                                                                                     -------------        -------------
Total current liabilities                                                                  371,396              391,359

Long-term debt                                                                             654,610              715,830
Deferred income taxes                                                                      103,095              103,095
Other liabilities                                                                          188,312              167,249

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                               1,110                1,110
  Capital in excess of par value                                                           348,599              348,199
  Retained earnings                                                                        948,598              878,250
  Accumulated other comprehensive income                                                       110                  328
                                                                                     -------------        -------------
                                                                                         1,298,417            1,227,887
  Less treasury stock, at cost  (12.3 and 8.7 million shares, respectively)               (264,296)            (181,349)
                                                                                     -------------        -------------
Total shareholders' equity                                                               1,034,121            1,046,538
                                                                                     -------------        -------------
Total liabilities and shareholders' equity                                           $   2,351,534        $   2,424,071
                                                                                     =============        =============






                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        Consolidated Statements Of Income
                                   (Unaudited)

                                                          Three Months Ended June 30           Six Months Ended June 30
                                                          --------------------------           ------------------------
                                                           2002               2001              2002               2001
                                                           ----               ----              ----               ----
                                                                   (In thousands, except earnings per share)


Revenues                                             $    728,435       $    663,336       $  1,444,422       $  1,301,529

Expenses:
  Operating                                               603,467            541,058          1,193,797          1,068,255
  General and administrative                               30,421             29,737             60,348             56,312
  Depreciation and amortization                            31,587             32,145             63,356             62,984
  Asset impairment                                         24,876                                24,876
                                                     ------------       ------------       ------------       ------------
                                                          690,351            602,940          1,342,377          1,187,551
                                                     ------------       ------------       ------------       ------------

Income before other income (expenses)
  and income taxes                                         38,084             60,396            102,045            113,978

Other income (expenses):
  Interest expense                                         (9,388)           (12,212)           (19,332)           (26,433)
  Gain (loss) on sale of assets                            31,197               (155)            30,253                643
  Equity in earnings of affiliated companies                1,137                606              1,873                309
  Interest income and other                                   273                188                882                491
                                                     ------------       ------------       ------------       ------------
  Total other income (expenses), net                       23,219            (11,573)            13,676            (24,990)
                                                     ------------       ------------       ------------       ------------

Income before income taxes                                 61,303             48,823            115,721             88,988
Income taxes                                               23,295             18,611             43,974             33,793
                                                     ------------       ------------       ------------       ------------
Income before cumulative effect                            38,008             30,212             71,747             55,195
Cumulative effect of change in
  accounting for goodwill                                                                        (1,314)
                                                     ------------       ------------       ------------       ------------
Net income                                           $     38,008       $     30,212       $     70,433       $     55,195
                                                     ============       ============       ============       ============

Earnings per share - basic:
  Income before cumulative effect                    $        .38       $        .30       $        .72       $        .54
  Cumulative effect                                                                                (.01)
                                                     ------------       ------------       ------------       ------------
  Net income                                         $        .38       $        .30       $        .70 (a)   $        .54
                                                     ============       ============       ============       ============

Earnings per share - diluted:
  Income before cumulative effect                    $        .38       $        .29       $        .71       $        .53
  Cumulative effect                                                                                (.01)
                                                     ------------       ------------       ------------       ------------
  Net income                                         $        .38       $        .29       $        .69 (a)   $        .53
                                                     ============       ============       ============       ============

Weighted average shares:
  Basic                                                    99,109            102,265            100,096            102,209
  Diluted                                                 100,561            103,992            101,348            103,876


(a) Doesn't add due to rounding




                 See notes to consolidated financial statements.

                             MANOR CARE, INC.

                     Consolidated Statements Of Income
                                (Unaudited)



                                                                                              Six Months Ended June 30
                                                                                              ------------------------
                                                                                              2002                2001
                                                                                              ----                ----
                                                                                                   (In thousands)


OPERATING ACTIVITIES
Net income                                                                            $      70,433        $      55,195
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                              63,356               62,984
  Asset impairment and other non-cash charges                                                26,190
  Provision for bad debts                                                                    21,618               19,739
  Net gain on sale of assets                                                                (30,253)                (643)
  Equity in earnings of affiliated companies                                                 (1,873)                (309)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
 Receivables                                                                                (39,170)             (15,713)
 Prepaid expenses and other assets                                                           21,939               (6,570)
 Liabilities                                                                                 (7,240)              24,842
                                                                                      -------------        -------------
Total adjustments                                                                            54,567               84,330
                                                                                      -------------        -------------
Net cash provided by operating activities                                                   125,000              139,525
                                                                                      -------------        -------------

INVESTING ACTIVITIES
Investment in property and equipment                                                        (44,321)             (40,114)
Investment in systems development                                                            (1,851)              (3,375)
Acquisitions                                                                                (35,430)             (12,534)
Proceeds from sale of assets                                                                 84,174                3,790
Adjustment of acquisition of assets from development joint venture                            1,183
                                                                                      -------------        -------------
Net cash provided by (used in) investing activities                                           3,755              (52,233)
                                                                                      -------------        -------------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                                 (54,000)            (281,000)
Principal payments of long-term debt                                                         (4,432)              (6,816)
Proceeds from issuance of senior notes                                                                           200,000
Payment of deferred financing costs                                                                               (3,316)
Proceeds from exercise of stock options                                                          56                1,997
Purchase of common stock for treasury                                                       (83,088)              (3,788)
                                                                                      -------------        -------------
Net cash used in financing activities                                                      (141,464)             (92,923)
                                                                                      -------------        -------------

Net decrease in cash and cash equivalents                                                   (12,709)              (5,631)
Cash and cash equivalents at beginning of period                                             26,691               24,943
                                                                                      -------------        -------------
Cash and cash equivalents at end of period                                            $      13,982        $      19,312
                                                                                      =============        =============






                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature except for the asset impairment that is discussed in Note 2. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

At June 30, 2002, the Company operated 297 skilled nursing facilities, 72 assisted living facilities with 13 facilities held for sale, 94 outpatient therapy clinics and 88 home health offices. The Company sold its only hospital on April 30, 2002.

NOTE 2 - ASSET IMPAIRMENT
During the second quarter of 2002, the Company recorded a charge of $24.9 million that consisted of $19.9 million for the impairment of certain long-lived assets and $5.0 million for the impairment of the vision businesses' intangible assets. During the Company's quarterly review of long-lived assets, management determined that the following long-lived assets were impaired: nine assisted living facilities that are classified as held for sale, seven long-term care facilities and five land parcels.

The long-term care facilities, consisting of four skilled nursing and three assisted living facilities, were impaired based on the carrying value exceeding the projected future undiscounted cash flows. Based on market conditions and their history of negative cash flows, management determined that the necessary profitability levels would not occur in the near future. The Company closed or has plans to close four of the facilities. Management is currently looking at alternatives for the other three facilities. The Company may continue to operate the facilities, sell the facilities for their current operations or sell the facilities for alternative uses. The carrying values of the seven facilities were reduced by $12.5 million to their estimated fair values of $8.7 million. The estimated fair values were determined based on comparable sales values. The carrying values of five land parcels exceeded their estimated fair values by $1.5 million. The fair values were based on estimated sales values under current market conditions.

During the second quarter of 2002, the Company received offers on ten of the assisted living facilities that are held for sale. The offers, less the cost to sell, were less than the carrying value on nine of these facilities and required a write down of the asset values by $5.9 million to their estimated fair values of $36.5 million. The facilities are located in Michigan, Ohio, Pennsylvania and Texas.

In the second quarter of 2002, the Company decided that the vision business was no longer a long-term strategy. Because of this decision, the non-compete and management contracts were impaired and written down by $5.0 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings.

NOTE 3 - ACQUISITIONS/DIVESTITURE
On April 30, 2002, the Company completed the sale of its hospital to Health Management Associates, Inc. (HMA) for $79.7 million in cash. Separately, the Company invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. The Company recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, the Company acquired for $16.0 million a 20 percent interest in another HMA entity that recently acquired a hospital.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets," that the Company adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Manor Care has no indefinite-lived intangible assets. The Company completed its initial impairment test in the second quarter of 2002, which resulted in an impairment loss of $1.3 million related to the Company's vision business. The impairment loss, with zero tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle. The Company's first-quarter 2002 restated results are as follows:

                                           Dollars             Basic and Diluted
                                        in Thousands           Earnings Per Share
                                        ------------           ------------------
Income before cumulative effect             $33,739                  $ .33
Cumulative effect                            (1,314)                  (.01)
                                            -------                  -----
Net income                                  $32,425                  $ .32
                                            =======                  =====

The effects of adding back the goodwill amortization for the three and six months ended June 30, 2001 and the year ended December 31, 2001 are as follows:

                                            Three months ended                  Six months ended
                                                  June 30                           June 30                    Year
                                                  -------                           -------                    ----
                                            2002             2001            2002             2001             2001
                                            ----             ----            ----             ----             ----
                                                          (In thousands, except earnings per share)
Reported income before
  cumulative effect                     $   38,008       $   30,212       $   71,747       $   55,195       $   68,490
Add back: goodwill amortization,
  net of tax of $205, $410 and $812,
  respectively                                                  656                             1,309            2,591
                                        ----------       ----------       ----------       ----------       ----------
Adjusted income before
  cumulative effect                     $   38,008       $   30,868       $   71,747       $   56,504       $   71,081
                                        ==========       ==========       ==========       ==========       ==========

Diluted earnings per share:
  Reported income before
   cumulative effect                    $      .38       $      .29       $      .71       $      .53       $      .66
  Goodwill amortization, net of tax                             .01                               .01              .03
                                        ----------       ----------       ----------       ----------       ----------
  Adjusted income before
   cumulative effect                    $      .38       $      .30       $      .71       $      .54       $      .69
                                        ==========       ==========       ==========       ==========       ==========



The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                        Long-Term Care
                                           Segment            Other            Total
                                          --------          --------         --------
                                                         (In thousands)
Balance as of January 1, 2002             $  8,491          $ 71,917         $ 80,408
Goodwill from acquisitions                                     3,288            3,288
Impairment loss:
  Cumulative effect of change in
   accounting principle                                       (1,314)          (1,314)
                                          --------          --------         --------
Balance as of June 30, 2002               $  8,491          $ 73,891         $ 82,382
                                          ========          ========         ========

NOTE 5 - REVENUES
Revenues for certain health care services are as follows:

                                                             Three Months Ended              Six Months Ended
                                                                  June 30                           June 30
                                                                  -------                           -------
                                                            2002            2001             2002              2001
                                                        ----------       ----------       ----------       ----------
                                                                               (In thousands)
Skilled nursing and assisted living services            $  621,911       $  563,041       $1,226,101       $1,103,246
Home health and hospice services                            72,898           57,653          139,624          113,641
Rehabilitation services
 (excludes intercompany revenues)                           22,477           23,746           43,361           47,859
Hospital care                                                5,383           14,929           21,344           29,457
Other services (includes assets held for sale)               5,766            3,967           13,992            7,326
                                                        ----------       ----------       ----------       ----------
                                                        $  728,435       $  663,336       $1,444,422       $1,301,529
                                                        ==========       ==========       ==========       ==========


NOTE 6 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows:

                                                       Three Months Ended                Six Months Ended
                                                            June 30                            June 30
                                                            -------                            -------
                                                    2002               2001              2002             2001
                                                 ----------        ----------        ----------        ----------
                                                           (In thousands, except earnings per share)
Numerator:
  Income before cumulative effect
[Income available to common shareholders]        $   38,008        $   30,212        $   71,747        $   55,195
Denominator:
  Denominator for basic EPS -
    weighted-average shares                          99,109           102,265           100,096           102,209
  Effect of dilutive securities:
    Stock options                                     1,147             1,459               964             1,413
    Non-vested restricted stock                         305               268               288               254
                                                 ----------        ----------        ----------        ----------
  Denominator for diluted EPS -
    adjusted for weighted-average
    shares and asuumed conversions                  100,561           103,992           101,348           103,876
                                                 ==========        ==========        ==========        ==========

EPS - Income before cumulative effect:
  Basic                                          $      .38        $      .30        $      .72        $      .54
  Diluted                                        $      .38        $      .29        $      .71        $      .53


Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 2.1 million shares with an average exercise price of $32 for the first half of 2002 and 2.4 million shares with an average exercise price of $33 for the first half of 2001.

NOTE 7 - SEGMENT INFORMATION
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items. The revenues in the "Other" category include services for assisted living facilities held for sale, rehabilitation, home health and hospice, and hospital care. The Company's hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, asset impairment, other income and expense items, income taxes and cumulative effect.

                                               Long-Term
                                                 Care            Other            Total
                                                ------          -------          ------
                                                            (In thousands)

Three months ended June 30, 2002
  Revenues from external customers           $  621,911       $  106,524      $  728,435
  Intercompany revenues                                           14,197          14,197
  Depreciation and amortization                  29,703            1,884          31,587
  Operating margin                              116,265            8,703         124,968

Three months ended June 30, 2001
  Revenues from external customers              563,041          100,295         663,336
  Intercompany revenues                                            9,357           9,357
  Depreciation and amortization                  29,100            3,045          32,145
  Operating margin                              109,080           13,198         122,278

Six months ended June 30, 2002
  Revenues from external customers            1,226,101          218,321       1,444,422
  Intercompany revenues                                           27,734          27,734
  Depreciation and amortization                  58,383            4,973          63,356
  Operating margin                              231,475           19,150         250,625

Six months ended June 30, 2001
  Revenues from external customers            1,103,246          198,283       1,301,529
  Intercompany revenues                                           18,392          18,392
  Depreciation and amortization                  57,025            5,959          62,984
  Operating margin                              205,428           27,846         233,274



NOTE 8 - CONTINGENCIES
One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive

Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $24.0 to $28.5 million. The Company has received or expects to receive between $20.3 million and $24.5 million of insurance proceeds, depending upon the ultimate liabilities, which will offset most amounts due as a result of these exposures.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2002 and December 31, 2001, the general and professional liability consisted of short-term reserves of $48.0 million, which were included in accrued insurance liabilities, and long-term reserves of $107.5 million and $88.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims and premiums was $23.7 million and $41.3 million for the three and six months ended June 30, 2002, respectively, and $15.7 million and $28.8 million for the three and six months ended June 30, 2001, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

NOTE 9 - COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $37.6 million and $70.2 million for the three and six months ended June 30, 2002, respectively, and $30.2 million and $54.9 million for the three and six months ended June 30, 2001, respectively. The other comprehensive loss of $0.4 million and $0.2 million in the three and six months ended June 30, 2002, respectively, primarily relates to unrealized loss on investments. The other comprehensive loss of $0.3 million in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of the Senior Notes in March 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS - OVERVIEW

         Federal Medicare Payment Legislation. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000, will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on us. If Congress fails to act, we estimate that our revenues in the fourth quarter of 2002 could be reduced by approximately $15 million related to this issue. If this were to occur, we would take certain actions to reduce costs to mitigate the reduction in revenues. While Congress could promptly act on this issue, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

CRITICAL ACCOUNTING POLICIES

         General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2002 for all policy periods through May 31, 2002. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. Our current accrual per month is approximately $6.0 million. We do see an improving underlying trend in terms of patient liability costs. New patient claims have not increased over 2001 levels and costs per claim have decreased in each quarter of this year. Although we believe our reserves are adequate, we can give you no assurance that this liability will not require material adjustment in future periods.

RESULTS OF OPERATIONS -
QUARTER AND YEAR-TO-DATE JUNE 30, 2002 COMPARED WITH JUNE 30, 2001

On April 30, 2002, we sold our only hospital. The hospital recorded revenues of $21.3 million and operating expenses of $19.9 million for the four months ended April 30, 2002. In the table below, we excluded our hospital's revenues and operating expenses from all periods so that you may compare our results in a more meaningful way.

                                       Second Quarter                         First Half
                                  2002             2001                2002               2001
                                  ----             ----                ----               ----
                                                        (In thousands)
Revenues                     $  723,052        $  648,408            $1,423,078         $1,272,072
Operating expenses              597,636           528,007             1,173,867          1,042,593

         Revenues. Our revenues increased $74.6 million, or 12 percent, from the second quarter of 2001 to 2002. Revenues from our long-term care segment (skilled nursing and assisted living facilities excluding assets held for sale) increased $58.9 million, or 10 percent, due to increases in rates/patient mix--$53.5 million, capacity--$5.0 million and occupancy--$0.4 million. Our revenues from the home health business increased $15.2 million, or 26 percent, primarily because of an increase in home health visits and hospice services.

Our revenues in the first half of 2002 increased $151.0 million, or 12 percent, compared with the first half of 2001. Revenues from our long-term care segment increased $122.9 million, or 11 percent, due to increases in rates/patient mix--$111.9 million, capacity--$8.7 million and occupancy--$2.3 million. Our revenues from the home health business increased $26.0 million, or 23 percent, primarily because of an increase in home health visits and hospice services.

Our average rates per day for the long-term care segment were as follows:

                                                   Second Quarter                      First Half
                                                   --------------                      ----------
                                          2002       2001     Increase         2002        2001     Increase
                                          ----       ----     --------         ----        ----     --------
Medicare                                   $334       $319         5%           $334       $308         8%
Medicaid                                   $123       $113         9%           $122       $113         8%
Private and other (skilled)                $181       $172         5%           $180       $172         5%

The Medicare rate increase related to the positive effect of BIPA 2000 with many of the provisions beginning April 1, 2001, as well as our higher acuity patients. The increase in rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.

Our bed capacity increased between the first half of 2001 and 2002 based on the timing of opening four facilities with 308 beds and purchasing/leasing two facilities with 355 beds, which was partially offset by the closing/sale of three facilities with 450 beds. Our occupancy levels remained constant for the second quarter and first half of 2001 and 2002: long-term care facilities--87 percent, long-term care excluding start-up facilities--88 percent and skilled nursing facilities--88 percent. The quality mix of revenues from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 68 percent for the second quarter and first half of 2001 and 2002.

         Operating Expenses. Our operating expenses increased $69.6 million, or 13 percent, from the second quarter of 2001 to 2002. Operating expenses increased $51.7 million, or 11 percent, from our long-term care segment and $9.8 million, or 20 percent, from our home health business because of an increase in services.

The most significant portion of our long-term care increase in operating expenses between the second quarters of 2001 to 2002 related to labor costs, including temporary staffing, of $31.2 million. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $9.7 million and general and professional liability expense of $6.9 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased because we recorded expense of $4.9 million in the second quarter of 2002 due to a court-ordered liquidation of one of our insurers. The reserve represents our estimated costs for claims in 1993 to 1997 that may not be covered by government emergency recovery funds. Refer to our critical accounting policies for additional discussion of our general and professional liability costs.

Also, during the second quarter of 2002, we reversed $2.1 million of the $23.6 million charge that was recorded in 2001 related to the damage award from the arbitration decision with NeighborCare Pharmacy Services, or NeighborCare. We paid $21.5 million in April and the reversal was based on an amendment to the decision and award on June 21, 2002. See discussion of the interest expense portion of the award below.

Operating expenses for the first half of 2002 increased $131.3 million, or 13 percent, from the first half of 2001. Operating expenses increased $96.8 million, or 11 percent, from our long-term care segment and $21.3 million, or 22 percent, from our home health business because of an increase in services.

We attribute the largest portion ($59.4 million) of the long-term care operating expense increase between the first half of 2001 and 2002 to labor costs and temporary staffing. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $16.0 million and general and professional liability expense of $10.8 million. See our discussion above for the $4.9 million unusual charge for general and professional liability expense in 2002 and the reversal of $2.1 million in charges for the NeighborCare arbitration.

         General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $0.7 million and $4.0 million from the second quarter and first half of 2001 to 2002, respectively. The increases related to stock appreciation rights, professional services and general inflation. The increases were partially offset by decreases in deferred compensation plans.

         Depreciation and Amortization. Depreciation increased $0.2 million and $1.8 million from the second quarter and first half of 2001 to 2002, respectively, as a result of additional depreciation for our new construction projects and renovations of existing facilities completed in the past year. Amortization decreased $0.8 million and $1.4 million from the second quarter and first half of 2001 to 2002, respectively. We no longer amortize goodwill that amounted to $0.9 million and $1.7 million in the second quarter and first half of 2001. See Note 4 to the consolidated financial statements for additional discussion of the change in accounting principle for goodwill.

         Asset Impairment. During the second quarter of 2002, we recorded a charge of $24.9 million that consisted of $19.9 million for the impairment of certain long-lived assets and $5.0 million for the impairment of our vision businesses' intangible assets. During our quarterly review of long-lived assets, we determined that the following long-lived assets were impaired: nine assisted living facilities that are classified as held for sale, seven long-term care facilities and five land parcels.

We determined that our long-term care facilities, consisting of four skilled nursing and three assisted living facilities, were impaired based on the carrying value exceeding the projected future undiscounted cash flows. Based on market conditions and their history of negative cash flows, we determined that the necessary profitability levels would not occur in the near future. We closed or have plans to close four of the facilities. We are currently looking at alternatives for the other three facilities. We may continue to operate the facilities, sell the facilities for their current operations or sell the facilities for alternative uses. We reduced the carrying values of the seven facilities by $12.5 million to their estimated fair values of $8.7 million. The estimated fair values were determined based on comparable sales values. We also determined that the carrying values of five land parcels exceeded our estimated fair values by $1.5 million. The fair values were based on estimated sales values under current market conditions.

During the second quarter of 2002, we received offers on ten of our assisted living facilities that are held for sale. The offers, less the cost to sell, were less than our carrying values on nine of these facilities and required us to write down the asset values by $5.9 million to their estimated fair values of $36.5 million. The facilities are located in Michigan, Ohio, Pennsylvania and Texas. We expect to sell these facilities by the end of the year.

In the second quarter of 2002, we decided that our vision business was no longer a long-term strategy. Because of this decision, our non-compete and management contracts were impaired and written down by $5.0 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings.

As a result of the write-down of assets, change in the intangible assets' estimated useful life and sale of our hospital, depreciation and amortization is expected to decrease by approximately $4.5 million on an annual basis.

         Interest Expense. When excluding capitalized interest and interest from the arbitration decision with NeighborCare, our interest expense in the second quarter and first half of 2002 decreased $3.1 million and $7.8 million compared with the same periods in 2001 because of lower interest rates and debt levels. We accrued $1.0 million of interest expense in the fourth quarter of 2001 related to the NeighborCare arbitration and reversed $0.5 million in the second quarter of 2002 due to an amended arbitration decision.

         Gain (Loss) on Sale of Assets. Our gain on sale of assets in the first half of 2002 primarily related to the gain of $31.1 million recognized on the sale of our hospital to Health Management Associates, Inc. Our gain on sale of assets in the first half of 2001 primarily related to the sale of a skilled nursing facility.

         Equity in Earnings of Affiliated Companies. We recorded equity losses related to our development joint venture with Alterra Healthcare Corporation on this line item during the first half of 2001 and then began to consolidate the results of the 13 assisted living facilities in the second half of 2001. During the second quarter and first half of 2001, we recorded equity losses of $1.9 million and $3.1 million, respectively, related to this joint venture.

We were a 50 percent owner in a partnership that sold its only nursing home in June 2001. During the second quarter of 2001, we reversed $1.5 million of previously recorded losses for this partnership. These losses were booked in excess of our investment because we had guaranteed the partnership's debt, which was paid off with the sale of the nursing home.

         Cumulative Effect of Change in Accounting Principle. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets," that we adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. We completed our initial impairment test in the second quarter of 2002 and determined that $1.3 million of our goodwill was impaired related to our vision business. The impairment loss, with zero tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

FINANCIAL CONDITION - JUNE 30, 2002 AND DECEMBER 31, 2001

Our receivables decrease of $1.7 million included the reduction of $19.8 million from the sale of our hospital.

Assets held for sale decreased $7.1 million because of the write-down of the assets by $5.9 million to their estimated fair values and the receipt of cash in 2002 of $1.2 million from a settlement with Alterra Healthcare Corporation and the third-party equity investors in 2001.

Property and equipment decreased $52.8 million primarily because of depreciation of $58.1 million, disposal of our hospital's assets of $20.4 million and impairment of our long-term care assets of $12.5 million. These decreases were partially offset by $44.3 million in new construction and renovations and maintenance to existing facilities.

Accrued insurance liabilities increased $22.6 million primarily due to the reclassification of an $18.8 million environmental liability from other long-term liabilities. The payment is due in January 2003. Most of this payment will be offset by insurance proceeds that are due in January 2003. As a result, we also reclassified $9.5 million from other long-term assets to receivables.

Income taxes payable decreased $34.3 million primarily because of our $35.3 million payment to the Internal Revenue Service (IRS) related to the settlement agreement for corporate-owned life insurance, or COLI, for the years 1993 through 1997.

Other accrued liabilities decreased $24.8 million primarily because of our $22.0 million payment to NeighborCare in the second quarter of 2002 related to the arbitration decision.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. During the first half of 2002, we satisfied our cash requirements from cash generated from operating activities and proceeds from sale of assets. We used the cash principally for capital expenditures, acquisitions, to repay debt and to purchase our common stock. Cash flows from operating activities were $125.0 million for the first half of 2002. Our operating cash flows decreased $14.5 million from the first half of 2001 because we had two significant unusual operating cash outflows in the second quarter of 2002. The payments included $22.0 million to NeighborCare related to the arbitration decision and $35.3 million to the IRS related to the settlement agreement for COLI.

         Investing Activities. Our expenditures for property and equipment of $44.3 million in the first half of 2002 included $10.4 million to construct new facilities and expand existing facilities. On April 30, 2002, we completed the sale of our hospital for $79.7 million. Separately, we acquired 20 percent interests in two separate entities, one that owns our former hospital, for a total of $32.0 million.

         Debt Agreement. At June 30, 2002, outstanding borrowings totaled $280.0 million under a five-year, revolving credit agreement. After consideration of usage for letters of credit, the remaining credit availability under the five-year agreement totaled $185.0 million at June 30, 2002.

         Stock Purchase. On December 4, 2001, our board of directors authorized us to spend up to $100 million to purchase our common stock from January 1, 2002 through December 31, 2003. On July 16, 2002, our board authorized an additional $100 million through December 31, 2003. We purchased 3,580,700 shares for $83.1 million in the first half of 2002 and an additional 375,000 shares for $7.7 million in July 2002. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2001. At June 30, 2002, the fair value of our 7 1/2% and 8% Senior Notes exceeded the carrying value by approximately $8.5 million, which represented a decline in fair value since year end.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
Since May of 1999, we and other related persons and entities have been parties to several actions by or against Genesis Health Ventures, Inc. and its subsidiary, NeighborCare Pharmacy Services, Inc. In June 2000, Genesis and NeighborCare filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code, which effectively stayed the actions to the extent they had not been stayed already. In September 2001, Genesis' bankruptcy court confirmed its plan of reorganization, or the Genesis Bankruptcy Plan, and the Genesis Bankruptcy Plan became effective in October 2001. The status of the various Genesis/NeighborCare lawsuits is as follows:

         First Action. In May 1999, NeighborCare instituted an arbitration proceeding and filed a lawsuit in the Circuit Court for Baltimore City, Maryland against us; our wholly owned subsidiary, Manor Care of America, Inc. formerly known as Manor Care, Inc., or MCA; and MCA's wholly owned subsidiary, ManorCare Health Services, Inc., or MCHS, seeking damages, preliminary and permanent injunctive relief, and a declaratory judgment related to allegations that the defendants had improperly sought to terminate certain long-term Master Service Agreements between Vitalink, now known as NeighborCare, and MCHS. MCHS had sought to terminate the Master Service Agreements effective June 1, 1999, although they did not expire by their terms until September 30, 2004. On May 13, 1999, NeighborCare and the defendants agreed:

         -        To consolidate the Maryland action into the arbitration;

         - To dismiss the Maryland action with prejudice as to jurisdiction and without prejudice as to the merits; and

         - To stay termination of the agreements at issue until a decision could be reached in the arbitration.

NeighborCare subsequently dismissed the Maryland action and consolidated certain of those claims into the arbitration by filing an amended demand for arbitration.

On February 14, 2002, the arbitrator rendered a decision and award and, on June 21, 2002, the arbitrator issued an amendment to the decision and award. The decision and the amendment denied defendants' right to terminate the Master Service Agreements, thus requiring MCHS to continue performing under the agreements until they expire September 30, 2004. The decision and the amendment also ordered defendants to pay damages and certain related amounts to NeighborCare as a result of NeighborCare being precluded from supplying certain facilities owned by affiliates of MCHS. We estimated a total charge of $24.6 million arising from the decision and award and booked this amount in the fourth-quarter of 2001. Based on the June 21, 2002 amendment, we reversed $2.6 million of the charge in the second-quarter of 2002.

         Second Action. In May 1999, Genesis filed suit in federal district court in Delaware against us; MCA; our Chief Executive Officer, Paul A. Ormond; and our Chairman at that time, Stewart Bainum, Jr. The complaint alleges that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc., an approximately 50 percent-owned subsidiary of MCA, without advising Genesis of the defendants' alleged intent to terminate the Master Service Agreements that are the subject of the arbitration described above or their alleged intent not to renew them beyond their current term of September 30, 2004. The complaint further alleges that the defendants' alleged conduct constituted violations of Section 10(b) of the Securities Exchange Act of 1934, and constituted common law fraudulent misrepresentation and negligent misrepresentation. The suit also alleges that our ownership in a partnership known as Heartland Healthcare Services violates a non-compete provision signed by MCA. The suit seeks compensatory and punitive damages in excess of $100 million and preliminary and permanent injunctive relief enforcing the covenant not to compete.

In March 2000, the court granted the defendants' motion to stay the action in its entirety pending the arbitration discussed above, but denied the motion with respect to the alternative request to dismiss the action. Following receipt of the February 14, 2002 arbitration decision and award described above, the court returned the lawsuit to its active calendar. On April 30, 2002, the defendants:
(i) moved to strike the allegations in the First Amended Complaint that were disposed of by the arbitration decision and award, and (ii) filed their answer and affirmative defenses to the remaining allegations. The defendants' motion to strike is presently pending.

The court has scheduled the matter for trial beginning March 10, 2003. We intend to vigorously defend the lawsuit. Although the ultimate outcome of the case is uncertain, management believes that it is not likely to have a material adverse effect on our financial condition.

         Third Action. In August 1999, MCA filed a separate action in federal district court in Delaware against Genesis concerning Genesis' 1998 acquisition of Vitalink. MCA's lawsuit charges that Genesis violated Section 11 and Section 12 of the Securities Act of 1933, when

Genesis issued approximately $293 million of Genesis Preferred Stock to MCA for MCA's interest in Vitalink. The suit alleges that Genesis misrepresented and/or omitted material facts. The lawsuit sought, among other things, compensatory damages and rescission, which would void MCA's purchase of the Genesis Preferred Stock and require Genesis to return to MCA the consideration that it paid at the time of the Vitalink sale.

On September 29, 2000, while Genesis' bankruptcy petition was pending, the court granted in part and denied in part Genesis' motion to dismiss the lawsuit. Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and/or its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA's set-off and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. Accordingly, on October 22, 2001, MCA filed a motion for reconsideration or clarification of the Court's September 29, 2000 order for the limited purpose of obtaining reconsideration or clarification of the September 29, 2000 order insofar as it might affect MCA's set-off and recoupment rights against Genesis. On or about December 5, 2001, Genesis filed its cross-motion to dismiss the lawsuit in its entirety, including the claims sustained by the September 29, 2000 Order, based upon the discharge provision of its Bankruptcy Plan. MCA's motion and Genesis' cross-motion are pending before the Court. On April 30, 2002, the defendants in the lawsuit filed by Genesis in May 1999 (including MCA) filed their affirmative defenses to that action. Among their affirmative defenses, the defendants included defenses based upon the set-off and recoupment rights arising from Genesis' misrepresentations and/or omissions of material fact that formed the basis of this lawsuit.

         Additional NeighborCare Complaint. In July 1999, NeighborCare filed an additional complaint in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, Inc. seeking injunctive relief and compensatory and punitive damages. Heartland Healthcare Services, Inc. is a partnership between us and subsidiaries of Omnicare. The complaint includes counts for tortious interference with Vitalink's purported contractual rights under the Master Service Agreements. In November 1999, the court stayed the matter pending the arbitration. Although we cannot predict the ultimate outcome of the case, management believes that it is not likely to have a material adverse effect on our financial condition.

         Fourth Action. In December 1999, MCA filed suit in federal court in Toledo, Ohio against Genesis; Cypress Group, L.L.C.; TPG Partners II, L.P.; and Nazem, Inc. The complaint alleges that the issuance by Genesis of its Series H and Series I Preferred Stock violated the terms of the Series G Preferred Stock and the terms of a rights agreement entered into between Genesis and MCA in connection with the Vitalink transaction. In February 2000, the defendants moved to dismiss the case. That motion was pending before the court as of the time the matter was automatically stayed by Genesis' June 2000 bankruptcy filing. Following the bankruptcy filing, the case was closed subject to being reopened on motion by any party after entry of an injunction imposed by Section 524 of the Bankruptcy Code. Such an injunction was issued by the bankruptcy court on September 20, 2001, as part of the order confirming the Genesis Bankruptcy Plan. Pursuant to the Genesis Bankruptcy Plan, virtually all affirmative claims against Genesis and its affiliated debtors that arose prior to September 20, 2001 were discharged. MCA's set-off and recoupment rights, however, were specifically preserved by the Genesis Bankruptcy Plan. MCA is currently evaluating whether any further action is appropriate or necessary with respect to this matter.

See Note 8 - Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient-care related claims.

Item 2.  Changes in Securities.
         ----------------------
None

Item 3.  Defaults Upon Senior Securities.
         --------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
None

Item 5.  Other Information.
         ------------------
None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
(a) Exhibits

S-K Item
601 No.
-------

99.1 Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


(b) Reports on Form 8-K
None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Manor Care, Inc.
                              (Registrant)



Date  August 12, 2002         By    /s/ Geoffrey G. Meyers
     ----------------               --------------------------------------------
                                    Geoffrey G. Meyers, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

99.1 Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002