Form 10-Q
period 2002-09-30
MANOR CARE INC
filed 2002-11-12
CIK 878736

================================================================================

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2002.

               Common stock, $0.01 par value -- 96,347,649 shares

===============================================================================

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets -
                  September 30, 2002 and December 31, 2001 .........................................    3

                  Consolidated Statements of Income -
                  Three months and nine months ended September 30, 2002 and 2001 ...................    4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2002 and 2001 ....................................    5

                  Notes to Consolidated Financial Statements .......................................    6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ....................................   13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......................   21

Item 4.           Controls and Procedures ..........................................................   21

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ................................................................   21

Item 2.           Changes in Securities ............................................................   23

Item 3.           Defaults Upon Senior Securities ..................................................   23

Item 4.           Submission of Matters to a Vote of Security Holders ..............................   23

Item 5.           Other Information ................................................................   23

Item 6.           Exhibits and Reports on Form 8-K .................................................   23

SIGNATURES .........................................................................................   24

CERTIFICATIONS .....................................................................................   24

EXHIBIT INDEX.......................................................................................   27

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MANOR CARE, INC.
                          Consolidated Balance Sheets

                                                                                      September 30,         December 31,
                                                                                          2002                 2001
                                                                                          ----                 ----
                                                                                       (Unaudited)           (Note 1)
                                                                                     (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $     20,066          $     26,691
  Receivables, less allowances for doubtful
    accounts of $61,106 and $68,827, respectively                                         380,971               391,109
  Prepaid expenses and other assets                                                        23,332                31,630
  Assets held for sale                                                                     48,305                57,735
  Deferred income taxes                                                                    82,465                82,465
                                                                                      -----------           -----------
Total current assets                                                                      555,139               589,630

Property and equipment, net of accumulated
  depreciation of $736,279 and $680,811, respectively                                   1,497,641             1,556,910
Goodwill                                                                                   82,402                80,408
Intangible assets, net of amortization of $10,258 and $9,127, respectively                 10,644                17,242
Other assets                                                                              189,996               179,881
                                                                                      -----------           -----------
Total assets                                                                         $  2,335,822          $  2,424,071
                                                                                      ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $     90,847          $     88,615
  Employee compensation and benefits                                                      126,240               115,533
  Accrued insurance liabilities                                                           104,521                76,450
  Income tax payable                                                                                             34,342
  Other accrued liabilities                                                                48,028                71,031
  Long-term debt due within one year                                                      257,437                 5,388
                                                                                      -----------           -----------
Total current liabilities                                                                 627,073               391,359

Long-term debt                                                                            374,511               715,830
Deferred income taxes                                                                     103,095               103,095
Other liabilities                                                                         196,167               167,249

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
    111.0 million shares issued                                                             1,110                 1,110
  Capital in excess of par value                                                          348,798               348,199
  Retained earnings                                                                       985,589               878,250
  Accumulated other comprehensive income                                                       55                   328
                                                                                      -----------           -----------
                                                                                        1,335,552             1,227,887
  Less treasury stock, at cost (13.9 and 8.7 million shares, respectively)               (300,576)             (181,349)
                                                                                      -----------           -----------
Total shareholders' equity                                                              1,034,976             1,046,538
                                                                                      -----------           -----------
Total liabilities and shareholders' equity                                           $  2,335,822          $  2,424,071
                                                                                      ===========           ===========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                       Consolidated Statements Of Income
                                  (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                            ------------                 ------------
                                                        2002          2001           2002           2001
                                                        ----          ----           ----           ----
                                                            (In thousands, except earnings per share)
Revenues                                             $ 732,920     $ 687,639     $ 2,177,342    $ 1,989,168

Expenses:
  Operating                                            603,025       563,627       1,796,822      1,631,882
  General and administrative                            29,227        29,294          89,575         85,606
  Depreciation and amortization                         30,826        33,097          94,182         96,081
  Asset impairment                                       2,745                        27,621
                                                      --------      --------      ----------     ----------
                                                       665,823       626,018       2,008,200      1,813,569
                                                      --------      --------      ----------     ----------

Income before other income (expenses)
  and income taxes                                      67,097        61,621         169,142        175,599

Other income (expenses):
  Interest expense                                      (9,436)      (11,994)        (28,768)       (38,427)
  Gain (loss) on sale of assets                            150           (13)         30,403            630
  Equity in earnings of affiliated companies             1,741           730           3,614          1,039
  Interest income and other                                228           212           1,110            703
                                                      --------      --------      ----------     ----------
  Total other income (expenses), net                    (7,317)      (11,065)          6,359        (36,055)
                                                      --------      --------      ----------     ----------

Income before income taxes                              59,780        50,556         175,501        139,544
Income taxes                                            22,717        19,338          66,691         53,131
                                                      --------      --------      ----------     ----------
Income before cumulative effect                         37,063        31,218         108,810         86,413
Cumulative effect of change in
  accounting for goodwill                                                             (1,314)
                                                      --------      --------      ----------     ----------
Net income                                           $  37,063     $  31,218     $   107,496    $    86,413
                                                      ========      ========      ==========     ==========
Earnings per share - basic:
  Income before cumulative effect                    $     .38     $     .31     $      1.10    $       .85
  Cumulative effect                                                                     (.01)
                                                      --------      --------      ----------     ----------
  Net income                                         $     .38     $     .31     $      1.08(a) $       .85
                                                      ========      ========      ==========     ==========
Earnings per share - diluted:
  Income before cumulative effect                    $     .38     $     .30     $      1.08    $       .83
  Cumulative effect                                                                     (.01)
                                                      --------      --------      ----------     ----------
  Net income                                         $     .38     $     .30     $      1.07    $       .83
                                                      ========      ========      ==========     ==========
Weighted average shares:
  Basic                                                 97,239       102,250          99,133        102,222
  Diluted                                               98,429       104,110         100,365        103,954

(a) Doesn't add due to rounding

                See notes to consolidated financial statements.

                           MANOR CARE, INC.
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                          Nine Months Ended September 30
                                                                                          ------------------------------
                                                                                           2002                    2001
                                                                                           ----                    ----
                                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income                                                                             $    107,496            $    86,413
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                                94,182                 96,081
Asset impairment and other non-cash charges                                                  28,935
Provision for bad debts                                                                      30,486                 32,137
Net gain on sale of assets                                                                  (30,403)                  (630)
Equity in earnings of affiliated companies                                                   (3,614)                (1,039)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
  Receivables                                                                               (40,525)               (33,605)
  Prepaid expenses and other assets                                                          24,772                  2,135
  Liabilities                                                                                 7,173                 43,676
                                                                                        -----------             ----------
Total adjustments                                                                           111,006                138,755
                                                                                        -----------             ----------
Net cash provided by operating activities                                                   218,502                225,168
                                                                                        -----------             ----------

INVESTING ACTIVITIES
Investment in property and equipment                                                        (68,773)               (65,492)
Investment in systems development                                                            (2,333)                (6,244)
Acquisitions                                                                                (35,514)               (12,597)
Acquisition of assets from development joint venture                                          1,183                (57,063)
Proceeds from sale of assets                                                                 88,645                  5,507
                                                                                        -----------             ----------
Net cash used in investing activities                                                       (16,792)              (135,889)
                                                                                        -----------             ----------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                                 (84,600)              (237,300)
Principal payments of long-term debt                                                         (4,670)                (8,192)
Proceeds from issuance of senior notes                                                                             200,000
Payment of deferred financing costs                                                                                 (3,397)
Proceeds from exercise of stock options                                                         147                  3,797
Purchase of common stock for treasury                                                      (119,212)               (32,886)
                                                                                        -----------             ----------
Net cash used in financing activities                                                      (208,335)               (77,978)
                                                                                        -----------             ----------

Net increase (decrease) in cash and cash equivalents                                         (6,625)                11,301
Cash and cash equivalents at beginning of period                                             26,691                 24,943
                                                                                        -----------             ----------
Cash and cash equivalents at end of period                                             $     20,066            $    36,244
                                                                                        ===========             ==========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature except for the asset impairment that is discussed in Note 2. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

At September 30, 2002, the Company operated 296 skilled nursing facilities, 72 assisted living facilities with 13 facilities held for sale, 93 outpatient therapy clinics and 88 home health offices. The Company sold its only hospital on April 30, 2002.

NOTE 2 - ASSET IMPAIRMENT

During the Company's quarterly review of long-lived assets in 2002, management determined that certain assets were impaired, as summarized in the table below.

                                                    2nd Quarter    3rd Quarter    Year-to-date
                                                    -----------    -----------    -------------
                                                                 (In thousands)
Long-term care facilities                            $  12,490                      $  12,490
Land parcels                                             1,507                          1,507
Assets held for sale                                     5,891        2,356             8,247
Vision business                                          4,988          389             5,377
                                                      --------      -------          --------
                                                     $  24,876     $  2,745         $  27,621
                                                      ========      =======          ========

The long-term care facilities, consisting of four skilled nursing and three assisted living facilities, were impaired in the second quarter of 2002 based on the carrying value exceeding the projected future undiscounted cash flows. Based on market conditions and their history of negative cash flows, management determined that the necessary profitability levels would not occur in the near future. The Company closed or has plans to close four of the facilities. Management is currently looking at alternatives for the other three facilities. The Company may continue to operate the facilities, sell the facilities for their current operations or sell the facilities for alternative uses. The carrying values of the seven facilities were reduced by $12.5 million to their estimated fair values of $8.7 million. The estimated fair values were determined based on comparable sales values. The carrying values of five land parcels exceeded their estimated fair values by $1.5 million. The fair values were based on estimated sales values under current market conditions.

During the second quarter of 2002, the Company received offers on ten of the assisted living facilities that are held for sale. The accepted offers, less the cost to sell, were less than the carrying value on nine of these facilities and required a write down of the asset values by $5.9 million to their estimated fair values of $36.5 million. The facilities are located in Michigan, Ohio, Pennsylvania and Texas. During the third quarter of 2002, the Company received an offer on the three Florida assisted living facilities that are held for sale. The accepted offer, less the cost to sell, was less than the carrying value on these facilities and required a write down of the asset values by $2.3 million to their estimated fair values of $8.4 million. The Company expects to close on the sale of five of the facilities in the next 90 days and perhaps more if satisfactory agreements can be reached. If the Company does not have substantially finalized agreements on the remaining facilities by year end, the Company will reclassify the facilities to property and equipment at their current fair value. Since the write-down of the assets to fair value was in excess of the depreciation that the Company would have recorded on these facilities, the Company will not have to recognize a retroactive depreciation adjustment if reclassified to property and equipment.

In the second quarter of 2002, the Company decided that the vision business was no longer a long-term strategy. Because of this decision, the non-compete and management contracts were impaired and written down by $5.0 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings. In the third quarter of 2002, the Company terminated one of its management contracts requiring a write down of the remaining fair value of $0.4 million.

NOTE 3 - ACQUISITIONS/DIVESTITURE

On April 30, 2002, the Company completed the sale of its Mesquite, Texas acute-care hospital to Health Management Associates, Inc. (HMA) for $79.7 million in cash. Separately, the Company invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. The Company recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, the Company acquired for $16.0 million a 20 percent interest in an HMA entity that recently acquired another Mesquite hospital.

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

                                                     Dollars                  Basic and Diluted
                                                  in Thousands                Earnings Per Share
                                                  ------------                ------------------
Income before cumulative effect                      $33,739                       $ .33
Cumulative effect                                     (1,314)                       (.01)
                                                      ------                        ----
Net income                                           $32,425                       $ .32
                                                      ======                        ====

The effects of adding back the goodwill amortization for the three and nine months ended September 30, 2001 and the year ended December 31, 2001 are as follows:

                                                  Three months ended                 Nine months ended
                                                     September 30                      September 30               Year
                                                     ------------                      ------------               ----
                                                 2002           2001              2002             2001           2001
                                                 ----           ----              ----             ----           ----
                                                              (In thousands, except earnings per share)
Reported income before
  cumulative effect                           $  37,063       $  31,218        $  108,810       $  86,413       $  68,490
Add back: goodwill amortization,
  net of tax of $201, $610 and $812,
  respectively                                                      640                             1,949           2,591
                                               --------        --------         ---------        --------        --------
Adjusted income before
  cumulative effect                           $  37,063       $  31,858        $  108,810       $  88,362       $  71,081
                                               ========        ========         =========        ========        ========

Diluted earnings per share:
  Reported income before
    cumulative effect                         $     .38       $     .30        $     1.08       $     .83       $     .66
  Goodwill amortization, net of tax                                 .01                               .02             .03
                                               --------        --------         ---------        --------        --------
  Adjusted income before
    cumulative effect                         $     .38       $     .31        $     1.08       $     .85       $     .69
                                               ========        ========         =========        ========        ========

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                               Long-Term
                                                 Care
                                                Segment       Other         Total
                                                -------       -----         -----
                                                            (In thousands)
Balance as of January 1, 2002                  $  8,491     $  71,917     $  80,408
Goodwill from acquisitions                                      3,308         3,308
Impairment loss:
  Cumulative effect of change in
    accounting principle                                       (1,314)       (1,314)
                                                -------      --------      --------
Balance as of September 30, 2002               $  8,491     $  73,911     $  82,402
                                                =======      ========      ========

NOTE 5 - REVENUES
Revenues for certain health care services are as follows:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30                      September 30
                                                      ------------                      ------------
                                                    2002        2001                2002           2001
                                                    ----        ----                ----           ----
                                                                    (In thousands)
Skilled nursing and assisted living services    $  629,623   $  580,412        $   1,855,724  $  1,683,658
Home health and hospice services                    71,647       60,944              211,271       174,585
Rehabilitation services
  (excludes intercompany revenues)                  21,050       22,562               64,411        70,421
Hospital care                                                    15,618               21,344        45,075
Other services (includes assets held for sale)      10,600        8,103               24,592        15,429
                                                 ---------    ---------         ------------   -----------
                                                $  732,920   $  687,639        $   2,177,342  $  1,989,168
                                                 =========    =========         ============   ===========

NOTE 6 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows:

                                                    Three Months Ended             Nine Months Ended
                                                       September 30                   September 30
                                                       ------------                   ------------
                                                     2002        2001               2002         2001
                                                     ----        ----               ----         ----
                                                        (In thousands, except earnings per share)
Numerator:
  Income before cumulative effect
  [Income available to common shareholders]       $  37,063    $  31,218        $  108,810    $   86,413
                                                   ========     ========         =========     =========
Denominator:
  Denominator for basic EPS -
    weighted-average shares                          97,239      102,250            99,133       102,222
  Effect of dilutive securities:
    Stock options                                       895        1,552               941         1,460
    Non-vested restricted stock                         295          308               291           272
                                                   --------     --------         ---------     ---------
  Denominator for diluted EPS -
    adjusted for weighted-average
    shares and assumed conversions                   98,429      104,110           100,365       103,954
                                                   ========     ========         =========     =========

EPS - Income before cumulative effect:
  Basic                                           $     .38    $     .31        $     1.10    $      .85
  Diluted                                         $     .38    $     .30        $     1.08    $      .83

Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 2.1 million shares with an average exercise price of $32 for the nine months of 2002 and 2.3 million shares with an average exercise price of $34 for the nine months of 2001.

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

                                                 Long-Term
                                                   Care                Other              Total
                                                 ---------             -----              -----
                                                                  (In thousands)
Three months ended September 30, 2002
  Revenues from external customers              $  629,623           $103,297          $  732,920
  Intercompany revenues                                                15,469              15,469
  Depreciation and amortization                     28,550              2,276              30,826
  Operating margin                                 113,545             16,350             129,895

Three months ended September 30, 2001
  Revenues from external customers                 580,412            107,227             687,639
  Intercompany revenues                                                10,400              10,400
  Depreciation and amortization                     29,944              3,153              33,097
  Operating margin                                 112,898             11,114             124,012

Nine months ended September 30, 2002
  Revenues from external customers               1,855,724            321,618           2,177,342
  Intercompany revenues                                                43,203              43,203
  Depreciation and amortization                     86,933              7,249              94,182
  Operating margin                                 345,020             35,500             380,520

Nine months ended September 30, 2001
  Revenues from external customers               1,683,658            305,510           1,989,168
  Intercompany revenues                                                28,792              28,792
  Depreciation and amortization                     86,969              9,112              96,081
  Operating margin                                 318,326             38,960             357,286

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

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2002 and December 31, 2001, the general and professional liability consisted of short-term reserves of $49.1 million and $48.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $111.5 million and $88.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $20.5 million and $61.8 million for the three and nine months ended September 30, 2002, respectively, and $16.0 million and $44.7 million for the three and nine months ended September 30, 2001, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $37.0 million and $107.2 million for the three and nine months ended September 30, 2002, respectively, and $31.2 million and $86.2 million for the three and nine months ended September 30, 2001, respectively. The other comprehensive loss of $0.1 million and $0.3 million in the three and nine months ended September 30, 2002, respectively, primarily relates to unrealized loss on investments. The other comprehensive loss of $0.3 million in the first quarter of 2001 represents the after tax loss of the terminated treasury lock agreement that the Company entered into as a hedge of interest rates on the future issuance of the Senior Notes in March 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - OVERVIEW

         Federal Medicare Payment Legislation. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000, expired on September 30, 2002. Unless Congress enacts additional legislation in the fourth quarter, the loss of revenues associated with this occurrence could have a material adverse effect on us. If Congress fails to act, we estimate that our revenues in the fourth quarter of 2002 could be reduced by approximately $15 million related to this issue. While Congress could promptly act on this issue, no assurances can be given as to whether Congress will take action, the timing of any action or the form of any relief enacted.

CRITICAL ACCOUNTING POLICIES

         General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2002 for all policy periods through May 31, 2002 and will evaluate our reserves with our actuary again in the fourth quarter. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We do see an improving underlying trend in terms of patient liability costs and costs per claim have decreased in comparison to last year. Although we believe our reserves are adequate, we can give you no assurance that this liability will not require material adjustment in future periods.

RESULTS OF OPERATIONS -
QUARTER AND YEAR-TO-DATE SEPTEMBER 30, 2002 COMPARED WITH SEPTEMBER 30, 2001

On April 30, 2002, we sold our only hospital. The hospital recorded revenues of $21.3 million and operating expenses of $19.9 million for the four months ended April 30, 2002. In the table below, we excluded our hospital's revenues and operating expenses from all periods so that you may compare our results in a more meaningful way.

                                   Third Quarter                   First Nine Months
                                   -------------                   -----------------
                                2002           2001               2002           2001
                                ----           ----               ----           ----
                                                   (In thousands)
Revenues                      $732,920       $672,021          $2,155,998     $1,944,093
Operating expenses             603,129        549,975           1,776,996      1,592,568

         Revenues. Our revenues increased $60.9 million, or 9 percent, from the third quarter of 2001 to 2002. Revenues from our long-term care segment (skilled nursing and assisted living facilities excluding assets held for sale) increased $49.2 million, or 8 percent, due to increases in rates/patient mix--$45.2 million and occupancy--$7.1 million that is partially offset by a decrease in capacity--$3.1 million. Our revenues from the home health business increased $10.7 million, or 18 percent, primarily because of an increase in home health visits and hospice services.

Our revenues in the first nine months of 2002 increased $211.9 million, or 11 percent, compared with the first nine months of 2001. Revenues from our long-term care segment increased $172.1 million, or 10 percent, due to increases in rates/patient mix--$157.2 million, occupancy--$9.3 million and capacity--$5.6 million. Our revenues from the home health care and hospice business increased $36.7 million, or 21 percent, primarily because of an increase in home health visits and hospice services.

Our average rates per day for the long-term care segment were as follows:

                                                  Third Quarter                      First Nine Months
                                                  -------------                      -----------------
                                           2002       2001     Increase        2002       2001      Increase
                                           ----       ----     --------        ----       ----      --------
Medicare                                   $335       $322        4%           $334       $313         7%
Medicaid                                   $126       $118        7%           $123       $114         8%
Private and other (skilled only)           $182       $173        5%           $181       $172         5%

The Medicare rate increase related to the positive effect of BIPA 2000 with many of the provisions beginning April 1, 2001, as well as our higher acuity patients. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels were as follows:

                                            Third Quarter            First Nine Months
                                            -------------            -----------------
                                           2002       2001            2002        2001
                                           ----       ----            ----        ----
Total                                       88%        87%             87%         87%
Excluding start-up facilities               88%        87%             88%         88%
Skilled nursing facilities                  89%        88%             88%         88%

Our bed capacity decreased between third quarters and increased between the first nine months of 2001 and 2002 based on the timing of opening/acquiring and closing/selling facilities during each period. In 2002, we opened three facilities with 188 beds and closed/sold three facilities with 498 beds. In 2001, we opened two facilities with 180 beds, acquired/leased two facilities with 355 beds and closed one facility with 60 beds. The quality mix of revenues from Medicare, private pay and insured patients related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 67 percent for the third quarters and 68 percent for the first nine months of 2001 and 2002.

         Operating Expenses. Our operating expenses increased $53.2 million, or 10 percent, from the third quarter of 2001 to 2002. Operating expenses increased $48.6 million, or 10 percent, from our long-term care segment and $6.2 million, or 11 percent, from our home health care and hospice business because of an increase in services.

The most significant portion ($31.5 million) of our long-term care increase in operating expenses between the third quarters of 2001 to 2002 related to wages, temporary staffing and payroll overhead, including workers compensation. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $5.4 million and general and professional liability expense of $4.4 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased primarily because of our increase in the monthly claims accrual from $4.7 million in 2001 to $6.0 million in 2002.

Operating expenses for the first nine months of 2002 increased $184.4 million, or 12 percent, from the first nine months of 2001. Operating expenses increased $145.4 million, or 11 percent, from our long-term care segment and $27.5 million, or 18 percent, from our home health care and hospice business because of an increase in services.

We attribute the largest portion ($90.9 million) of the long-term care operating expense increase between the first nine months of 2001 and 2002 to wages, temporary staffing and payroll overhead, including workers compensation. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $21.3 million and general and professional liability expense of $15.1 million. Our general and professional liability expense increased because we recorded additional expense of $4.9 million in the second quarter of 2002 due to a court-ordered liquidation of one of our insurers. The corresponding reserve represents our estimated costs for claims in 1993 to 1997 that may not be covered by government emergency recovery funds. Our expense also increased because of the increase in our monthly claims accrual. Refer to our critical accounting policies for additional discussion of our general and professional liability costs.

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

         General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $4.0 million from the first nine months of 2001 to 2002. The increases related to general inflationary costs that were partially offset by decreases in deferred compensation plans.

         Depreciation and Amortization. Depreciation decreased $1.2 million from the third quarters of 2001 to 2002 because of the sale of our hospital and write down of asset values due to impairment, as discussed below. Depreciation increased $0.6 million from the first nine months of 2001 to 2002 as a result of additional depreciation for our new construction projects and renovations of existing facilities completed in the past year that was partially offset by a decline in depreciation from the sale of our hospital and asset impairments. Amortization decreased $1.1 million and $2.5 million from the third quarters and first nine months of 2001 to 2002, respectively. We no longer amortize goodwill that amounted to $0.8 million and $2.6 million in the third quarter and first nine months of 2001. See Note 4 to the consolidated financial statements for additional discussion of the change in accounting principle for goodwill.

         Asset Impairment. During our quarterly review of long-lived assets in 2002, management determined that certain assets were impaired, as summarized in the table below.

                                             2nd Quarter            3rd Quarter      Year-to-date
                                             -----------            -----------      ------------
                                                                (In thousands)
Long-term care facilities                    $  12,490                                 $  12,490
Land parcels                                     1,507                                     1,507
Assets held for sale                             5,891                 2,356               8,247
Vision business                                  4,988                   389               5,377
                                              --------               -------            --------
                                             $  24,876              $  2,745           $  27,621
                                              ========               =======            ========

We determined that our long-term care facilities, consisting of four skilled nursing and three assisted living facilities, were impaired in the second quarter of 2002 based on the carrying value exceeding the projected future undiscounted cash flows. Based on market conditions and their history of negative cash flows, we determined that the necessary profitability levels would not occur in the near future. We closed or have plans to close four of the facilities. We are currently looking at alternatives for the other three facilities. We may continue to operate the facilities, sell the facilities for their current operations or sell the facilities for alternative uses. We reduced the carrying values of the seven facilities by $12.5 million to their estimated fair values of $8.7 million. The estimated fair values were determined based on comparable sales values. We also determined that the carrying values of five land parcels exceeded our estimated fair values by $1.5 million. The fair values were based on estimated sales values under current market conditions.

During the second quarter of 2002, we received offers on ten of our assisted living facilities that are held for sale. The accepted offers, less the cost to sell, were less than our carrying values on nine of these facilities and required us to write down the asset values by $5.9 million to their estimated fair values of $36.5 million. The facilities are located in Michigan, Ohio, Pennsylvania and Texas. During the third quarter of 2002, we received an offer on our three Florida assisted living facilities that are held for sale. The accepted offer, less cost to sell, was less than our carrying values on these facilities and required us to write down the asset values by $2.3 million to their estimated fair values of $8.4 million. We expect to close on the sale of five of the facilities in the next 90 days and perhaps more if satisfactory agreements can be reached. If we do not have substantially finalized agreements on the remaining facilities by year end, we will reclassify the facilities to property and equipment at their current fair value. Since the write-down of the assets to fair value was in excess of the depreciation that we would have recorded on these facilities, we will not have to recognize a retroactive depreciation adjustment if reclassified to property and equipment.

In the second quarter of 2002, we decided that our vision business was no longer a long-term strategy. Because of this decision, our non-compete and management contracts were impaired and written down by $5.0 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings. In the third quarter of 2002, we terminated one of our vision management contracts requiring a write down of the remaining fair value of $0.4 million.

As a result of the write-down of assets, change in the intangible assets' estimated useful life and sale of our hospital, depreciation and amortization is expected to decrease by approximately $4.5 million on an annual basis.

         Interest Expense. When excluding capitalized interest and interest from the arbitration decision with NeighborCare, our interest expense in the third quarter and first nine months of 2002 decreased $2.8 million and $10.7 million compared with the same periods in 2001 because of lower interest rates and debt levels. We accrued $1.0 million of interest expense in the fourth quarter of 2001 related to the NeighborCare arbitration and reversed $0.5 million in the second quarter of 2002 due to an amended arbitration decision.

         Gain (Loss) on Sale of Assets. Our gain on sale of assets in the first nine months of 2002 primarily related to the gain of $31.1 million recognized on the sale of our hospital to Health Management Associates, Inc. Our gain on sale of assets in the first nine months of 2001 primarily related to the sale of a skilled nursing facility.

         Equity in Earnings of Affiliated Companies. Our equity earnings in the third quarter and first nine months of 2002 increased $1.2 million compared with the same periods of 2001 because of our pharmacy partnership and recent ownership interest in two hospitals. See Note 3 to the consolidated financial statements for further discussion of our hospital investments.

We recorded equity losses related to our development joint venture with Alterra Healthcare Corporation on this line item during the first half of 2001 and then began to consolidate the results of the 13 assisted living facilities in the second half of 2001. During the first half of 2001, we recorded equity losses of $3.1 million related to this joint venture.

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

FINANCIAL CONDITION - SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Our receivables decrease of $10.1 million included the reduction of $19.8 million from the sale of our hospital in Mesquite, Texas.

Assets held for sale decreased $9.4 million because of the write-down of the assets by $8.2 million to their estimated fair values and the receipt of cash in 2002 of $1.2 million from a 2001 settlement with Alterra Healthcare Corporation and the third-party equity investors.

Property and equipment decreased $59.3 million primarily because of depreciation of $86.7 million, disposal of our hospital's assets of $20.4 million and impairment of our long-term care assets of $12.5 million. These decreases were partially offset by $68.8 million in new construction and renovations to existing facilities.

Accrued insurance liabilities increased $28.1 million primarily due to the reclassification of an $18.8 million environmental liability from other long-term liabilities. The payment is due in January 2003. Most of this payment will be offset by insurance proceeds that are due in January 2003. As a result, we also reclassified $9.5 million from other long-term assets to receivables. Other long-term liabilities increased $47.7 million, after excluding the reclassification of the environmental liability, because of additional accruals for insurance liabilities.

Income taxes payable decreased $34.3 million primarily because of our $35.3 million payment to the Internal Revenue Service (IRS) related to the settlement agreement for corporate-owned life insurance, or COLI, for the years 1993 through 1997.

Other accrued liabilities decreased $23.0 million primarily because of our $22.0 million payment to NeighborCare in the second quarter of 2002 related to the arbitration decision.

Long-term debt due within one year increased $252.0 million primarily due to the reclassification of our credit agreement debt of $249.4 million from long-term debt as it matures in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. During the first nine months of 2002, we satisfied our cash requirements from cash generated from operating activities and proceeds from sale of assets. We used the cash principally for capital expenditures, acquisitions, to repay debt and to purchase our common stock. Cash flows from operating activities were $218.5 million for the first nine months of 2002. Our operating cash flows decreased $6.7 million from the first nine months of 2001 because we had two significant unusual operating cash outflows in the second quarter of 2002. The payments included $22.0 million to NeighborCare related to the arbitration decision and $35.3 million to the IRS related to the settlement agreement for COLI.

         Investing Activities. Our expenditures for property and equipment of $68.8 million in the first nine months of 2002 included $13.1 million to construct new facilities and expand existing facilities. On April 30, 2002, we completed the sale of our hospital for $79.7 million. Separately, we acquired 20 percent interests in two separate entities, including one that owns our former hospital, for a total of $32.0 million.

         Debt Agreement. At September 30, 2002, outstanding borrowings totaled $249.4 million under a five-year, $500 million revolving credit agreement. The loans under this agreement were reclassified to a current liability this quarter since the agreement matures on

September 24, 2003. We plan on refinancing a major portion of this credit facility with bank debt or public debt prior to its scheduled maturity. After consideration of usage for letters of credit, the remaining credit availability under the five-year agreement totaled $215.2 million at September 30, 2002.

         Stock Purchase. On December 4, 2001, our board of directors authorized us to spend up to $100 million to purchase our common stock from January 1, 2002 through December 31, 2003. On July 16, 2002, our board authorized an additional $100 million through December 31, 2003. We purchased 5,205,700 shares for $119.2 million in the first nine months of 2002 and an additional 750,000 shares for $15.2 million in October 2002. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

         Senior Executive Retirement Plan. Our senior executive retirement plan, or SERP, is funded by collateral assignment split-dollar life insurance policies which may be impacted by the Sarbanes-Oxley Act of 2002 and recently proposed IRS regulations. The Sarbanes-Oxley Act may prohibit future premium payments by the Company as disallowed loans to executive officers. In addition, the proposed IRS regulations may require changes to the treatment of split-dollar arrangements so that the arrangments will come within certain "safe harbor" provisions under the regulations. Since clarification on Sarbanes-Oxley and the IRS regulations may not be immediately forthcoming, the policies may need to be restructured. As a result, we are evaluating various options regarding our SERP.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2001. At September 30, 2002, the fair value of our 7 1/2% and 8% Senior Notes exceeded the carrying value by approximately $13.9 million, which represented a decline in fair value since year end.

Item 4.  Controls and Procedures

Within 90 days of filing this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002 and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Prior to August 21, 2002, when all of the legal proceedings described below were dismissed with prejudice in their entirety, Manor Care and certain related persons and entities were parties to five actions by or against Genesis Health Ventures, Inc. or its subsidiary, NeighborCare Pharmacy Services, Inc. Each of the five actions was commenced in 1999.

In the first action, NeighborCare instituted an arbitration proceeding and filed a lawsuit in the Circuit Court for Baltimore City, Maryland against us and certain related entities, seeking damages and other relief arising from the allegation that the defendants had improperly sought to terminate certain long-term Master Service Agreements with Vitalink Pharmacy Services, Inc., now known as NeighborCare. NeighborCare subsequently dismissed the Maryland action and consolidated certain of those claims into the arbitration.

In the second action, NeighborCare filed a complaint in the Circuit Court for Baltimore County, Maryland against OmniCare, Inc. and Heartland Healthcare Services seeking damages and other relief. Heartland Healthcare Services is a partnership between us and a subsidiary of

OmniCare. The complaint included counts for tortious interference with Vitalink's purported contractual rights under the Master Service Agreements.

In the third action, Genesis filed suit in federal district court in Delaware against us and certain related entities and persons. The complaint alleged that the defendants fraudulently induced Genesis to acquire, in August 1998, all of the outstanding stock of Vitalink Pharmacy Services, Inc. without advising Genesis of the defendants' alleged intent to terminate the Master Service Agreements. The suit also alleged that our ownership in the Heartland Healthcare Services partnership violated a non-compete agreement. The suit sought damages and injunctive relief enforcing the covenant not to compete.

In the fourth action, our wholly-owned subsidiary, Manor Care of America, or MCA, filed a separate action in federal district court in Delaware seeking damages and other relief against Genesis arising from Genesis' 1998 acquisition of Vitalink. MCA's lawsuit alleged that Genesis violated Section 11 and Section 12 of the Securities Act of 1933, when Genesis issued approximately $293 million of Genesis Preferred Stock to MCA for MCA's interest in Vitalink.

In the fifth action, MCA filed suit in federal court in Toledo, Ohio against Genesis and certain other entities. The complaint alleged Genesis violated the terms of a rights agreement between Genesis and MCA in connection with the Vitalink transaction.

On August 16, 2002, Manor Care and Genesis announced that they were withdrawing all outstanding legal actions against each other and their related entities, including all pending litigation relating to the Master Service Agreements or arising from Genesis's 1998 acquisition of MCA's subsidiary, Vitalink Pharmacy Services, Inc. On August 21, 2002, the parties to the actions filed Stipulations of Dismissal with Prejudice in each of the four court cases discussed above. On the same date, pursuant to the parties' agreement, the Arbitrator entered an Order vacating all prior orders and dismissing the case with prejudice. The August 21, 2002 Stipulations of Dismissal with Prejudice and Order by the Arbitrator fully resolve the five legal disputes.

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

99.2        Chief Financial Officer Certification Pursuant To 18 U.S.C. Section
            1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act
            Of 2002

(b) Reports on Form 8-K
On August 13, 2002, Manor Care, Inc. filed a Form 8-K and under Item 9 included the Statements under Oath of its Principal Executive Officer and its Principal Financial Officer.

On August 19, 2002, Manor Care, Inc. filed a Form 8-K and under Item 5 included the August 16, 2002 press release announcing that Manor Care and Genesis Health Ventures, Inc. are withdrawing all outstanding legal actions against each other and have executed a new pharmacy agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Manor Care, Inc.
                                (Registrant)

Date November 11, 2002          By  /s/ Geoffrey G. Meyers
                                    --------------------------------------------
                                    Geoffrey G. Meyers, Executive Vice President
                                    and Chief Financial Officer

                                 CERTIFICATIONS

I, Paul A. Ormond, certify that:

  (1) I have reviewed this quarterly report on Form 10-Q of Manor Care, Inc.;

  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ Paul A. Ormond
Chairman, President and Chief Executive Officer

I, Geoffrey G. Meyers, certify that:

  (1) I have reviewed this quarterly report on Form 10-Q of Manor Care, Inc.;

  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ Geoffrey G. Meyers
Executive Vice President and Chief Financial Officer

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