Form 10-K
period 2002-12-31
MANOR CARE INC
filed 2003-03-07
CIK 878736

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-10858

MANOR CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1687107 (IRS Employer Identification No.)

333 N. Summit Street, Toledo, Ohio (Address of principal executive offices)	43604-2617 (Zip Code)

Registrant’s telephone number, including area code: (419) 252-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

(Cover page 1 of 2 pages)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X                   No

Based on the closing price of $23.00 per share on June 30, 2002, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,194,883,054. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of Common Stock, $.01 par value, of
Manor Care, Inc. outstanding as of February 28, 2003 was 94,351,296.

Documents Incorporated By Reference

The following document is incorporated by reference in the Part indicated:

     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 6, 2003 in Part III.

Cover page 2 of 2 pages)

PART I

PART I

Item 1. Business

General Development of Business

Manor Care, Inc., which we also refer to as Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living, which is our only reportable operating segment. We provide greater detail about the revenues of certain health care services and other segment information in Notes 7 and 18 to the consolidated financial statements.

     Sale of Hospital. On April 30, 2002, we completed the sale of our Mesquite, Texas acute-care hospital to Health Management Associates, Inc., or HMA, for $79.7 million in cash. Separately, we invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. Simultaneously, we acquired for $16.0 million a 20 percent interest in an HMA entity that had recently acquired another hospital in Mesquite, Texas.

     Assets Held for Sale. On December 31, 2001, we had 13 assisted living facilities held for sale. During 2002, we sold two of the Texas facilities for $5.5 million. We transferred the remaining 11 facilities to property and equipment because we did not have final purchase agreements on December 31, 2002.

Our executive offices are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. Our telephone number is (419) 252-5500. Our Internet website is at www.hcr-manorcare.com. Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website with a hyperlink to the SEC’s website.

Narrative Description of Business

Long-Term Care Services

We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names. On December 31, 2002, we operated 296 skilled nursing facilities and 70 assisted living facilities in 32 states with more than 60 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.

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

Health Care Services

We provide rehabilitation therapy in our long-term care centers, other skilled centers, hospitals and our 91 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. Our home health and hospice business specializes in all levels of home health, hospice care and rehabilitation therapy with 88 offices in 22 states. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. We sold our acute-care hospital in 2002.

Other Services

We have long-term management contracts with physician practices in the Midwestern states, specializing in vision care. In 2002, we decided that our vision management business was no longer a long-term strategy and terminated one of our contracts. We own approximately 97 percent of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 64 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2002 were approximately 5 percent, the lowest rate of increase in over two years. We have decreased our temporary staffing expenses but have also seen a rise in workers’ compensation expense.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers, primarily in 2001 and 2000. We implemented certain training and education programs, which have helped with retention of employees. Our 2002 temporary staffing costs for our long-term care segment have decreased by over 50 percent in comparison with 2001. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

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

	2002	2001	2000

Medicaid	33%	33%	33%
Medicare	31%	28%	24%
Private pay & other	36%	39%	43%

	100%	100%	100%

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

     Medicare and Medicaid Payment Changes under the Budget Act. Medicare reimbursed skilled nursing facilities retrospectively for cost-reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year, and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Medicare program phased in this prospective payment system over three cost-reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services, which went into effect October 1, 2000. The Budget Act also reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redressed certain reductions in Medicare reimbursement resulting from the Budget Act. See the “Results of Operations – Overview” section on pages 19-20 under Item 7, Management’s Discussion and Analysis, for a discussion of how this legislation affected us.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 expired on September 30, 2002, the so-called Medicare Cliff. Congress has not enacted additional legislation to date to further extend these provisions. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted. We believe that much of the decrease in revenues from the Medicare Cliff will be offset by a shift in the mix of our patients to a higher percentage of Medicare and insurance, as well as the Medicare statutory annual inflationary increase effective October 1.

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

Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things,:

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

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reform affecting the payment for and availability of health care services. Some aspects of these health care initiatives could adversely affect us, such as:

•	Reductions in funding of the Medicare or Medicaid programs;

•	Potential changes in reimbursement regulations by the Centers for Medicare & Medicaid Services, or CMS, formerly known as the Health Care Financing Administration;

•	Enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

•	Greater state flexibility in the administration of Medicaid.

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

The January 2001 final rule to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. This final rule is commonly referred to as Phase I. Certain statutory exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Phase I of the final rule also sets forth additional exceptions. Most of this rule became effective January 4, 2002, except for provisions governing referrals for home health care services, which became effective April 6, 2001. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things,:

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

Phase II of the final rule, which has not been issued, will cover the remaining portions of the statute, including those pertaining to Medicaid.

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

HIPAA, which became effective January 1, 1997, expands the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal health care program, and creates new enforcement mechanisms to combat fraud and abuse. The Budget Act also expanded numerous health care fraud provisions.

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

The Medicare program has taken the position for cost reporting years 1997 through 1999 that one of our subsidiaries providing rehabilitation management services is a related party and that certain fees paid to this entity should be adjusted based upon the related party rule. The Maryland Medicaid program has taken the same position, based upon the Medicare program’s position. We have appealed the decisions of the Medicare program and Maryland Medicaid program to adjust these fees. We have signed a settlement agreement with Medicare for cost reporting years 1997, 1998 and 1999 that involves a payment to Manor Care, which is not expected to be material to our financial results. We are currently in discussions with the Maryland Medicaid program to reach a settlement on the same basis for cost reporting years 1998 and 1999 related to three Manor Care nursing facilities.

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

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

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

Third, on February 20, 2003, the Department of Health and Human Services issued final rules governing the security of health information. This rule specifies a series of administrative, technical and physical security procedures for entities such as us to use to assure the confidentiality of electronic protected health information.

The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While we initially were required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delays for one year (until October 16, 2003) the compliance date, but only for entities that submit a compliance plan to the Department of Health and Human Services by the original implementation deadline, which we have done. On February 20, 2003, the Department of Health and Human Services published certain modifications to the final transaction standards, but these changes do not affect the October 16, 2003 compliance deadline. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities.

Management is in the process of evaluating the effect of HIPAA on us. At this time, management anticipates that we will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance with the rules that have not yet gone into effect. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2002, we had approximately 61,000 full- and part-time employees. Approximately 5,700 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 1,900 of our employees are members of labor unions.

Item 2. Properties

Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 366 long-term care centers located in 32 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2002, approximately 87 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2002.

	Number of Centers

		Assisted
	Skilled	Living	Number of Beds

Pensylvania	47	10	8,331
Florida	35	14	6,073
Ohio	42	9	6,057
Illinois	30	8	4,581
Michigan	26	3	3,651
Texas	19	4	3,238
Maryland	13	9	2,626
California	9	1	1,388
Virginia	6	2	1,038
Wisconsin	9		976
West Virginia	7		940
South Carolina	7		853
Indiana	4	1	777
New Jersey	4	4	736
Oklahoma	6		716
Washington	4		483
Kansas	3		466
New Mexico	3		455
Missouri	3		430
Iowa	4		406
Delaware	2	1	347
Colorado	2		300
Kentucky	1	1	264
Georgia	2		257
North Dakota	2		215
Tennessee	1		211
Connecticut		3	180
Nevada	1		180
Utah	1		140
North Carolina	1		120
Arizona	1		118
South Dakota	1		99

Total of long-term care segment	296	70	46,652

We own 345 of these centers, lease 20, and have a partnership in one center. We operate 70 assisted living facilities with a total of 5,457 beds. Ten of our properties are subject to liens that encumber the properties in an aggregate amount of $26,325,000.

We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our off-balance sheet obligation for this lease in the “Capital Resources and Liquidity” section on page 32 under Item 7, Management’s Discussion and Analysis. We also lease space for our outpatient therapy clinics and home health and hospice offices.

Item 3. Legal Proceedings

See our Form 10-Q for the quarterly period ended September 30, 2002 for a discussion of the legal proceedings with Genesis Health Ventures, Inc. that were dismissed with prejudice in August 2002.

See the “Commitments and Contingencies” section on pages 33-34 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded.

NYSE Market Price History

	Low	High	Close

2002 First Quarter	$18.43	$23.50	$23.30
Second Quarter	$22.20	$27.01	$23.00
Third Quarter	$17.83	$23.80	$22.48
Fourth Quarter	$16.24	$22.61	$18.61
2001 First Quarter	$17.31	$25.00	$20.40
Second Quarter	$18.99	$31.75	$31.75
Third Quarter	$23.90	$34.50	$28.10
Fourth Quarter	$20.45	$29.15	$23.71

We have not declared or paid any cash dividends on our common stock.

On January 31, 2003, we had 3,090 stockholders of record. Approximately 93 percent of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We estimate that the shares attributed to these financial institutions represent the interests of more than 20,000 beneficial owners.

Item 6. Selected Financial Data

Five-Year Financial History

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share and Other Data)
Results of Operations
Revenues	$2,905,448	$2,694,056	$2,380,578	$2,135,345	$2,209,087
Expenses:
Operating	2,401,636	2,271,808	2,016,764	1,697,459	1,715,575
General and administrative	131,628	115,094	104,027	89,743	96,017
Depreciation and amortization	124,895	128,159	121,208	114,601	119,223
Provision for restructuring charge, merger expenses, asset impairment and other related charges	33,574			14,787	278,261

	2,691,733	2,515,061	2,241,999	1,916,590	2,209,076

Income from continuing operations before other income (expenses), income taxes and minority interest	213,715	178,995	138,579	218,755	11
Other income (expenses):
Interest expense	(37,651)	(50,800)	(60,733)	(54,082)	(46,587)
Gain (loss) on sale of assets	30,651	(445)	506
Impairment of investments			(20,000)	(274,120)
Equity in earnings of affiliated companies	4,761	1,407	812	1,729	5,376
Other income	1,208	835	2,505	5,322	16,635

Total other expenses, net	(1,031)	(49,003)	(76,910)	(321,151)	(24,576)

Income (loss) from continuing operations before income taxes and minority interest	212,684	129,992	61,669	(102,396)	(24,565)
Income taxes (benefit)	80,820	61,502	21,489	(47,238)	21,597
Minority interest income			1,125

Income (loss) from continuing operations	$131,864	$68,490	$39,055	$(55,158)	$(46,162)

Earnings per share - Income (loss) from continuing operations:
Basic	$1.34	$.67	$.38	$(.51)	$(.42)
Diluted	$1.33	$.66	$.38	$(.51)	$(.42)

Cash Flows
Cash flows from operations	$283,293	$283,427	$210,149	$137,110	$135,403

Financial Position
Total assets	$2,306,932	$2,424,071	$2,358,468	$2,289,777	$2,722,727
Long-term debt	373,112	715,830	644,054	687,502	693,180
Shareholders’ equity	1,016,047	1,046,538	1,012,729	980,037	1,199,168

Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	366	368	354	346	360

We changed our method of accounting for our investment in In Home Health, Inc., or IHHI, over the past five years due to changes in ownership or control. We consolidated IHHI’s financial results after 1999 and recorded them under the equity method in 1999 and 1998. See Note 1 to our consolidated financial statements for further discussion of the change from the equity method to consolidation of IHHI in 2000. We changed from consolidation to the equity method of accounting for IHHI in 1998 as a result of modifications to a preferred stock agreement that changed our voting rights related to our preferred stock ownership. IHHI’s results are not included on the individual line items when recording under the equity method. For a consistent trend, you must add the amounts above with IHHI’s revenues of $84.3 million for 1999 and $87.7 million for 1998, and IHHI’s operating expenses of $72.2 million for 1999 and $83.7 million for 1998.

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

     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. On December 31, 2002, we operated 296 skilled nursing facilities and 70 assisted living facilities in 32 states with more than 60 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide subacute medical and rehabilitation care and/or Alzheimer’s care programs.

Growth in our long-term care segment continues. The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. The additions represent facilities built, acquired, leased or transferred out of assets held for sale. The divestitures include facilities that were sold, closed or the lease expired. We have not included in the table any activity related to managed facilities or expansion of beds in existing facilities.

	2002		2001		2000

	Facilities	Beds	Facilities	Beds	Facilities	Beds

Skilled nursing facilities:

Additions	—	—	3	475	—	—

Divestitures	3	498	—	—	2	349

Assisted living facilities:
Additions	14	826	1	60	12	728

Divestitures	—	—	1	60	—	—

     Health Care Services. Our home health and hospice business includes all levels of home care, hospice care and rehabilitation therapy with 88 offices in 22 states. The growth in our home health and hospice business is primarily a result of opening additional offices and expansion of our hospice client base in existing markets where we benefit from our long-term care relationship. We have also had some growth from acquisitions, including our acquisition of In Home Health, Inc., or IHHI, in 2000, as discussed in Note 1 to our consolidated financial statements.

We provide rehabilitation therapy in our skilled nursing centers and our 91 outpatient therapy clinics, as well as in hospitals and schools, serving the Midwestern and Mid-Atlantic states, Texas and Florida. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers.

On April 30, 2002, we completed the sale of our Mesquite, Texas acute-care hospital to Health Management Associates, Inc., or HMA, for $79.7 million in cash. Separately, we invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. We recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, we acquired for $16.0 million a 20 percent interest in an HMA entity that had recently acquired another hospital in Mesquite, Texas.

     Other Services. We have long-term management contracts with physician practices in the Midwestern states, specializing in vision care. In 2002, we decided that our vision management business was no longer a long-term strategy, which resulted in the writedown of intangible assets and the termination of one of the contracts.

We are a majority owner of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

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

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redressed certain reductions in Medicare reimbursement resulting from the Budget Act. Several provisions of BBRA 99 positively affected us, beginning primarily in the latter half of 2000. These provisions included:

•	A temporary increase in the payment for certain high-cost nursing home patients, for services provided beginning April 1, 2000. BIPA 2000 amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific categories to all rehabilitation categories. This temporary increase will continue until the Secretary of the Department of Health and Human Services implements a refined patient classification to better account for medically complex patients. The Secretary did not implement such refinements in fiscal year 2003, and President Bush’s proposed fiscal year 2004 budget indicates that the refinements will not be adopted in fiscal year 2004;

•	Specific services or items, such as ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices, furnished on or after April 1, 2000, may be reimbursed outside of the prospective payment system daily rate;

•	A two-year moratorium on the annual $1,500 therapy cap on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. BIPA 2000 amended this provision, extending the moratorium through December 31, 2002. While Congress did not extend the moratorium before it expired, the Centers for Medicare & Medicaid Services has announced that it will not begin enforcing the therapy caps until July 1, 2003; and

•	A delay in the 15 percent reduction in the base payment level for our home health business until October 2001. BIPA 2000 further amended this provision, extending the delay through September 30, 2002.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 expired on September 30, 2002, the so-called Medicare Cliff. Congress has not enacted additional legislation to date to further extend these provisions. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted. We believe that much of the decrease in revenues from the Medicare Cliff will be offset by a shift in the mix of our patients to a higher percentage of Medicare and insurance, as well as the Medicare statutory annual inflationary increase effective October 1.

     Labor. Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 64 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2002 were approximately 5 percent, the lowest rate of increase in over two years. We have decreased our temporary staffing expenses but have also seen a rise in workers’ compensation expense.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers, primarily in 2001 and 2000. We implemented certain training and education programs, which have helped with retention of employees. Our 2002 temporary staffing costs for our long-term care segment have decreased by over 50 percent in comparison with 2001. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

     General and Professional Liability Costs. The significant increase in patient care liability costs in the past three years is a critical issue for our industry. General and professional liability claims for the long-term care industry have become increasingly expensive. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5, 2001. The industry had not been included in previously passed tort reform in Florida that benefited other health care providers. The 2001 legislation that was passed includes caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations. In addition to Florida, there has been increased focus on tort reform at the national level, as well as a start of reform in other key states. While we cannot assure you that the legislative changes will have a positive impact on the current trend, we believe that this could be an important step in reducing the long-term care industry’s current litigation burden.

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

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on certain factors, such as payor type, historical collection trends and aging categories. We calculate our reserve for bad debts based on the length of time that the receivables are past due. The percentage that we apply to the receivable balances in the various aging categories is based on our historical experience and time limits, if any, for each particular pay source, such as private, insurance, Medicare and Medicaid.

     Impairment of Property and Equipment and Intangible Assets. We evaluate our property and equipment and intangible assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or the life of the asset may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses and local market developments. If these factors and the projected undiscounted cash flow of the entity over its remaining life indicate that the asset will not be recoverable, the carrying value will be adjusted to its fair value if it is lower. If our projections or assumptions change in the future, we may be required to record additional impairment charges for our assets.

     General and Professional Liability. We purchase general and professional liability insurance and have maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $5.0 million depending on the policy year and state. We also have additional self-insurance levels that could result in maximum aggregate payments of $4.0 million and $12.5 million for the annual policy periods ending May 31, 2002 and 2003, respectively.

Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current year assumptions accordingly. We evaluate the adequacy of our general and professional liability reserves with our independent actuary semi-annually. We do see an improving trend in terms of patient liability costs, and our average settlement costs per claim have decreased in comparison to the prior year. Although we believe our liability reserves are adequate, we can give you no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The most significant assumptions used in the estimation process include determining the trend in costs, the expected costs of claims incurred but not reported and the expected future costs related to existing claims. Our assumptions take into consideration our internal efforts to contain our costs with safety and training programs. In addition, we review industry trends and changes in the regulatory environment. Although we believe our liability reserves are adequate, we can give you no assurance that these reserves will not require material adjustment in future periods.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Revenues. Our revenues increased $211.4 million from 2001 to 2002. Excluding the results of our hospital that we sold in 2002, revenues increased $250.9 million, or 10 percent, compared with 2001. Revenues from our long-term care segment increased $219.0 million, or 10 percent, primarily due to increases in rates/patient mix–$175.6 million and capacity–$43.3 million. Our revenues from the home health and hospice business increased $45.1 million, or 19 percent, primarily because of an increase in hospice services.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 3 percent from $317 per day in 2001 to $328 per day in 2002, primarily due to inflationary increases. The 2002 Medicare rate increase was offset by the expiration of certain rate increases from BBRA 99 and BIPA 2000 on September 30, 2002, the so-called Medicare Cliff. Because of the net effect of inflationary increases and the Medicare Cliff, our Medicare rates in the fourth quarter of 2002 were reduced by $25 per patient day to $310 per day compared with the third quarter. The related revenue decline was partially offset by an increase in the volume of Medicare patients. Our average Medicaid rate increased 8 percent from $116 per day in 2001 to $125 per day in 2002. We expect our average Medicaid rate to increase between 4 percent and 5 percent in the first half of 2003, but we are unable to predict the rate increase, if any, for the second half. Our average private and other rates for our skilled nursing facilities increased 6 percent from $172 per day in 2001 to $182 per day in 2002. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.

Our bed capacity increased between 2001 and 2002 primarily because of the transfer of 11 assisted living facilities out of held for sale, as well as the timing of opening or closing facilities (see our table in the overview). Assets held for sale were not included in our long-term care segment in 2001. Our occupancy levels were 87 percent for 2001 and 2002. When excluding start-up facilities, our occupancy levels were 88 percent for 2001 and 2002. Our occupancy levels for skilled nursing facilities were 88 percent for 2001 and 2002. In the third and fourth quarter of 2002, our skilled nursing occupancy was 89 percent. The quality mix of revenues from Medicare, private pay and insured patients related to long-term care facilities and rehabilitation operations remained constant at 67 percent for 2001 and 2002.

     Operating Expenses. Our operating expenses increased $129.8 million from 2001 to 2002. Excluding the results of our hospital that was sold in 2002, operating expenses in 2002 increased $163.1 million, or 7 percent, compared with 2001. Operating expenses from our long-term care segment increased $146.5 million, or 8 percent. Operating expenses from our home health and hospice business increased $33.3 million, or 16 percent, because of an increase in services.

We attribute the largest portion ($132.1 million) of the long-term care operating expense increase between 2001 and 2002 to wages, temporary staffing and payroll overhead, including workers’ compensation. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $25.4 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients.

Our long-term care general and professional liability expense decreased from $96.8 million in 2001 to $78.9 million in 2002. Our 2002 expense included $3.5 million of additional expense due to a court-ordered liquidation of one of our insurers. The corresponding reserve represents our estimated costs for claims in 1993 to 1997 that may not be covered by government emergency recovery funds. Our 2001 expense included $58.8 million for our current policy periods and $38.0 million for a change in estimate on policy periods prior to June 2000. Refer to our overview for additional discussion of our general and professional liability costs.

We had an additional long-term care operating expense of $23.6 million in the fourth quarter of 2001 related to the damage award from the arbitration decision with NeighborCare Pharmacy Services, or NeighborCare. On February 14, 2002, a decision was rendered in an arbitration hearing between NeighborCare, an institutional pharmacy services subsidiary of Genesis Health Ventures, Inc., and us. The decision denied our right to terminate our NeighborCare supply agreements before their expiration on September 30, 2004. The decision required us to pay damages and certain related amounts of approximately $23.6 million to NeighborCare for profits lost, as well as prejudgment interest of $1.0 million, as a result of their being precluded from supplying other facilities of ours. The estimated interest cost of $1.0 million was recorded in interest expense. During 2002, we reversed $2.1 million of the $23.6 million charge that was recorded in 2001 based on an amendment to the decision and award dated June 21, 2002. We paid $21.5 million in 2002. See discussion of the interest expense portion of the award below.

     General and Administrative Expenses. Our general and administrative expenses increased $16.5 million compared with 2001. In the fourth quarter of 2002, we recorded a $13.6 million charge related to the restructuring of our split-dollar insurance arrangements. One of our senior executive retirement plans is funded through collateral assignment split-dollar life insurance arrangements. Under these arrangements, the officers are owners of the life insurance policies subject to an assignment to Manor Care of an interest in the policy cash value equal to the premiums paid by us. Because of the possible interpretation that our future payment of premiums on these policies would be considered a prohibited loan under the Sarbanes-Oxley Act of 2002, we suspended future premium payments following the passage of that Act. Policy dividend values are currently being used to pay the required portion of the annual premiums.

In addition, under the split-dollar assignment agreements, the transaction with Manor Care of America, Inc., or MCA, in 1998 required us to set aside cash for future premium payments or to reallocate a portion of the corporate interest in the policies. As the Sarbanes-Oxley Act may prohibit additional funding by Manor Care, we committed to reallocate $22.1 million of our interest in the policy cash surrender values to the various officer policies, upon officer retirement. This reallocation also reduced our accrued liability by $8.5 million, resulting in a net charge of $13.6 million.

Excluding this charge, general and administrative expenses approximated 4 percent of revenues and increased $2.9 million from the prior year. The increases related to general inflationary costs that were partially offset by decreases in costs for deferred compensation plans and stock appreciation rights.

     Depreciation and Amortization. Depreciation remained constant in comparison to the prior year. The increase in depreciation for our new construction projects and renovations of existing facilities was offset by the decline in depreciation of $2.3 million from the sale of our hospital and writedown of asset values due to impairment, as discussed below. Amortization decreased $3.3 million from 2001 to 2002 because we no longer amortize goodwill. See Note 5 to the consolidated financial statements for additional discussion of the change in accounting principle for goodwill.

     Asset Impairment. During our quarterly reviews of long-lived assets in 2002, management determined that certain assets were impaired by $33.6 million. The impairment consisted of $17.8 million for long-term care facilities, $2.8 million for non-strategic land parcels, $7.6 million for assets held for sale and $5.4 million for our vision business.

We determined that our long-term care facilities, consisting of seven skilled nursing and three assisted living facilities, were impaired in 2002 based on market conditions and their history of negative cash flows. We determined that the necessary profitability levels would not occur in the near future and the carrying value of the facilities exceeded the projected future undiscounted cash flows. We closed three of the facilities and are currently looking at alternatives for the other seven facilities. We may continue to operate the facilities, sell the facilities as currently operated or sell the facilities for alternative uses. We reduced the carrying values of the 10 facilities by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. We also determined that the carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, we received offers on all 13 of our assisted living facilities that were held for sale. The offers, less the cost to sell, were less than our carrying values on 12 of these facilities and required us to write down the asset values by $8.3 million to their estimated fair values of $44.8 million. We sold two of the Texas facilities in the fourth quarter of 2002. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and, accordingly, are no longer held for sale. Because the writedown of the assets to fair value was in excess of the depreciation that we would have recorded on these facilities, we did not have to recognize a retroactive depreciation adjustment when the facilities were transferred to property and equipment. This transfer required us to reverse $0.7 million of expense previously recorded for estimated selling costs.

We decided that our vision business was no longer a long-term strategy. Because of this decision, our non-compete and management contracts were impaired and written down by $5.0 million in the second quarter. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings. We terminated one of our vision management contracts in the third quarter, requiring a writedown of the remaining fair value of $0.4 million.

     Interest Expense. When excluding capitalized interest and interest from the arbitration decision with NeighborCare, our interest expense decreased $13.1 million compared with 2001 because of lower interest rates and debt levels. We accrued $1.0 million of interest expense in the fourth quarter of 2001 related to the NeighborCare arbitration decision and reversed $0.5 million in the second quarter of 2002 due to an amended arbitration decision.

     Gain (Loss) on Sale of Assets. Our gain on sale of assets in 2002 primarily related to the $31.1 million gain recognized on the sale of our hospital.

     Equity in Earnings of Affiliated Companies. Our equity earnings increased $2.0 million compared with 2001 because of our pharmacy partnership and recent ownership interest in two hospitals. See Note 4 to the consolidated financial statements for further discussion of our hospital investments.

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

     Income Taxes. During the fourth quarter of 2001, we recorded a $12.0 million charge related to the final resolution with the Internal Revenue Service, or IRS, for corporate-owned life insurance, or COLI. In November 2001, we received a notice from the IRS denying interest deductions on policy loans related to COLI for the years 1993 through 1998. We agreed to a final COLI settlement with the IRS for an estimated $38.0 million including interest, which allowed us to retain a portion of these deductions. We paid $38.0 million in additional taxes in 2002 related to the COLI settlement with the IRS.

     Cumulative Effect of Change in Accounting Principle. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” that we adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. We completed our initial impairment test in the second quarter of 2002 and determined that $1.3 million of our goodwill related to our vision business was impaired. The impairment loss, with zero tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Revenues. Our revenues increased $313.5 million, or 13 percent, from 2000 to 2001. Our revenues from our long-term care segment increased $239.6 million, or 12 percent, due to increases in rates–$213.8 million, increases in bed capacity–$17.4 million and increases in occupancy–$8.4 million. Our revenues from the home health and hospice business increased $53.0 million primarily because of an increase in hospice services and home health visits.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 14 percent from $278 per day in 2000 to $317 per day in 2001 related to BBRA 99 and BIPA 2000 provisions, as well as a shift to higher acuity patients. Our average Medicaid rate increased 7 percent from $108 per day in 2000 to $116 per day in 2001. Private and other rates for our skilled nursing facilities increased 5 percent from $164 per day in 2000 to $172 per day in 2001.

Our bed capacity grew between 2000 and 2001 primarily because we opened two facilities with 180 beds, purchased/leased two facilities with 355 beds and expanded the number of beds in seven facilities in 2001. Our occupancy levels were 86 percent for 2000 compared with 87 percent for 2001. When excluding start-up facilities, our occupancy levels were 87 percent for 2000 and 88 percent for 2001. Our occupancy levels for skilled nursing facilities increased from 87 percent for 2000 to 88 percent for 2001. The quality mix of revenues from Medicare, private pay and insured patients that related to long-term care facilities and rehabilitation operations remained constant at 67 percent for 2000 and 2001.

     Operating Expenses. Our operating expenses in 2001 increased $255.0 million, or 13 percent, compared with 2000. Operating expenses from our home health and hospice business increased $42.4 million due to an increase in services and bad debt expense. Operating expenses from our long-term care segment increased $203.2 million, or 12 percent. We attribute the largest portion of this long-term care operating expense increase in the amount of $119.3 million to labor costs and temporary staffing.

Our other long-term care operating expense increases included ancillary costs, excluding internal labor, of $23.7 million and general and professional liability expense of $19.4 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased from $77.4 million in 2000 to $96.8 million in 2001. Our 2001 expense included $58.8 million for our current policy periods and $38.0 million for a change in estimate on policy periods prior to June 2000. Our 2000 expense included $43.8 million for our current policy periods at that time and $33.6 million for prior policy periods. Refer to the overview for our additional explanation of general and professional liability costs.

We had an additional long-term care operating expense of $23.6 million in the fourth quarter of 2001 related to the damage award from the arbitration decision with NeighborCare. The decision required us to pay damages and certain related amounts of approximately $23.6 million to NeighborCare for profits lost, as well as prejudgment interest of $1.0 million, as a result of their being precluded from supplying other facilities of ours. The estimated interest cost of $1.0 million was recorded in interest expense. The results of the arbitration will not increase our pharmaceutical costs for the remainder of the supply agreement terms.

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

     Impairment of Investments. On April 26, 1998, Vitalink Pharmacy Services, Inc. entered into an Agreement and Plan of Merger with Genesis Health Ventures, Inc. Pursuant to the Vitalink merger agreement, which was effective on August 28, 1998, MCA and one of its subsidiaries received 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock valued at $293.1 million as consideration for all of MCA’s common stock of Vitalink. After a third-party valuation, we reduced the carrying value of our Genesis stock investment by $274.1 million in 1999 because of Genesis’ inability to pay dividends and its operating performance. Because of Genesis’ bankruptcy filing on June 22, 2000, we wrote off the carrying value of our investment of $19.0 million and a separate Genesis-related investment of $1.0 million in 2000.

In October 2001, Genesis emerged from Chapter 11 protection following the completion of its plan of reorganization resulting in no distribution to its preferred or common shareholders. Under the terms of the reorganization, all preferred and common shares were canceled.

     Equity in Earnings of Affiliated Companies. We recorded equity losses related to a development joint venture on this line item during the first half of 2001 and then began to consolidate the results of the 13 assisted living facilities in the second half of 2001. During the first half of 2001, we recorded equity losses of $3.1 million related to this joint venture. We recorded equity losses of $1.2 million in 2000.

We were a 50 percent owner in a partnership that sold its only nursing home in June 2001. During the second quarter of 2001, we reversed $1.5 million of previously recorded losses for this partnership. These losses were booked in excess of our investment because we had guaranteed the partnership’s debt, which was paid off with the sale of the nursing home.

     Interest Income and Other. Interest income and other decreased $1.7 million from 2000 to 2001. In 2000, IHHI had interest income of $1.2 million because of high cash balances prior to our acquisition of its remaining shares in December 2000.

     Minority Interest Income. The minority interest income for 2000 represented the minority owners’ share of IHHI’s net income. In December 2000, we purchased the remaining shares of IHHI to increase our ownership to 100 percent.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Financial Condition — December 31, 2002 and 2001

Receivables increased a net $0.6 million after a decrease of $19.8 million from the sale of our hospital.

Assets held for sale were reduced to zero by certain transactions. As a result of offers on the properties, we reduced the asset values by $8.3 million to their estimated fair values less costs to sell. In the fourth quarter, we sold two of the Texas facilities for $5.5 million. Because we did not have purchase agreements on the remaining 11 facilities, we reversed the estimated selling costs of $0.7 million and transferred the facilities to property and equipment for $43.4 million. Also, in 2002 we received cash of $1.2 million from a 2001 settlement with Alterra Healthcare Corporation and the third-party equity investors which reduced our asset values.

Property and equipment decreased $22.6 million primarily because of depreciation of $115.4 million, disposal of assets of $29.8 million primarily from the sale of our hospital and impairment of our long-term care assets of $17.8 million. These decreases were partially offset by increases of $92.5 million in new construction and renovations to existing facilities and $43.4 million due to the transfer of 11 facilities from assets held for sale.

Other assets decreased $20.1 million primarily as a result of the restructuring of our split-dollar life insurance arrangements. The cash surrender value of the policies decreased $22.1 million as we committed to reallocate our interest in the policy cash surrender values to the various officer policies, upon officer retirement.

Accrued insurance liabilities increased $32.9 million due to the reclassification of an $18.6 million environmental liability from other long-term liabilities and an increase in the current portion of our insurance accruals of $14.3 million. The environmental liability was paid in January 2003. Half of this payment was offset by insurance proceeds that were also received in January 2003. Other long-term liabilities increased $48.2 million, after excluding the reclassification of the environmental liability, because of additional accruals for insurance liabilities.

Income taxes payable decreased $22.7 million primarily because of our $38.0 million payment of additional taxes related to the COLI settlement agreement with the IRS.

Other accrued liabilities decreased $22.6 million because of our $22.0 million payment to NeighborCare related to the arbitration decision.

Long-term debt due within one year increased $262.0 million due to the reclassification of our credit agreement debt of $259.3 million from long-term debt because it matures in September 2003.

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for this year’s financial statements. We included appropriate disclosures of intercompany guarantees of debt in Note 9 to the consolidated financial statements and the residual guarantee and intercompany guarantee on our corporate headquarters’ operating lease in Note 10 to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not determined the effect of adopting this Interpretation.

Capital Resources and Liquidity

     Cash Flows. During 2002, we satisfied our cash requirements from cash generated from operating activities. We used the cash principally for capital expenditures, acquisitions, to repay debt and to purchase our common stock. Cash flows from operating activities were $283.3 million for 2002 which approximated our prior year’s operating cash flows. We had two significant unusual operating cash outflows in 2002 including payments of $22.0 million related to the NeighborCare arbitration decision and $38.0 million in additional taxes related to the COLI settlement agreement with the IRS.

     Investing Activities. Expenditures for property and equipment during 2002 were $92.5 million, which included $16.2 million to construct new facilities and expand existing facilities. On April 30, 2002, we completed the sale of our hospital for $79.7 million. Separately, we acquired 20 percent interests in two different entities, including one that owns our former hospital, for a total of $32.0 million. We also sold two Texas facilities that were held for sale in 2002 for $5.5 million.

     Debt Agreements. On December 31, 2002, we had a five-year, $500 million credit agreement with a group of banks that is scheduled to mature September 24, 2003. We intend to refinance a major portion of this credit facility prior to its scheduled maturity with bank debt or public debt. At December 31, 2002, outstanding borrowings totaled $259.3 million under the five-year agreement. After consideration of usage for letters of credit, we had $205.6 million remaining credit available under the five-year agreement on December 31, 2002.

Our five-year credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2002. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 8% Senior Note agreement contains a clause that is triggered if we have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control is followed by a rating agency downgrade, we are obligated to offer to redeem the 8% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 8% Senior Notes.

     Stock Purchase. During 2001 and 2002, our board of directors authorized us to spend up to $300 million to purchase our common stock with $200 million of the authorization expiring on December 31, 2003 and the remaining $100 million on December 31, 2004. With this authorization, we purchased 7,367,700 shares in 2002 for $162.1 million. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2002:

		Payments Due by Years

			2004-	2006-	After
	Total	2003	2005	2007	2007

			(In thousands)
Debt (excluding capital lease obligations)	$635,420	$267,243	$5,909	$157,652	$204,616
Capital lease obligations	13,619	655	1,235	1,279	10,450
Operating leases (1)	87,011	18,248	17,361	8,678	42,724
Internal construction projects	3,619	3,619
Environmental liability	18,648	18,648

Total	$758,317	$308,413	$24,505	$167,609	$257,790

(1) The operating lease obligation includes the annual operating lease payments on our corporate headquarters that reflect interest only on the lessor’s $22.8 million of underlying debt obligations as well as a residual guarantee of that amount at the lease maturity in 2009. At the maturity of the lease, we will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

We believe that our free cash flow would be sufficient to permit us to repay all of our debt as it matures. However, we also believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature, including our bank credit facility which expires in September 2003. Based on our ability to refinance significant portions of our debt as it matures, we believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under a refinanced bank credit agreement and other financing arrangements that are normally available in the marketplace.

Commitments and Contingencies

     Letters of Credit. We had total letters of credit of $35.1 million at December 31, 2002, which benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 99 percent of these letters of credit related to recorded liabilities.

     Environmental Liabilities. One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been determined. Based upon our current assessment of the likely outcome of the actions, we believe that our future environmental liabilities will be approximately $23.0 to $28.0 million. We have received or expect to receive insurance proceeds that will substantially offset amounts due as a result of these exposures, depending upon the ultimate liabilities. In January 2003, we paid an environmental obligation of $18.6 million and received insurance proceeds of $9.5 million.

     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2002, the general and professional liability consisted of short-term reserves of $50.3 million and long-term reserves of $117.5 million. We can give you no assurance that this liability will not require material adjustment in future periods.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	Changes in the health care industry because of political and economic influences;

•	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels;

•	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

•	Changes in current trends in the cost and volume of patient-care related claims and workers’ compensation claims and in insurance costs related to such claims;

•	The ability to attract and retain qualified personnel;

•	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

•	Our ability to control operating costs;

•	Integration of acquired businesses;

•	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

•	State regulation of the construction or expansion of health care providers;

•	Legislative proposals for health care reform;

•	Competition;

•	The failure to comply with occupational health and safety regulations;

•	The ability to enter into managed care provider arrangements on acceptable terms;

•	Litigation;

•	A reduction in cash reserves and shareholders’ equity upon our repurchase of our stock; and

•	An increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

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

We intend to refinance a major portion of the five-year credit agreement prior to its scheduled maturity in September 2003 with bank debt or public debt. The following table provides information about our significant interest rate risk at December 31:

	2002		2001

		Fair		Fair
	Outstanding	Value	Outstanding	Value

		(In thousands)
Variable rate debt:
Five-year credit agreement, matures September 2003, interest at a Eurodollar-based rate plus .40% and ..50%, respectively	$259,300	$259,300	$334,000	$334,000
Fixed rate debt:
Senior notes, due June 2006, interest rate at 7 1/2%	150,000	157,362	150,000	157,959
Senior notes, due March 2008, interest rate at 8%	200,000	217,072	200,000	211,179

Item 8. Financial Statements And Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Toledo, Ohio
January 23, 2003

Manor Care, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2002	2001

	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$30,554	$26,691
Receivables, less allowances for doubtful accounts of $60,093 and $68,827, respectively	385,960	385,379
Prepaid expenses and other assets	23,974	31,630
Assets held for sale		57,735
Deferred income taxes	70,329	82,465

Total current assets	510,817	583,900
Net property and equipment	1,534,339	1,556,910
Goodwill	85,814	80,408
Intangible assets, net of amortization of $9,234 and $9,127, respectively	10,457	17,242
Other assets	165,505	185,611

Total assets	$2,306,932	$2,424,071

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$95,347	$88,615
Employee compensation and benefits	109,628	115,533
Accrued insurance liabilities	109,385	76,450
Income tax payable	11,657	34,342
Other accrued liabilities	48,424	71,031
Long-term debt due within one year	267,423	5,388

Total current liabilities	641,864	391,359
Long-term debt	373,112	715,830
Deferred income taxes	79,073	103,095
Other liabilities	196,836	167,249
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	349,304	348,199
Retained earnings	1,006,295	878,250
Accumulated other comprehensive income (loss)	(11)	328

	1,356,698	1,227,887
Less treasury stock, at cost (16.0 and 8.7 million shares, respectively)	(340,651)	(181,349)

Total shareholders’ equity	1,016,047	1,046,538

Total liabilities and shareholders’ equity	$2,306,932	$2,424,071

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Income

	Year ended December 31

	2002	2001	2000

	(In thousands, except per share data)
Revenues	$2,905,448	$2,694,056	$2,380,578
Expenses:
Operating	2,401,636	2,271,808	2,016,764
General and administrative	131,628	115,094	104,027
Depreciation and amortization	124,895	128,159	121,208
Asset impairment	33,574

	2,691,733	2,515,061	2,241,999

Income before other income (expenses), income taxes and minority interest	213,715	178,995	138,579
Other income (expenses):
Interest expense	(37,651)	(50,800)	(60,733)
Gain (loss) on sale of assets	30,651	(445)	506
Impairment of investments			(20,000)
Equity in earnings of affiliated companies	4,761	1,407	812
Interest income and other	1,208	835	2,505

Total other expenses, net	(1,031)	(49,003)	(76,910)

Income before income taxes and minority interest	212,684	129,992	61,669
Income taxes	80,820	61,502	21,489
Minority interest income			1,125

Income before cumulative effect	131,864	68,490	39,055
Cumulative effect of change in accounting for goodwill	(1,314)

Net income	$130,550	$68,490	$39,055

Earnings per share — basic:
Income before cumulative effect	$1.34	$.67	$.38
Cumulative effect	(.01)

Net income	$1.33	$.67	$.38

Earnings per share — diluted:
Income before cumulative effect	$1.33	$.66	$.38
Cumulative effect	(.01)

Net income	$1.31 *	$.66	$.38

Weighted-average shares:
Basic	98,165	102,066	102,203
Diluted	99,328	103,685	103,126

* Doesn’t add due to rounding.

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31

	2002	2001	2000

		(In thousands)
Operating Activities
Net income	$130,550	$68,490	$39,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,895	128,159	121,208
Asset impairment and other non-cash charges	34,888		20,000
Provision for bad debts	39,997	45,884	32,911
Deferred income taxes	(11,886)	(25,474)	(26,518)
Net (gain) loss on sale of assets	(30,651)	445	(506)
Equity in earnings of affiliated companies	(4,761)	(1,407)	(812)
Minority interest income			1,125
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(61,239)	(39,159)	(91,649)
Prepaid expenses and other assets	52,435	(15,632)	10,371
Liabilities	9,065	122,121	104,964

Total adjustments	152,743	214,937	171,094

Net cash provided by operating activities	283,293	283,427	210,149

Investing Activities
Investment in property and equipment	(92,490)	(89,400)	(116,941)
Investment in systems development	(4,125)	(6,721)	(10,067)
(Acquisition) adjustment of assets from development joint venture	1,183	(57,063)
Acquisitions	(38,514)	(12,743)	(22,263)
Proceeds from sale of assets	96,201	8,046	8,893
Consolidation of subsidiary			15,701

Net cash used in investing activities	(37,745)	(157,881)	(124,677)

Financing Activities
Net repayments under bank credit agreements	(74,700)	(273,000)	(48,500)
Principal payments of long-term debt	(5,983)	(10,315)	(18,630)
Proceeds from issuance of senior notes		200,000
Payment of deferred financing costs		(3,397)
Proceeds from stock options and common stock	1,055	5,667	474
Purchase of common stock for treasury	(162,057)	(42,753)	(6,160)

Net cash used in financing activities	(241,685)	(123,798)	(72,816)

Net increase in cash and cash equivalents	3,863	1,748	12,656
Cash and cash equivalents at beginning of period	26,691	24,943	12,287

Cash and cash equivalents at end of period	$30,554	$26,691	$24,943

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Capital		Other Compre-			Total
	Common Stock		in Excess		hensive	Treasury Stock		Share-
			of Par	Retained	Income			holders'
	Shares	Amount	Value	Earnings	(Loss)	Shares	Amount	Equity

					(In thousands)
Balance at January 1, 2000	111,033	$1,110	$358,958	$798,068		(8,668)	$(178,099)	$980,037
Issue and vesting of restricted stock			(14,451)			550	14,656	205
Purchase of treasury stock						(777)	(11,409)	(11,409)
Exercise of stock options			(10,840)			507	13,739	2,899
Tax benefit from restricted stock and exercise of stock options			1,942					1,942
Net income				39,055				39,055

Balance at December 31, 2000	111,033	1,110	335,609	837,123		(8,388)	(161,113)	1,012,729
Issue and vesting of restricted stock			(2,610)	(1,721)		185	5,062	731
Purchase of treasury stock						(2,703)	(73,957)	(73,957)
Exercise of stock options				(25,642)		2,164	48,659	23,017
Tax benefit from restricted stock and exercise of stock options			15,200					15,200
Comprehensive income:
Net income				68,490
Other comprehensive income (loss), net of tax:
Unrealized gain on investments, net of tax of $659					$1,009
Minimum pension liability, net of tax benefit of $296					(453)
Derivative loss, net of tax benefit of $152					(228)
Total comprehensive income								68,818

Balance at December 31, 2001	111,033	1,110	348,199	878,250	328	(8,742)	(181,349)	1,046,538
Vesting of restricted stock			799					799
Purchase of treasury stock						(7,468)	(164,177)	(164,177)
Exercise of stock options				(2,505)		229	4,875	2,370
Tax benefit from restricted stock and exercise of stock options			306					306
Comprehensive income:
Net income				130,550
Other comprehensive income (loss), net of tax:
Unrealized loss on investments, net of tax benefit of $175					(262)
Minimum pension liability, net of tax benefit of $75					(114)
Amortization of derivative loss, net of tax of $25					37
Total comprehensive income								130,211

Balance at December 31, 2002	111,033	$1,110	$349,304	$1,006,295	$(11)	(15,981)	$(340,651)	$1,016,047

See accompanying notes.

Manor Care, Inc.

Notes to Consolidated Financial Statements

1.	Accounting Policies

Nature of Operations
Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, home health care, hospice care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 366 centers in 32 states with more than 60 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 91 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The home health and hospice business specializes in all levels of home health, hospice care and rehabilitation therapy with 88 offices located in 22 states. The Company sold its only hospital on April 30, 2002. In addition, the Company is a majority owner in a medical transcription business, which converts medical dictation into electronically formatted patient records.

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the investee. The Company had three significant equity investments at December 31, 2002. The Company has a 50 percent ownership and voting interest in a pharmacy partnership with the other partner having the remaining interest. The Company has a 20 percent ownership and voting interest in two separate hospitals with the other partner/shareholder having the remaining interest.

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

Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on certain factors, such as pay type, historical collection trends and aging categories. The Company calculates the reserve for bad debts based on the length of time that the receivables are past due. The percentage that is applied to the receivable balances in the various aging categories is based on the Company’s historical experience and time limits, if any, for each particular pay source, such as private, insurance, Medicare and Medicaid.

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

Goodwill
Beginning January 1, 2002, goodwill is no longer amortized but is subject to periodic impairment testing. See Note 5 for further discussion of the required change in accounting principle. Prior to January 1, 2002, goodwill of businesses acquired was amortized by the straight-line method over a period of 20 to 40 years.

Intangible Assets
Intangible assets of businesses acquired are amortized by the straight-line method over periods ranging from five to 15 years for non-compete agreements and five to 40 years for management contracts.

Impairment of Long-Lived Assets
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. If these factors and the projected undiscounted cash flows of the company over the remaining useful life indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 3 for further discussion of impairment charges in 2002.

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

Insurance Liabilities
The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $5.0 million depending on the policy year and state. The Company also has additional self-insurance levels that could result in maximum aggregate payments of $4.0 million and $12.5 million for the annual policy periods ending May 31, 2002 and 2003, respectively. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed with the Company’s independent actuary. Any adjustments resulting from the review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to seven years. See Note 12 for further discussion.

The Company’s workers’ compensation insurance consists of a combination of insured and self-insured programs and limited participation in certain state programs. The Company’s liability under the insured and the self-insured programs is currently limited to $500,000 per occurrence. The Company records an estimated liability for losses attributable to workers’ compensation claims based on internal evaluations and an analysis of claim history. The estimates are based on loss claim data, trends and assumptions. Claims are paid over varying periods, which range from one to eight years. At December 31, 2002 and 2001, the workers’ compensation liability consisted of short-term reserves of $26.3 million and $20.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $32.5 million and $10.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $53.5 million, $29.7 million and $23.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, which was included in operating expense.

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred $13.7 million, $11.6 million and $9.9 million in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. See Note 14 for more information about the Company’s stock plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995.

	2002	2001	2000

	(In thousands, except earnings per share)
Net income – as reported	$130,550	$68,490	$39,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,972)	(6,576)	(3,016)

Net income – pro forma	$123,578	$61,914	$36,039

Earnings per share – as reported:
Basic	$1.33	$.67	$.38
Diluted	$1.31	$.66	$.38
Earnings per share – pro forma:
Basic	$1.26	$.61	$.35
Diluted	$1.25	$.60	$.35

The pro forma effect on net income for 2002 is not representative of the pro forma effect on net income in future years because of the option vesting period and number of options awarded. The outside board of director options vest immediately. The options awarded to executive officers in 1998 vest over five years and all other options awarded vest over three years. Also, executive officers were granted options in 2000, 2001 and 2002, but other key employees were only granted options in 2001.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	40%	46%	46%
Risk-free interest rate	4.14%	4.53%	6.18%
Expected life (in years)	4.6	3.8	4.2
Weighted-average fair value	$7.65	$7.39	$3.36

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

New Accounting Standards
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for this year’s financial statements. The Company included appropriate disclosures of intercompany guarantees of debt in Note 9 and the residual guarantee and intercompany guarantee on the Company’s corporate headquarters operating lease in Note 10.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Management has not determined the effect of adopting this Interpretation.

Reclassifications
Certain reclassifications affecting receivables, goodwill, intangible assets, other assets, gain (loss) on the sale of assets, and interest income and other have been made in the 2001 financial statements to conform with the 2002 presentation.

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

At December 31, 2001, the Company classified the net assets of $57.7 million for these assisted living facilities as held for sale in the consolidated balance sheet. The results of operations for these facilities, which were included in the Company’s results for the second half of 2001, were not material and were at a breakeven operating level. Prior to July 2, 2001, the results of these facilities were recorded under the equity method.

During 2002, the Company reduced the asset values by $8.3 million to their estimated fair value less cost to sell, as discussed further in Note 3. The Company sold two of the facilities in the fourth quarter of 2002 for $5.5 million. The remaining 11 facilities with a value of $43.4 million did not have final purchase agreements at December 31, 2002 and, accordingly, are no longer held for sale. Since the writedown of the assets to fair value on the remaining 11 facilities was in excess of the depreciation that the Company would have recorded on these facilities, the Company did not recognize a retroactive depreciation adjustment when the facilities were transferred to property and equipment.

3.	Asset Impairment

During the Company’s quarterly reviews of long-lived assets in 2002, the Company determined that certain assets were impaired by $33.6 million. The impairment consisted of $17.8 million for long-term care facilities, $2.8 million for non-strategic land parcels, $7.6 million for assets held for sale and $5.4 million for its vision business.

The long-term care facilities, consisting of seven skilled nursing and three assisted living facilities, were impaired in 2002 based on market conditions and their history of negative cash flows. Management determined that the necessary profitability levels would not occur in the near future, and the carrying value of the facilities exceeded the projected future undiscounted cash flows. The Company closed three of the 10 facilities and is currently looking at alternatives for the other seven facilities. The Company may continue to operate the facilities, sell the facilities as currently operated or sell the facilities for alternative uses. The carrying values of the 10 facilities were reduced by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. The carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, the Company received offers on all 13 of the assisted living facilities that were held for sale. The offers, less the cost to sell, were less than the carrying value on 12 of these facilities and required a writedown of the asset values by $8.3 million to their estimated fair values of $44.8 million. The Company sold two of the facilities in the fourth quarter of 2002. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and were transferred to property and equipment, which required a reversal of $0.7 million of expense previously recorded for estimated selling costs.

The Company decided that the vision business was no longer a long-term strategy. Because of this decision, the non-compete and management contracts were impaired and written down by $5.0 million in the second quarter. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings. The Company terminated one of its management contracts requiring a writedown of the remaining fair value of $0.4 million in the third quarter.

4.	Acquisitions/Divestitures

On April 30, 2002, the Company completed the sale of its Mesquite, Texas acute-care hospital to Health Management Associates, Inc. (HMA) for $79.7 million in cash. Separately, the Company invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. The Company recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, the Company acquired for $16.0 million a 20 percent interest in an HMA entity that had recently acquired another hospital in Mesquite, Texas.

The Company owned 41 percent of In Home Health, Inc. at December 31, 1999 and acquired the remaining interest in 2000 for $14.0 million. The acquisition was recorded under the purchase method of accounting, and the Company recorded $13.0 million of goodwill with an estimated life of 20 years.

The Company also paid $6.5 million, $12.7 million and $8.3 million in 2002, 2001 and 2000, respectively, for the acquisition of a skilled nursing facility, rehabilitation therapy businesses, home health businesses and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired businesses were included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.

5.	Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” that the Company adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has no indefinite-lived intangible assets. The Company completed its initial impairment test in the second quarter of 2002, which resulted in an impairment loss of $1.3 million related to the Company’s vision business. The impairment loss, with zero tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

The effects of adding back the goodwill amortization for the years 2001 and 2000 are as follows:

	2002	2001	2000

	(In thousands, except earnings per share)
Reported income before cumulative effect	$131,864	$68,490	$39,055
Add back: Goodwill amortization, net of tax of $812 and $738, respectively		2,591	1,795

Adjusted income before cumulative effect	$131,864	$71,081	$40,850

Diluted earnings per share:
Reported income before cumulative effect	$1.33	$.66	$.38
Goodwill amortization, net of tax		.03	.02

Adjusted income before cumulative effect	$1.33	$.69	$.40

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Long-Term
	Care
	Segment	Other	Total

	(In thousands)
Balance as of January 1, 2002	$8,491	$71,917	$80,408
Goodwill from acquisitions		6,720	6,720
Impairment loss:
Cumulative effect of change in accounting principle		(1,314)	(1,314)

Balance as of December 31, 2002	$8,491	$77,323	$85,814

6.	Genesis/Vitalink Transactions

MCA and one of its subsidiaries owned approximately 50 percent of Vitalink Pharmacy Services, Inc. (Vitalink) common stock. In 1998, Vitalink entered into a merger agreement with Genesis Health Ventures, Inc. (Genesis). Pursuant to the merger agreement, MCA received 586,240 shares of Series G Cumulative Convertible Preferred Stock of Genesis valued at $293.1 million in exchange for its Vitalink common stock. In 1999, the Company reduced the basis of its investment by $274.1 million based on Genesis’ inability to pay dividends and its operating performance. In 2000, the Company reduced the basis of its investment by an additional $19.0 million to zero due to Genesis’ bankruptcy filing on June 22, 2000 and recorded the charge in impairment of investments.

In October 2001, Genesis emerged from Chapter 11 protection following the completion of its plan of reorganization, resulting in no distributions to its preferred and common shareholders. Under the terms of the reorganization, all preferred and common shares were canceled.

On February 14, 2002, a decision was rendered in an arbitration hearing between the Company and NeighborCare Pharmacy Services (NeighborCare), an institutional pharmacy services subsidiary of Genesis that provides pharmaceuticals to certain of the Company’s facilities. The decision denied the Company’s right to terminate its NeighborCare supply agreements before their expiration on September 30, 2004. In addition, the decision required the Company to pay damages and certain related amounts of approximately $24.6 million to NeighborCare for profits lost and prejudgment interest as a result of their being precluded from supplying other facilities of the Company. The charge was recorded in the fourth quarter of 2001. The liability was included in other accrued liabilities at December 31, 2001. During 2002, the Company reversed $2.6 million of the expense that was recorded in 2001 and paid $22.0 million based on an amendment to the decision and award dated June 21, 2002.

7.	Revenues

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $1.9 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $5.4 million and $8.2 million payable at December 31, 2002 and 2001, respectively. There were no non-governmental receivables which represented amounts in excess of 10 percent of total receivables at December 31, 2002 and 2001.

Revenues for certain health care services are as follows:

	2002	2001	2000

	(In thousands)
Skilled nursing and assisted living services	$2,496,530	$2,277,509	$2,037,959
Home health and hospice services	284,546	239,433	186,475
Rehabilitation services (excluding intercompany revenues)	86,186	92,135	89,590
Hospital care	21,344	60,823	50,952
Other services	16,842	24,156	15,602

	$2,905,448	$2,694,056	$2,380,578

8.	Property and Equipment

Property and equipment consist of the following:

	2002	2001

	(In thousands)
Land and improvements	$246,183	$232,486
Buildings and improvements	1,625,894	1,602,742
Equipment and furnishings	308,772	322,967
Capitalized leases	27,249	28,324
Construction in progress	30,589	51,202

	2,238,687	2,237,721
Less accumulated depreciation	704,348	680,811

Net property and equipment	$1,534,339	$1,556,910

Depreciation expense, including amortization of capitalized leases, amounted to $115.4 million, $115.4 million and $111.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated depreciation included $11.4 million and $11.6 million at December 31, 2002 and 2001, respectively, relating to capitalized leases.

9.	Debt

Debt consists of the following:

	2002	2001

	(In thousands)
Five Year Agreement	$259,300	$334,000
8% Senior Notes	200,000	200,000
7 1/2% Senior Notes, net of discount	149,795	149,735
Mortgages and other notes	26,325	32,204
Capital lease obligations (see Note 10)	5,115	5,279

	640,535	721,218
Less:
Amounts due within one year	267,423	5,388

Long-term debt	$373,112	$715,830

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

The Company has a five-year, $500 million credit agreement (Five Year Agreement) with a group of banks that is scheduled to mature September 24, 2003. The loans under the Five Year Agreement are guaranteed by substantially all of the Company’s subsidiaries. The Company intends to refinance a major portion of this credit facility prior to its scheduled maturity with bank debt or public debt. This credit agreement, under which both the Company and MCA may borrow, contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

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

Whenever the aggregate credit facility utilization exceeds $250 million, an additional fee of .05 percent is charged on loans due under the Five Year Agreement. At December 31, 2002, the average interest rate on loans under the Five Year Agreement was 1.93 percent, excluding the fee on the total facility. After consideration of usage for letters of credit, the remaining credit availability under the agreement totaled $205.6 million.

In June 1996, MCA issued $150 million of 7 1/2% Senior Notes due 2006. The notes are guaranteed by the Company and substantially all of the Company’s subsidiaries. Interest on these notes is payable semi-annually in June and December.

Interest rates on mortgages and other long-term debt ranged from 2.30 percent to 10.75 percent. Maturities ranged from 2003 to 2009. Owned property with a net book value of $65.3 million was pledged or mortgaged. Interest paid, primarily related to debt, amounted to $38.0 million, $44.8 million and $63.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized interest costs amounted to $0.7 million, $1.9 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Debt maturities for the five years subsequent to December 31, 2002 are as follows: 2003 – $267.4 million; 2004 – $2.9 million; 2005 – $3.4 million; 2006 – $153.7 million; and 2007 – $4.4 million.

10.	Leases

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. The Company’s corporate headquarters is leased by its subsidiary and the Company has guaranteed its subsidiary’s obligations thereunder. The lease obligation includes the annual operating lease payments that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the maturity in 2009. At the maturity of the lease, the Company’s subsidiary will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2002 are as follows:

	Operating	Capital
	Leases	Leases

	(In thousands)
2003	$18,248	$655
2004	10,542	615
2005	6,819	620
2006	4,787	637
2007	3,891	642
Later years	42,724	10,450

Total minimum lease payments	$87,011	13,619

Less amount representing interest		8,504

Present value of net minimum lease payments (included in long-term debt – see Note 9)		$5,115

Rental expense was $24.2 million, $23.0 million and $22.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11.	Income Taxes

The provision for income taxes consists of the following:

	2002	2001	2000

	(In thousands)
Current:
Federal	$78,829	$75,116	$41,353
State and local	13,877	11,860	8,453

	92,706	86,976	49,806
Deferred:
Federal	(9,579)	(20,959)	(22,947)
State and local	(2,307)	(4,515)	(5,370)

	(11,886)	(25,474)	(28,317)

Provision for income taxes before cumulative effect	$80,820	$61,502	$21,489

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes and minority interest to the provision for income taxes before cumulative effect is as follows:

	2002	2001	2000

	(In thousands)
Income taxes computed at statutory rate	$74,439	$45,497	$21,584
Differences resulting from:
State and local income taxes	7,521	4,774	2,004
Corporate-owned life insurance		12,000
Reversal of valuation allowance		(2,151)	(3,931)
Jobs tax credits	(1,922)	(1,313)	(1,770)
Other	782	2,695	3,602

Provision for income taxes before cumulative effect	$80,820	$61,502	$21,489

The Internal Revenue Service has examined the Company’s federal income tax returns for all years through 1998. The years have been closed through May 31, 1996 for MCA and through December 31, 1997 for HCR. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

In November 2001, the Company received a notice from the Internal Revenue Service (IRS) denying interest deductions on certain policy loans related to corporate-owned life insurance (COLI) for the years 1993 through 1998. In 2001, the Company agreed to a final settlement with the IRS for an estimated $38.0 million including interest, which allowed the Company to retain a portion of these deductions. The Company recorded a $12.0 million charge in the fourth quarter of 2001 related to the final resolution with the IRS for COLI. The Company paid $38.0 million in additional taxes in 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Accrued insurance reserves	$89,360	$69,219
Employee compensation and benefits	41,571	34,077
Allowances for receivables and settlements	28,739	32,961
Net capital loss on Genesis investment	12,484	25,980
Environmental reserve	9,509	9,957
Arbitration reserve		9,712
Net operating loss carryover	5,075	8,934
Other	1,266	4,167

	$188,004	$195,007

Deferred tax liabilities:
Fixed asset and intangible asset bases differences	$138,898	$155,779
Leveraged leases	31,342	33,920
Pension receivable	11,158	10,420
Other	15,350	15,518

	$196,748	$215,637

Net deferred tax liabilities	$(8,744)	$(20,630)

At December 31, 2002, the Company had approximately $23.3 million of acquired net operating loss carryforwards for tax purposes which expire in 2018-2019, and the maximum amount to be used in any year is $9.6 million. At December 31, 2002, the Company had approximately $32.1 million of capital loss carryforward related to the Genesis investment that expires in 2006. Income taxes paid, net of refunds, amounted to $114.9 million (including the payment for COLI, as discussed above), $64.8 million and $33.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12.	Commitments/Contingencies

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of

Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be approximately $23.0 to $28.0 million. The Company has received or expects to receive insurance proceeds that will substantially offset amounts due as a result of these exposures, depending upon the ultimate liabilities.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At December 31, 2002 and 2001, the general and professional liability consisted of short-term reserves of $50.3 million and $48.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $117.5 million and $88.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $82.1 million, $98.6 million and $79.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

As of December 31, 2002, the Company had contractual commitments of $3.6 million relating to its internal construction program. As of December 31, 2002, the Company had total letters of credit of $35.1 million that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 99 percent of these letters of credit related to recorded liabilities.

13.	Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	2002	2001	2000

	(In thousands, except earnings per share)
Numerator:
Income before cumulative effect (income available to common shareholders)	$131,864	$68,490	$39,055

Denominator:
Denominator for basic EPS – weighted- average shares	98,165	102,066	102,203
Effect of dilutive securities:
Stock options	872	1,345	839
Non-vested restricted stock	291	274	84

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	99,328	103,685	103,126

EPS – income before cumulative effect
Basic	$1.34	$.67	$.38
Diluted	$1.33	$.66	$.38

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 2.1 million shares with an average exercise price of $31.55 in 2002, 2.2 million shares with an average exercise price of $33.69 in 2001 and 3.0 million shares with an average exercise price of $30.47 in 2000.

14.	Stock Plans

The Company’s Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2001 allows the Company to grant awards of non-qualified stock options, incentive stock options and restricted stock to key employees and directors. A maximum of 4,000,000 shares of common stock are authorized for issuance under the Equity Plan with no more than 750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld or delivered in payment of the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 2,989,210 and 3,912,564 shares available for future awards at December 31, 2002 and 2001, respectively. Employees delivered shares to the Company to cover the payment of the option price and related tax withholdings of the option exercise valued at $2.1 million, $31.2 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Certain executive officers were issued 185,000 and 550,000 restricted shares in 2001 and 2000, respectively, with a weighted-average fair value of $21.28 and $7.00, respectively, that vest at retirement. Compensation expense related to restricted stock was $0.8 million, $0.7 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately. The following table summarizes activity in the Company’s stock option plans for the three-year period ended December 31, 2002:

		Weighted-
		Average
		Exercise
	Shares	Price

Options outstanding at January 1, 2000	5,406,617	$20.02
Options granted	1,635,444	$9.11
Options forfeited	(160,112)	$30.76
Options exercised	(506,800)	$5.41

Options outstanding at December 31, 2000	6,375,149	$18.11
Options granted	2,537,431	$21.32
Options forfeited	(117,200)	$26.28
Options expired	(567,068)	$36.30
Options exercised	(2,164,253)	$10.46

Options outstanding at December 31, 2001	6,064,059	$20.33
Options granted	1,014,157	$19.83
Options forfeited	(109,925)	$24.56
Options expired	(84,255)	$20.67
Options exercised	(229,550)	$20.34

Options outstanding at December 31, 2002	6,654,486	$20.52

Options exercisable at
December 31, 2000	3,936,324	$17.56
December 31, 2001	2,384,182	$25.27
December 31, 2002	2,486,748	$27.39

The following tables summarize information about options outstanding and options exercisable at December 31, 2002:

	Options Outstanding

			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise	Number	Exercise	Contractual
Prices	Outstanding	Price	Life

$5 - $10	1,280,000	$7.00	7.5
$10 - $20	3,108,716	$18.55	7.3
$20 - $30	772,079	$24.86	4.5
$30 - $45	1,493,691	$33.98	5.6

	6,654,486	$20.52	6.6

	Options Exercisable

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price

$10 - $20	520,641	$15.12
$20 - $30	772,079	$24.86
$30 - $45	1,194,028	$34.38

	2,486,748	$27.39

15.	Employee Benefit Plans

The Company has a qualified defined benefit pension plan with future benefits frozen. The funded status of the plan is as follows:

	2002	2001

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$30,735	$31,309
Interest cost	2,197	2,283
Actuarial loss	2,991	1,901
Benefits paid	(4,773)	(4,758)

Benefit obligation at end of year	31,150	30,735

Change in plan assets
Fair value of plan assets at beginning of year	56,056	62,302
Actual return on plan assets	(9,467)	(1,488)
Benefits paid	(4,773)	(4,758)

Fair value of plan assets at end of year	41,816	56,056

Excess funded status of the plan	10,666	25,321
Unrecognized net actuarial loss	18,553	507

Prepaid benefit cost	$29,219	$25,828

The components of the net pension income for the plan are as follows:

	2002	2001	2000

	(In thousands)
Interest cost	$2,197	$2,283	$2,341
Expected return on plan assets	(5,588)	(5,527)	(5,408)

Net pension income	$(3,391)	$(3,244)	$(3,067)

The actuarial present value of benefit obligations was based on a discount rate of 6.75 percent and 7.50 percent at December 31, 2002 and 2001, respectively. The freezing of future pension benefits eliminated any future salary increases from the computation. The expected long-term rate of return on assets was 10 percent for 2002 and 2001. The expected long-term rate of return was decreased to 9 percent for 2003.

The Company has two senior executive retirement plans which are non-qualified plans designed to provide pension benefits and life insurance for certain officers. Pension benefits are based on compensation and length of service and one of the plans is funded through collateral assignment split-dollar life insurance arrangements. Under these arrangements, the officers are owners of the life insurance policies subject to an assignment to the Company of an interest in the policy cash value equal to the premiums paid by the Company. Because of the possible interpretation that the Company’s future payment of premiums on these policies would be considered a prohibited loan under the Sarbanes-Oxley Act of 2002, the Company suspended future premium payments following the passage of that Act. Policy dividend values are currently being used to pay the required portion of the annual premiums.

In addition, under the split-dollar assignment agreements, the transaction with MCA required the Company to set aside cash for future premium payments or to reallocate a portion of the corporate interest in the policies. As the Sarbanes-Oxley Act may prohibit additional funding by the Company, the Company committed to reallocate $22.1 million of the Company’s interest in the policy cash surrender values to the various officer policies, upon officer retirement. This reallocation also reduced the Company’s accrued liability by $8.5 million, resulting in a net charge of $13.6 million, which was included in general and administrative expenses.

The Company’s share of the cash surrender value of the policies was $33.3 million and $49.4 million at December 31, 2002 and 2001, respectively, and was included in other assets. The other plan is unfunded. The accrued liability for both plans was $1.9 million and $9.2 million at December 31, 2002 and 2001, respectively, and was included in other long-term liabilities. During 2000, the unfunded plan recognized a curtailment gain of $1.8 million due to the resignation of employees, which reduced accrued benefits.

The Company maintains two savings programs qualified under Section 401(k) of the Internal Revenue Code (401(k)) and two non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution of 3 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $2.4 million, $4.5 million and $6.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in expense for 2002 and 2001 was primarily due to a decline in earnings on the non-qualified, deferred compensation programs.

16.	Fair Value of Financial Instruments

The carrying amount and fair value of the financial instruments are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Cash and cash equivalents	$30,554	$30,554	$26,691	$26,691
Debt, excluding capitalized leases	635,420	660,284	715,939	735,976

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

17.	Shareholder Rights Plan

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

18.	Segment Information

The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category include services for rehabilitation, home health and hospice, and hospital care. The Company’s hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on operating margin, which represents revenues less operating expenses. The operating margin does not include general and administrative expense, depreciation and amortization, asset impairment, other income and expense items, and income taxes.

The long-term care segment had significant expenses in 2001 that affect the comparison to other years. The Company incurred a decrease of $17.9 million in general and professional liability expense in 2002 compared with 2001 and an increase of $19.4 million in 2001 compared with 2000. The Company also recorded $23.6 million of operating expense in 2001 due to the arbitration decision that relates to the long-term care segment (see Note 6). The other category is not comparative as the Company sold its hospital on April 30, 2002.

	Long-Term Care	Other	Total

	(In thousands)
Year ended December 31, 2002
Revenues from external customers	$2,496,530	$408,918	$2,905,448
Intercompany revenues		58,717	58,717
Depreciation and amortization	115,569	9,326	124,895
Operating margin	444,220	59,592	503,812

Year ended December 31, 2001
Revenues from external customers	$2,277,509	$416,547	$2,694,056
Intercompany revenues		41,505	41,505
Depreciation and amortization	115,827	12,332	128,159
Operating margin	371,677	50,571	422,248

Year ended December 31, 2000
Revenues from external customers	$2,037,959	$342,619	$2,380,578
Intercompany revenues		27,825	27,825
Depreciation and amortization	109,213	11,995	121,208
Operating margin	335,291	28,523	363,814

Manor Care, Inc.
Supplementary Data (Unaudited)
Summary Of Quarterly Results

	Year ended December 31, 2002

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Revenues	$715,987	$728,435	$732,920	$728,106	$2,905,448
Income before other income (expenses), income taxes and minority interest	63,961	38,084	67,097	44,573	213,715
Income before cumulative effect	33,739	38,008	37,063	23,054	131,864
Net income	32,425	38,008	37,063	23,054	130,550
Earnings per share – Income before cumulative effect:
Basic	$.33	$.38	$.38	$.24	$1.34
Diluted	$.33	$.38	$.38	$.24	$1.33

	Year ended December 31, 2001

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Revenues	$638,193	$663,336	$687,639	$704,888	$2,694,056
Income before other income (expenses), income taxes and minority interest	53,582	60,396	61,621	3,396	178,995
Net income (loss)	24,983	30,212	31,218	(17,923)	68,490
Earnings per share – net income (loss):
Basic	$.24	$.30	$.31	$(.18)	$.67
Diluted	$.24	$.29	$.30	$(.18)	$.66

Net income for the first quarter of 2002 differs from the amount in the respective Form 10-Q due to the adoption of a new accounting principle related to goodwill. During the second quarter of 2002, the Company recorded an impairment loss of $1.3 million, with zero tax effect, retroactive to January 1, 2002, as a cumulative effect of a change in accounting principle.

In the second, third and fourth quarters of 2002, the Company recorded asset impairment charges of $24.9 million ($15.4 million after tax), $2.7 million ($1.7 million after tax) and $6.0 million ($3.7 million after tax), respectively. In the second quarter of 2002, the Company recorded a gain on the sale of its hospital of $31.1 million ($19.3 after tax). In the fourth quarter of 2002, the Company recorded general and administrative expenses of $13.6 million ($8.5 million after tax) for restructuring the officer split-dollar insurance arrangements.

In the fourth quarter of 2001, the Company recorded three charges. First, the Company recorded general and professional liability expense of $38.0 million ($23.6 million after tax) that related to a change in estimate for claims in policy periods prior to June 2000. Second, the Company recorded income tax expense of $12.0 million related to its final resolution with the Internal Revenue Service for corporate-owned life insurance. Third, the Company recorded $24.6 million of expense ($15.2 million after tax) due to an arbitration decision that required the Company to pay damages and certain related amounts to NeighborCare Pharmacy Services.

See Management’s Discussion and Analysis for further discussion of these items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

We incorporate by reference information on our directors under the heading “Election of Directors” in our Proxy Statement which we will file pursuant to Regulation 14A with the Commission prior to April 30, 2003. The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:

Executive Officers

Name	Age	Office and Experience

Paul A. Ormond	53	President and Chief Executive Officer of Manor Care since August 1991. Chairman of the Board of Manor Care since September 2001 and from August 1991 to September 1998. Member of Class I of the Board of Directors of Manor Care, with a term expiring in 2004.

M. Keith Weikel	64	Senior Executive Vice President and Chief Operating Officer of Manor Care since August 1991. Member of Class III of the Board of Directors of Manor Care, with a term expiring in 2003.

Geoffrey G. Meyers	58	Executive Vice President and Chief Financial Officer of Manor Care since August 1991 and Treasurer of Manor Care from August 1991 to August 1998.

R. Jeffrey Bixler	57	Vice President and General Counsel of Manor Care since November 1991 and Secretary of Manor Care since December 1991.

Name	Age	Office and Experience

William J. Chenevert	49	Vice President and General Manager of West Division, and Director of Operations Support of Manor Care since August 2002; Vice President and Director of Operations Support of Manor Care from September 1998 to July 2002; and Director of Operations Support of Health Care and Retirement Corporation of America, or HCRA, a subsidiary of Manor Care, from 1997 to August 1998.

Nancy A. Edwards	52	Vice President and General Manager of Central Division of Manor Care since December 1993.

John K. Graham	42	Vice President and General Manager of Eastern Division of Manor Care since July 2002; Vice President and Director of Rehabilitation Services of Manor Care from September 1998 to June 2002; and Assistant Vice President and General Manager of Vision Management and Ancillary Businesses of HCRA from January 1997 to August 1998.

Jeffrey A. Grillo	44	Vice President and General Manager of Mid-Atlantic Division of Manor Care since February 1999 and Regional Director of Operations in Mid-Atlantic District of ManorCare Health Services, Inc., or MCHS, a subsidiary of Manor Care, from 1996 to January 1999.

Larry C. Lester	60	Vice President and General Manager of Midwest Division of Manor Care since January 2000 and Regional Director of Operations in Midwest Region of HCRA from January 1998 to December 1999.

Spencer C. Moler	55	Vice President and Controller of Manor Care since August 1991.

Richard W. Parades	46	Vice President and General Manager of Mid-States Division of Manor Care since January 1999 and District Vice President and General Manager of Mid-States of MCHS from February 1997 to December 1998.

F. Joseph Schmitt	54	Vice President and General Manager of Southern Division of Manor Care since December 1993.

Name	Age	Office and Experience

Jo Ann Young	53	Vice President and General Manager of Assisted Living Division of Manor Care since June 2000; Vice President and Director of Assisted Living of Manor Care from September 1998 to May 2000; and Vice President and Director of Assisted Living of MCHS from February 1997 to August 1998.

Item 11. Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the Commission prior to April 30, 2003.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the Commission prior to April 30, 2003.

The following securities to be issued under our equity compensation plans at December 31, 2002 have been approved by security holders:

Number of Securities		Number of Securities
to be Issued Upon	Weighted-Average	Remaining Available for
Exercise of Outstanding Options	Exercise Price of Outstanding Options	Future Issuance Under Equity Compensation Plans(1)

6,654,486	$20.52	2,989,210

(1) Excluding securities reflected in the first column.

Item 13. Certain Relationships And Related Transactions

We incorporate by reference information on certain relationships and related transactions under the heading “Election of Directors” in our Proxy Statement, which we will file with the Commission prior to April 30, 2003.

Item 14. Controls and Procedures

Within 90 days of filing this annual report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002 and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements and Financial Statement Schedules

Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:

Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 71:

     Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs			Balance
	Beginning	and	Deductions	Other	at End of
	of Period	Expenses	(Note 1)	(Note 2)	Period

	(In thousands)
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$68,827	$37,185	$(42,724)	$(3,195)	$60,093

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$61,137	$45,884	$(38,324)	$130	$68,827

Reserve of Genesis dividend	$34,808	$13,053	$(47,861)		$—

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$58,975	$32,911	$(31,868)	$1,119	$61,137

Reserve of Genesis dividend	$17,404	$17,404			$34,808

(1)	Uncollectible accounts written off, net of recoveries.

(2)	For the year ended December 31, 2002, the deduction represented the allowance for doubtful accounts of the Company’s hospital that was sold on April 30, 2002. For the years ended December 31, 2001 and 2000, the additions represented the allowance for doubtful accounts from acquisitions.

Exhibits

S-K Item 601
No.		Document

2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

3.1	—	Certificate of Incorporation of Health Care and Retirement Corporation (filed as Exhibit 4.1 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

3.2	—	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Annex D to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

3.3	—	Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

4.1	—	Rights Agreement, dated as of May 2, 1995, between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to HCR’s Registration Statement on Form 8-A and incorporated herein by reference).

4.2	—	Amendment to Rights Agreement dated June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.3 to HCR’s Form 8-K filed on June 16, 1998 and incorporated herein by reference).

4.3	—	Second Amendment to Rights Agreement dated as of June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

4.4	—	Third Amendment to Rights Agreement dated as of March 11, 2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care Inc.’s Form 8-K filed on March 14, 2000 and incorporated herein by reference).

4.5	—	Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

4.6	—	Credit Agreement dated as of September 25, 1998 among HCR Manor Care, Inc., Manor Care, Inc., Bank of America National Trust and Savings Association, The Chase Manhattan Bank, TD Securities (USA) Inc., and the Other Financial Institutions Party Hereto (filed as Exhibit 4 to HCR Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

4.7	—	First Amendment to Five Year Credit Agreement dated as of February 9, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4.6 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

S-K Item 601
No.		Document

4.8	—	Second Amendment to Five Year Credit Agreement dated as of September 22, 2000 among Manor Care, Inc. (formerly known as HCR Manor Care, Inc.), Manor Care of America, Inc. (formerly known as Manor Care, Inc.), various financial institutions, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.9	—	Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care of America, Inc.’s (MCA), formerly known as Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference).

4.10	—	Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to MCA’s Form 8-K dated June 4, 1996 and incorporated herein by reference).

4.11	—	Indenture dated as of May 8, 2002 between Manor Care, Inc., the Subsidiary Guarantors Parties Hereto and National City Bank as Trustee (filed as Exhibit 4.11 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.1	—	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.2	—	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.3	—	Performance Award Plan (filed on pages A1 to A3 of Manor Care, Inc.’s Proxy Statement dated March 30, 2000 in connection with its Annual Meeting held on May 2, 2000 and incorporated herein by reference).

10.4	—	The Equity Incentive Plan (filed as Appendix C to Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference).

10.5	—	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference).

10.6	—	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).

10.7	—	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).

10.8	—	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).

10.9	—	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference).

S-K Item 601
No.		Document

10.10	—	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11	—	Executive Officer Deferred Compensation Plan dated December 18, 1991 (filed as Exhibit 10.12 to HCR’s Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference).

10.12	—	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.13	—	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001 (filed as Exhibit 10.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.14	—	Manor Care, Inc. Senior Management Savings Plan for Corporate Officers, effective January 1, 1993, restated as of January 1, 2001 (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.15	—	First Amendment to the Manor Care, Inc. Senior Management Savings Plan for Corporate Officers effective January 1, 2001 (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.16	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.17	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.18	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.19	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.20	—	Form of Executive Retention Agreement among the Registrant, HCRA and Paul A. Ormond (filed as Exhibit 10.1 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

10.21	—	Form of Executive Retention Agreement among the Registrant, HCRA and M. Keith Weikel (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

10.22	—	Form of Executive Retention Agreement among the Registrant, HCRA and Geoffrey G. Meyers (filed as Exhibit 10.3 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

10.23	—	Form of Executive Retention Agreement among the Registrant, HCRA and R. Jeffrey Bixler (filed as Exhibit 10.4 to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

10.24	—	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).

S-K Item 601
No.		Document

10.25	—	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).

10.26	—	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).

10.27	—	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to MCA’s Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).

*21	—	Subsidiaries of the Registrant

*23	—	Consent of Independent Auditors

*99.1	—	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*99.2	—	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed herewith.

Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc. (Registrant)

by	/s/ R. Jeffrey Bixler R. Jeffrey Bixler Vice President, General Counsel and Secretary

Date: March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 6, 2003 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title

/s/ Virgis W. Colbert Virgis W. Colbert	Director

/s/ Joseph F. Damico Joseph F. Damico	Director

/s/ Joseph H. Lemieux Joseph H. Lemieux	Director

/s/ William H. Longfield William H. Longfield	Director

/s/ Frederic V. Malek Frederic V. Malek	Director

/s/ Geoffrey G. Meyers Geoffrey G. Meyers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Spencer C. Moler Spencer C. Moler	Vice President and Controller (Principal Accounting Officer)

Signature	Title

/s/ Paul A. Ormond Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive Officer (Principal Executive Officer)

/s/ John T. Schwieters John T. Schwieters	Director

/s/ Robert G. Siefers Robert G. Siefers	Director

/s/ M. Keith Weikel M. Keith Weikel	Senior Executive Vice President and Chief Operating Officer; Director

/s/ Gail R. Wilensky Gail R. Wilensky	Director

/s/ Thomas L.Young Thomas L. Young	Director

Certifications

I, Paul A. Ormond, certify that:

(1)	I have reviewed this annual report on Form 10-K of Manor Care, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Paul A. Ormond
Chairman, President and Chief Executive Officer

I, Geoffrey G. Meyers, certify that:

(1)	I have reviewed this annual report on Form 10-K of Manor Care, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Geoffrey G. Meyers
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

99.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002