Form 10-Q
period 2003-03-31
MANOR CARE INC
filed 2003-04-29
CIK 878736

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule12b-2 of the Exchange Act). Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 24, 2003.

                Common stock, $0.01 par value - 90,008,649 shares


===============================================================================

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

Item 1            Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  March 31, 2003 and December 31, 2002.................................................  3

                  Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2002...........................................  4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2002...........................................  5

                  Notes to Consolidated Financial Statements...........................................  6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................................ 13

Item 3            Quantitative and Qualitative Disclosures About Market Risk........................... 17

Item 4            Controls and Procedures.............................................................. 18

PART II           OTHER INFORMATION

Item 1            Legal Proceedings.................................................................... 18

Item 2            Changes in Securities and Use of Proceeds............................................ 18

Item 3            Defaults Upon Senior Securities...................................................... 18

Item 4            Submission of Matters to a Vote of Security Holders.................................. 18

Item 5            Other Information.................................................................... 18

Item 6            Exhibits and Reports on Form 8-K..................................................... 19

SIGNATURES............................................................................................. 20

CERTIFICATIONS......................................................................................... 21

EXHIBIT INDEX.......................................................................................... 23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                March 31,      December 31,
                                                                                  2003             2002
                                                                                  ----             ----
                                                                               (Unaudited)       (Note 1)
                                                                          (In thousands, except per share data)

Assets
Current assets:
  Cash and cash equivalents                                                    $    16,044    $    30,554
  Receivables, less allowances for doubtful
   accounts of $59,754 and $60,093, respectively                                   381,069        385,960
  Prepaid expenses and other assets                                                 23,834         23,974
  Deferred income taxes                                                             63,736         70,329
                                                                               -----------    -----------
Total current assets                                                               484,683        510,817

Property and equipment, net of accumulated
 depreciation of $733,892 and $704,348, respectively                             1,538,005      1,534,339
Goodwill                                                                            86,591         85,814
Intangible assets, net of amortization of $3,030 and $9,234, respectively           10,169         10,457
Other assets                                                                       167,163        165,505
                                                                               -----------    -----------
Total assets                                                                   $ 2,286,611    $ 2,306,932
                                                                               ===========    ===========

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                                             $    90,005    $    95,347
  Employee compensation and benefits                                               125,811        109,628
  Accrued insurance liabilities                                                     94,652        109,385
  Income tax payable                                                                 6,127         11,657
  Other accrued liabilities                                                         48,229         48,424
  Long-term debt due within one year                                                 2,649        267,423
                                                                               -----------    -----------
Total current liabilities                                                          367,473        641,864

Long-term debt                                                                     608,923        373,112
Deferred income taxes                                                               92,188         79,073
Other liabilities                                                                  202,645        196,836

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
   111.0 million shares issued                                                       1,110          1,110
  Capital in excess of par value                                                   346,966        349,304
  Retained earnings                                                              1,037,088      1,006,295
  Accumulated other comprehensive income (loss)                                        225            (11)
                                                                               -----------    -----------
                                                                                 1,385,389      1,356,698
  Less treasury stock, at cost  (17.6 and 16.0 million shares, respectively)      (370,007)      (340,651)
                                                                               -----------    -----------
Total shareholders' equity                                                       1,015,382      1,016,047
                                                                               -----------    -----------
Total liabilities and shareholders' equity                                     $ 2,286,611    $ 2,306,932
                                                                               ===========    ===========


                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        Consolidated Statements Of Income
                                   (Unaudited)

                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                  2003                        2002
                                                                  ----                        ----
                                                               (In thousands, except earnings per share)
Revenues                                                        $ 730,520                 $ 715,987

Expenses:
  Operating                                                       611,487                   590,330
  General and administrative                                       30,709                    29,927
  Depreciation and amortization                                    31,674                    31,769
                                                                ---------                 ---------
                                                                  673,870                   652,026
                                                                ---------                 ---------
Income before other income (expenses)
  and income taxes                                                 56,650                    63,961

Other income (expenses):
  Interest expense                                                 (8,875)                   (9,944)
  Gain (loss) on sale of assets                                       189                      (944)
  Equity in earnings of affiliated companies                        1,541                       736
  Interest income and other                                           701                       609
                                                                ---------                 ---------
  Total other expenses, net                                        (6,444)                   (9,543)
                                                                ---------                 ---------
Income before income taxes                                         50,206                    54,418
Income taxes                                                       19,078                    20,679
                                                                ---------                 ---------
Income before cumulative effect                                    31,128                    33,739
Cumulative effect of change in accounting for goodwill                                       (1,314)
                                                                ---------                 ---------
Net income                                                      $  31,128                 $  32,425
                                                                =========                 =========
Earnings per share - basic and diluted:
    Income before cumulative effect                             $     .33                 $     .33
    Cumulative effect                                                                          (.01)
                                                                ---------                 ---------
    Net income                                                  $     .33                 $     .32
                                                                =========                 =========
Weighted average shares:
    Basic                                                          93,659                   101,094
    Diluted                                                        94,504                   102,146


                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended March 31
                                                                                       2003              2002
                                                                                       ----              ----
                                                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                                                           $ 31,128            $ 32,425
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                        31,674              31,769
  Asset impairment and other non-cash charges                                                               1,314
  Provision for bad debts                                                              10,025              10,537
  Deferred income taxes                                                                19,708
  Net (gain) loss on sale of assets                                                      (189)                944
  Equity in earnings of affiliated companies                                           (1,541)               (736)
  Changes in assets and liabilities, excluding sold facilities and acquisitions:
    Receivables                                                                        (5,134)            (28,472)
    Prepaid expenses and other assets                                                  (1,951)             17,906
    Liabilities                                                                        (2,979)             30,524
                                                                                   -----------         -----------
Total adjustments                                                                      49,613              63,786
                                                                                   -----------         -----------
Net cash provided by operating activities                                              80,741              96,211
                                                                                   -----------         -----------
INVESTING ACTIVITIES
Investment in property and equipment                                                  (23,245)            (22,721)
Investment in systems development                                                      (1,177)               (646)
Acquisitions                                                                          (10,868)               (682)
Adjustment of acquisition of assets from development joint venture                                          1,158
Proceeds from sale of assets                                                            1,975               2,961
                                                                                   -----------         -----------
Net cash used in investing activities                                                 (33,315)            (19,930)
                                                                                   -----------         -----------
FINANCING ACTIVITIES
Net repayments under bank credit agreements                                           (23,400)            (50,100)
Principal payments of long-term debt                                                   (5,563)             (2,532)
Proceeds from exercise of stock options                                                   100                   6
Purchase of common stock for treasury                                                 (33,073)            (29,977)
                                                                                   -----------         -----------
Net cash used in financing activities                                                 (61,936)            (82,603)
                                                                                   -----------         -----------

Net decrease in cash and cash equivalents                                             (14,510)             (6,322)
Cash and cash equivalents at beginning of period                                       30,554              26,691
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                           $ 16,044            $ 20,369
                                                                                   ===========         ===========

                See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

At March 31, 2003, the Company operated 296 skilled nursing facilities, 70 assisted living facilities, 92 outpatient therapy clinics and 88 home health and hospice offices.

COMPREHENSIVE INCOME
Comprehensive income represents the sum of net income plus other comprehensive income. Comprehensive income totaled $31.4 million and $32.6 million for the first quarter of 2003 and 2002, respectively. The other comprehensive income primarily represents the unrealized gain on investments.

INSURANCE LIABILITIES
At March 31, 2003 and December 31, 2002, the workers' compensation liability consisted of short-term reserves of $26.4 million and $26.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $37.5 million and $32.5 million, respectively, which were included in other long-term liabilities. The expense for workers' compensation was $12.3 million and $11.1 million for the first quarters of 2003 and 2002, respectively. Although management believes that the Company's liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 3 for discussion of the Company's general and professional liability.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for options granted since 1995.

                                                                         Three months ended March 31,
                                                                        2003                     2002
                                                                        ----                     ----
                                                                    (In thousands, except earnings per share)
Net income -- as reported                                               $31,128                  $32,425
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                                                    (1,801)                  (1,507)
                                                                        -------                  -------
Net income -- pro forma                                                 $29,327                  $30,918
                                                                        =======                  =======
Earnings per share -- as reported:
  Basic and diluted                                                      $ .33                    $ .32

Earnings per share -- pro forma:
  Basic                                                                  $ .31                    $ .31
  Diluted                                                                $ .31                    $ .30




NEW ACCOUNTING STANDARD
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation provides that an enterprise with a variable interest in specified assets of a variable interest entity (VIE) is to treat a portion of the entity as a separate VIE if the specified assets are essentially the only source of payment for specified liabilities.

A subsidiary of the Company leases the Company's corporate headquarters from an unconsolidated VIE under an operating lease, which expires in January 2009. A third party has invested capital at risk exceeding 3 percent of the assets of the VIE with the remainder being financed through a debt obligation. Under this, and certain other criteria, the proper accounting was not to consolidate the VIE in the Company's financial statements prior to adopting the Interpretation. Rather, the Company accounts for the arrangement as an operating lease. Accordingly, neither the leased corporate headquarters nor the related debt is reported in the Company's accompanying balance sheets.

The Company expects to begin consolidating the VIE effective July 1, 2003, because the Company believes it is the VIE's primary beneficiary under the Interpretation's requirements. The corporate headquarters' lease obligation includes the annual operating lease payments that reflect interest only payments on the lessor's $22.8 million of underlying debt, as well as a residual guarantee of that amount at maturity. On July 1, 2003, the Company expects to include the residual value guarantee of $22.8 million as an increase to property and equipment and debt. The Company expects no effect on the results of operations other than the classification of operating lease payments as interest expense.

NOTE 2 - REVENUES
Revenues for certain health care services are as follows:

                                                                        Three months ended March 31,
                                                                         2003                   2002
                                                                         ----                   ----
                                                                                (In thousands)
Skilled nursing and assisted living services                            $629,969               $608,297
Home health and hospice services                                          72,888                 66,726
Rehabilitation services
 (excludes intercompany revenues)                                         20,924                 20,884
Hospital care                                                                                    15,961
Other services                                                             6,739                  4,119
                                                                        --------               --------
                                                                        $730,520               $715,987
                                                                        ========               ========


NOTE 3 - CONTINGENCIES
One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. Based upon its current assessment of the likely outcome of the Actions, the Company believes that its future environmental liabilities will be about $4.5 million. The Company has received insurance proceeds that will offset amounts due as a result of these exposures, depending upon the ultimate liabilities.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At March 31, 2003 and December 31, 2002, the general and professional liability consisted of short-term reserves of $52.2 million and $50.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $117.5 million, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $20.8 million and $17.6 million for the first quarter of 2003 and 2002, respectively, which was included in operating expenses. Although management believes that the Company's liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

NOTE 4 - EARNINGS PER SHARE
The calculation of earnings per share (EPS) is as follows:

                                                                     Three months ended March 31,
                                                                      2003                    2002
                                                                      ----                    ----
                                                                 (In thousands, except earnings per share)
Numerator:
  Income before cumulative effect                                     $31,128                 $33,739
                                                                      =======                 =======
Denominator:
  Denominator for basic EPS -
    weighted-average shares                                            93,659                 101,094
  Effect of dilutive securities:
    Stock options                                                         551                     781
    Non-vested restricted stock                                           294                     271
                                                                      -------                 -------
  Denominator for diluted EPS -
    adjusted for weighted-average
    shares and assumed conversions                                     94,504                 102,146
                                                                      =======                 =======
EPS - Income before cumulative effect:
  Basic and diluted                                                     $ .33                   $ .33


Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 5.3 million shares with an average exercise price of $24 for the first quarter of 2003 and
2.2 million shares with an average exercise price of $31 for the first quarter of 2002.

NOTE 5 - SEGMENT INFORMATION
The Company provides a range of health care services. The Company has one reportable operating segment, long-term care, which includes the operation of skilled nursing and assisted living facilities. The "Other" category includes the non-reportable segments and corporate items. The revenues in the "Other" category include services for rehabilitation, home health and hospice, and hospital care. The Company's hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, other income and expense items, income taxes and cumulative effect.

                                                              Long-Term
                                                                Care            Other                  Total
                                                              ---------         -----                  -----
                                                                           (In thousands)
Three months ended March 31, 2003
  Revenues from external customers                        $   629,969        $   100,551            $ 730,520
  Intercompany revenues                                                           14,486               14,486
  Depreciation and amortization                                29,522              2,152               31,674
  Operating margin                                            104,435             14,598              119,033

Three months ended March 31, 2002
  Revenues from external customers                            608,297            107,690              715,987
  Intercompany revenues                                                           13,537               13,537
  Depreciation and amortization                                28,680              3,089               31,769
  Operating margin                                            115,592             10,065              125,657



NOTE  6 - SUBSEQUENT EVENT RELATED TO DEBT, REFINANCING AND SHARE REPURCHASE
In April 2003, the Company refinanced its five-year, $500 million revolving credit facility that was scheduled to mature September 24, 2003. As a result of the refinancing, the Company classified the $235.9 million outstanding under the five-year credit agreement at March 31, 2003 as long-term debt. The financing package includes a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023.

Manor Care, Inc.'s three-year $200 million revolving credit facility was established with a group of banks. As of April 24, 2003, there were no loans outstanding under this agreement and after consideration of usage for letters of credit, there was $164.2 million available for future borrowing. Loans under the three-year credit facility are guaranteed by substantially all of the Company's subsidiaries. This credit agreement contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the three-year credit facility bear interest at variable rates that reflect, at the election of the Company, the agent bank's base lending rate or an increment over Eurodollar indices of 1.025 percent to 1.325 percent, depending on the quarterly performance of a key ratio. The three-year credit facility also provides for a fee on the total amount of the facility, ranging from .225 percent to .425 percent, depending on the performance of the same key ratio. In addition to direct borrowings, the three-year credit facility may be used to support the issuance of up to $100 million of letters of credit.

The Company issued $200 million principal amount of 6.25% Senior Notes due in 2013, priced at 99.686 percent to yield 6.29 percent. Interest is payable each May 1 and November 1, beginning November 1, 2003. The Company also issued $100 million principal amount of 2.125% Convertible Senior Notes due in 2023, priced at 100 percent. Interest is payable each April 15 and October 15, beginning October 15, 2003. The Company may not redeem the Convertible Senior Notes before April 15, 2010. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the Convertible Senior Notes under certain circumstances. The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company's common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Convertible Senior Notes may convert their notes into shares of the Company's common stock prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales price of the Company's common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120% of the conversion price per share of common stock on such conversion date; (2) if the notes have been called for redemption; (3) upon the occurrence of specified corporate transactions; and
(4) if the credit ratings assigned to the notes decline to certain levels. The holders of the Convertible Senior Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes, with the first such date being April 15, 2005. Except for the initial repurchase date, the Company may elect to satisfy the repurchase in whole or in part with common stock rather than cash.

The initial net proceeds of approximately $293.2 million from the closing of the three-year credit facility, Senior Notes and Convertible Senior Notes were used to repay borrowings outstanding under the Company's five-year revolving credit facility and to purchase $25.0 million of the Company's common stock concurrent with the refinancing transactions. The Company is in the process of registering the Senior Notes and Convertible Senior Notes with the Securities and Exchange Commission. The Senior Notes and Convertible Senior Notes are guaranteed by substantially all of the Company's subsidiaries.

In April 2003, the Company's board of directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2004. The Company purchased 1,775,400 shares in the first quarter of 2003 for $33.1 million and an additional 3,449,047 shares through April 24, 2003 for $68.9 million, including the $25 million repurchased concurrently with the Convertible Senior Notes offering. At April 24, 2003, the Company had remaining unused repurchase authority of $135.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

         General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first quarter of 2003 with the first quarter of 2002, the number of new claims is flat and our average settlement costs per claim have decreased slightly. Although we believe our reserves are adequate, we can give you no assurance that this liability will not require material adjustment in future periods.

RESULTS OF OPERATIONS -
QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         Revenues. Our revenues increased $14.5 million, or 2 percent, from the first quarter of 2002 to 2003. Excluding the results of our hospital that we sold in April 2002, our revenues increased $30.5 million, or 4 percent. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $21.7 million, or 4 percent, due to increases in rates/patient mix--$18.0 million and occupancy--$5.7 million that were partially offset by a decrease in capacity--$2.0 million. Our revenues from the home health and hospice business increased $6.2 million, or 9 percent, primarily because of an increase in hospice services.

Our rate increases for the long-term care segment related to Medicaid and private pay. Our average Medicaid rate increased 6 percent from $121 per day in the first quarter of 2002 to $128 per day in the first quarter of 2003. Private and other rates for our skilled nursing facilities increased 5 percent from $180 per day in the first quarter of 2002 to $189 per day in the first quarter of 2003. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients, even though the Medicare rate decreased because certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000, expired on September 30, 2002, the so-called Medicare

Cliff. Our average Medicare rate was $333 per day in the first quarter of 2002 compared with $310 in the first quarter of 2003.

Our occupancy levels were 87 percent for the first quarter of 2002 compared with 88 percent for the first quarter of 2003. Excluding start-up facilities, our occupancy levels were 88 percent for the first quarters of 2002 and 2003. Our occupancy levels for skilled nursing facilities were 88 percent for the first quarter of 2002 compared with 89 percent for the first quarter of 2003. The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations remained constant at 68 percent for the first quarters of 2002 and 2003.

Our bed capacity declined between the first quarter of 2002 and 2003 primarily because we closed or sold three skilled nursing facilities with 498 beds, which was partially offset by opening three assisted living facilities with 188 beds.

         Operating Expenses. Our operating expenses in the first quarter of 2003 increased $21.2 million, or 4 percent, compared with the first quarter of 2002. Excluding the results of our hospital that was sold on April 30, 2002, operating expenses increased $35.3 million, or 6 percent. Operating expenses from our long-term care segment increased $32.8 million, or 7 percent. Our operating expenses from our home health and hospice business increased $5.1 million, or 9 percent, because of an increase in services.

We attribute the largest portion ($20.3 million) of the long-term care operating expense increase between the first quarter of 2002 and 2003 to wages, temporary staffing and payroll overhead. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $2.2 million and general and professional liability expense of $3.6 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased primarily because of our increase in the monthly claims accrual from $5.0 million in the first quarter of 2002 to $6.0 million in the first quarter of 2003.

         Depreciation and Amortization. Our depreciation increased $0.6 million from the first quarter of 2002 to 2003. The increase in depreciation related to our capital expenditures in the past year and 11 facilities that were held for sale in 2002, which was partially offset by a decline in depreciation of $1.0 million from the sale of our hospital and writedown of asset values due to impairment in 2002. Amortization decreased $0.7 million primarily due to a decrease in software amortization.

         Interest Expense. Interest expense decreased $1.1 million related to a decline in debt levels. With the refinancing of our five-year credit facility in April 2003, we expect our interest expense to increase by approximately $1.0 million per month. See Note 6 to the consolidated financial statements for discussion of our debt refinancing.

         Gain (Loss) on Sale of Assets. Our loss on sale of assets in 2002 related to sales of land that we decided not to develop.

         Equity in Earnings of Affiliated Companies. Our equity earnings increased in the first quarter of 2003 compared with 2002 primarily because of our ownership interests in two hospitals acquired on April 30, 2002.

         Cumulative Effect of Change in Accounting Principle. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets," that we adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. We completed our initial impairment test in the second quarter of 2002 and determined that $1.3 million of our goodwill related to our vision business was impaired. The impairment loss, with no tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

FINANCIAL CONDITION - MARCH 31, 2003 AND DECEMBER 31, 2002

Property and equipment increased $3.7 million primarily because of $23.2 million in new construction and renovations to existing facilities and a $10.1 million cash payment to exercise a purchase option on a leased facility. These increases were partially offset by depreciation of $29.5 million and disposal of assets of $1.9 million.

Accrued insurance liabilities decreased $14.7 million primarily due to an $18.6 million payment of an environmental liability in January 2003. We also received insurance proceeds of $9.5 million in January 2003 to offset half of this payment.

Long-term debt due within one year decreased $264.8 million primarily due to the reclassification of our credit agreement debt of $235.9 million from short-term debt to long-term debt at March 31, 2003 because we refinanced our debt in April 2003, as further discussed in Note 6 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. During the first quarter of 2003, we satisfied our cash requirements from cash generated from operating activities. Cash flows from operating activities were $80.7 million for the first quarter of 2003. Our operating cash flows decreased $15.5 million from the first quarter of 2002 primarily because of our environmental liability payment of $18.6 million in the first quarter of 2003. We used the cash principally for capital expenditures, acquisitions, to repay debt and to purchase our common stock.

         Investing Activities. Our expenditures for property and equipment of $23.2 million in the first quarter of 2003 included $3.0 million to construct new facilities and expand existing facilities. In the first quarter of 2003, we exercised a purchase option for $10.1 million on a facility that was previously leased.

         Debt Agreement. At March 31, 2003, outstanding borrowings totaled $235.9 million under our five-year, $500 million revolving credit agreement that was scheduled to mature September 24, 2003 but was refinanced in April 2003. The financing package includes a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The initial net proceeds of approximately $293.2 million from the closing of these transactions were used to repay borrowings outstanding under the Company's five-year revolving credit facility and to purchase $25.0 million of the Company's common stock concurrent with the refinancing transactions. As of April 24, 2003, there were no loans outstanding under the new three-year revolving credit facility and after consideration of usage for letters of credit, there was $164.2 million available for future borrowing.

         Stock Purchase. During 2001 and 2002, our board of directors authorized us to spend up to $300 million to purchase our common stock with $200 million of the authorization expiring on December 31, 2003 and the remaining $100 million on December 31, 2004. In April 2003, our board authorized an additional $100 million through December 31, 2004. With these authorizations, we purchased 1,775,400 shares in the first quarter of 2003 for $33.1 million and an additional 3,449,047 shares through April 24, 2003 for $68.9 million, which includes the $25.0 million repurchased concurrently with the Convertible Senior Notes offering. We have $135.9 million remaining authority to repurchase our shares as of April 24. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature. Based on our ability to refinance significant portions of our debt as it matures, we believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements and scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under a refinanced bank credit agreement and other financing arrangements that are normally available in the marketplace.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others: changes in the health care industry because of political and economic influences; changes in Medicare, Medicaid and certain private payors' reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of patient-care related claims and workers' compensation claims and in insurance costs related to such claims; and other litigation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2002. The fair value of our 7 1/2% and 8% Senior Notes at March 31, 2003 has not changed significantly since year end.

Item 4.  Controls and Procedures

Within 90 days of filing this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003 and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.


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

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of Matters to a Vote of Security Holders.
None

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits

S-K Item
601 No.
--------

4.1 $200,000,000 Credit Agreement dated as of April 21, 2003 among Manor Care, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto

99.1              Chief Executive Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2              Chief Financial Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


(b) Reports on Form 8-K
    None in the first quarter of 2003.

    On April 10, 2003, Manor Care, Inc. filed a Form 8-K and under Item 9 included the April 9, 2003 press release announcing the Company's intention to refinance its existing credit facility and to issue $200 million of Senior Notes and $90 million of Senior Convertible Notes. The risk factors that were included in the preliminary Offering Memorandum in connection with the Senior Convertible Notes were included in the Form 8-K.

    On April 25, 2003, Manor Care, Inc. filed a Form 8-K and under Item 9 (the information was provided under Item 12 - Results of Operations and Financial Condition) furnished the April 25, 2003 press release reporting the Company's financial results for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Manor Care, Inc.
                               (Registrant)



Date   April 28, 2003          By  /s/ Geoffrey G. Meyers
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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

 /s/ Geoffrey G. Meyers
Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

4.1 $200,000,000 Credit Agreement dated as of April 21, 2003 among Manor Care, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto

99.1              Chief Executive Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2              Chief Financial Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002