Form 10-Q
period 2003-06-30
MANOR CARE INC
filed 2003-08-08
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2003.

                Common stock, $0.01 par value - 89,077,702 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            June 30, 2003 and December 31, 2002.................................      3

            Consolidated Statements of Income -
            Three months and six months ended June 30, 2003 and 2002............      4

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 2003 and 2002.............................      5

            Notes to Consolidated Financial Statements..........................      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......................     15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........     22

Item 4.     Controls and Procedures.............................................     24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................     24

Item 2.     Changes in Securities and Use of Proceeds...........................     24

Item 3.     Defaults Upon Senior Securities.....................................     24

Item 4.     Submission of Matters to a Vote of Security Holders.................     24

Item 5.     Other Information...................................................     25

Item 6.     Exhibits and Reports on Form 8-K....................................     25

SIGNATURES......................................................................     26

EXHIBIT INDEX...................................................................     27

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                  June 30,            December 31,
                                                                                    2003                 2002
                                                                                    ----                 ----
                                                                                 (Unaudited)            (Note 1)
                                                                               (In thousands, except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $     76,503          $     30,554
  Receivables, less allowances for doubtful
    accounts of $56,853 and $60,093, respectively                                    372,374               385,960
  Prepaid expenses and other assets                                                   38,570                23,974
  Deferred income taxes                                                               58,341                70,329
                                                                                ------------          ------------
Total current assets                                                                 545,788               510,817

Property and equipment, net of accumulated
  depreciation of $758,882 and $704,348, respectively                              1,524,586             1,534,339
Goodwill                                                                              87,752                85,814
Intangible assets, net of amortization of $3,325 and $9,234, respectively             10,074                10,457
Other assets                                                                         168,807               165,505
                                                                                ------------          ------------
Total assets                                                                    $  2,337,007          $  2,306,932
                                                                                ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     95,227          $     95,347
  Employee compensation and benefits                                                 144,255               109,628
  Accrued insurance liabilities                                                       98,049               109,385
  Income tax payable                                                                   9,931                11,657
  Other accrued liabilities                                                           58,725                48,424
  Long-term debt due within one year                                                   9,091               267,423
                                                                                ------------          ------------
Total current liabilities                                                            415,278               641,864

Long-term debt                                                                       664,493               373,112
Deferred income taxes                                                                105,144                79,073
Other liabilities                                                                    210,663               196,836

Shareholders' equity:
  Preferred stock, $.01 par value, 5 million shares authorized
  Common stock, $.01 par value, 300 million shares authorized,
    111.0 million shares issued                                                        1,110                 1,110
  Capital in excess of par value                                                     347,253               349,304
  Retained earnings                                                                1,055,957             1,006,295
  Accumulated other comprehensive loss                                                  (740)                  (11)
                                                                                ------------          ------------
                                                                                   1,403,580             1,356,698
  Less treasury stock, at cost (22.0 and 16.0 million shares, respectively)         (462,151)             (340,651)
                                                                                ------------          ------------
Total shareholders' equity                                                           941,429             1,016,047
                                                                                ------------          ------------
Total liabilities and shareholders' equity                                      $  2,337,007          $  2,306,932
                                                                                ============          ============

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        Consolidated Statements Of Income
                                   (Unaudited)

                                                      Three Months Ended June 30         Six Months Ended June 30
                                                     ---------------------------      ------------------------------
                                                       2003              2002            2003               2002
                                                     ---------         ---------      -----------        -----------
                                                               (In thousands, except earnings per share)
Revenues                                             $ 750,586         $ 728,435      $ 1,481,106        $ 1,444,422
Expenses:
  Operating                                            633,024           603,467        1,244,511          1,193,797
  General and administrative                            46,637            30,421           77,346             60,348
  Depreciation and amortization                         31,863            31,587           63,537             63,356
  Asset impairment                                                        24,876                              24,876
                                                     ---------         ---------      -----------        -----------
                                                       711,524           690,351        1,385,394          1,342,377
                                                     ---------         ---------      -----------        -----------
Income before other income (expenses)
  and income taxes                                      39,062            38,084           95,712            102,045
Other income (expenses):
  Interest expense                                     (11,317)           (9,388)         (20,192)           (19,332)
  Gain on sale of assets                                 2,134            31,197            2,323             30,253
  Equity in earnings of affiliated companies             1,599             1,137            3,140              1,873
  Interest income and other                                431               273            1,132                882
                                                     ---------         ---------      -----------        -----------
  Total other income (expenses), net                    (7,153)           23,219          (13,597)            13,676
                                                     ---------         ---------      -----------        -----------
Income before income taxes                              31,909            61,303           82,115            115,721
Income taxes                                            12,990            23,295           32,068             43,974
                                                     ---------         ---------      -----------        -----------
Income before cumulative effect                         18,919            38,008           50,047             71,747
Cumulative effect of change in
  accounting for goodwill                                                                                    (1,314)
                                                     ---------         ---------      -----------        -----------
Net income                                           $  18,919         $  38,008       $   50,047         $   70,433
                                                     =========         =========       ==========         ==========
Earnings per share - basic:
  Income before cumulative effect                    $     .21         $     .38      $       .55        $       .72
  Cumulative effect                                                                                             (.01)
                                                     ---------         ---------      -----------        -----------
  Net income                                         $     .21         $     .38      $       .55        $       .70 (a)
                                                     =========         =========       ==========         ==========
Earnings per share - diluted:
  Income before cumulative effect                    $     .21         $     .38      $       .54        $       .71
  Cumulative effect                                                                                             (.01)
                                                     ---------         ---------      -----------        -----------
  Net income                                         $     .21         $     .38      $       .54        $       .69 (a)
                                                     =========         =========       ==========         ==========
Weighted-average shares:
  Basic                                                 89,158            99,109           91,396            100,096
  Diluted                                               90,433           100,561           92,456            101,348

(a) Doesn't add due to rounding

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended June 30
                                                                                -----------------------------
                                                                                   2003               2002
                                                                                ----------          ---------
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                                      $   50,047          $  70,433
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                   63,537             63,356
    Asset impairment and other non-cash charges                                                        26,190
    Provision for bad debts                                                         15,630             21,618
    Deferred income taxes                                                           38,059
    Net gain on sale of assets                                                      (2,323)           (30,253)
    Equity in earnings of affiliated companies                                      (3,140)            (1,873)
    Changes in assets and liabilities, excluding sold facilities and acquisitions:
      Receivables                                                                   (1,814)           (39,170)
      Prepaid expenses and other assets                                            (13,185)            21,939
      Liabilities                                                                   46,971             (7,240)
                                                                                ----------          ---------
Total adjustments                                                                  143,735             54,567
                                                                                ----------          ---------
Net cash provided by operating activities                                          193,782            125,000
                                                                                ----------          ---------
INVESTING ACTIVITIES
Investment in property and equipment                                               (46,297)           (44,321)
Investment in systems development                                                   (2,175)            (1,851)
Acquisitions                                                                       (12,436)           (35,430)
Proceeds from sale of assets                                                        12,705             84,174
Adjustment of acquisition of assets from development joint venture                                      1,183
                                                                                ----------          ---------
Net cash provided by (used in) investing activities                                (48,203)             3,755
                                                                                ----------          ---------
FINANCING ACTIVITIES
Net repayments under bank credit agreements                                       (259,300)           (54,000)
Principal payments of long-term debt                                                (7,023)            (4,432)
Proceeds from issuance of senior notes                                             299,372
Payment of deferred financing costs                                                 (7,109)
Proceeds from exercise of stock options                                                471                 56
Purchase of common stock for treasury                                             (126,041)           (83,088)
                                                                                ----------          ---------
Net cash used in financing activities                                              (99,630)          (141,464)
                                                                                ----------          ---------
Net increase (decrease) in cash and cash equivalents                                45,949            (12,709)
Cash and cash equivalents at beginning of period                                    30,554             26,691
                                                                                ----------          ---------
Cash and cash equivalents at end of period                                      $   76,503          $  13,982
                                                                                ==========          =========

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

At June 30, 2003, the Company operated 293 skilled nursing facilities, 70 assisted living facilities, 91 outpatient therapy clinics and 88 home health and hospice offices.

COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $18.0 million and $49.3 million for the three and six months ended June 30, 2003, respectively, and $37.6 million and $70.2 million for the three and six months ended June 30, 2002, respectively. The other comprehensive loss in 2003 primarily represents the reversal of the unrealized gain on investments due to the sale of the securities underlying the investments. The other comprehensive loss in 2002 primarily relates to the unrealized loss on investments.

INSURANCE LIABILITIES

At June 30, 2003 and December 31, 2002, the workers' compensation liability consisted of short-term reserves of $27.1 million and $26.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $41.5 million and $32.5 million, respectively, which were included in other long-term liabilities. The expense for workers' compensation was $12.2 million and $24.5 million for the three and six months ended June 30, 2003, respectively, and $14.3 million and $25.4 million for the three and six months ended June 30, 2002, respectively. Although management believes that the Company's liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 7 for discussion of the Company's general and professional liability.

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

                                                 Three months ended                   Six months ended
                                                      June 30                             June 30
                                             -------------------------          -----------------------------
                                                2003           2002                2003               2002
                                             ---------       ---------          ----------          ---------
                                                        (In thousands, except earnings per share)
Net income - as reported                     $  18,919       $  38,008          $   50,047          $  70,433
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects        (2,110)         (2,138)             (3,911)            (3,645)
                                             ---------       ---------          ----------          ---------
Net income - pro forma                       $  16,809       $  35,870          $   46,136          $  66,788
                                             =========       =========          ==========          =========
Earnings per share - as reported:
  Basic                                      $     .21       $     .38          $      .55          $     .70
  Diluted                                    $     .21       $     .38          $      .54          $     .69
Earnings per share - pro forma:
  Basic                                      $     .19       $     .36          $      .50          $     .67
  Diluted                                    $     .19       $     .36          $      .50          $     .66

INTEREST RATE SWAP AGREEMENTS

Interest rate swap agreements are considered to be derivative financial instruments that must be recognized on the balance sheet at fair value. The Company's interest rate swap agreements have been formally designated to hedge certain fixed-rate senior notes and are considered to be effective fair value hedges based on meeting certain hedge criteria. The fair value of the interest rate swap agreements affects only the balance sheet and is recorded as a non-current asset or liability with an offsetting adjustment to the underlying senior note. The net interest amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense.

NEW ACCOUNTING STANDARD

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation provides specific guidance on determining whether an entity is considered a variable interest entity (VIE).

A subsidiary of the Company leases the Company's corporate headquarters from an unconsolidated entity (the lessor) under an operating lease, which expires in January 2009. The lessor has invested capital at risk exceeding 3 percent of the assets of the transaction with the remainder being financed through a debt obligation. In the Company's March 2003 Form 10-Q, the Company stated that it expected to consolidate its headquarters under this Interpretation. After additional research, the Company determined that it is prohibited from consolidating its headquarters based on the legal entity that owns the building. The building is currently owned by a legal entity that includes other operations of the lessor, and, accordingly is not a VIE. If the lessor had created a separate legal entity to acquire the building, then this entity would be a VIE. Because of the difference in legal form, different accounting may result when the substance of the transaction is similar. As a result, the Company will continue to account for the arrangement as an operating lease. Accordingly, neither the leased corporate headquarters nor the related debt will be reported in the Company's balance sheet.

NOTE 2 - REVENUES

Revenues for certain health care services are as follows:

                                                 Three Months Ended         Six Months Ended
                                                      June 30                   June 30
                                               -----------------------   -----------------------
                                                  2003          2002        2003         2002
                                               ----------   ----------   ----------   ----------
                                                                 (In thousands)
Skilled nursing and assisted living services   $  640,515   $  625,821   $1,270,484   $1,234,118
Home health and hospice services                   83,744       72,898      156,632      139,624
Rehabilitation services
 (excludes intercompany revenues)                  21,574       22,477       42,498       43,361
Hospital care                                                    5,383                    21,344
Other services                                      4,753        1,856       11,492        5,975
                                               ----------   ----------   ----------   ----------
                                               $  750,586   $  728,435   $1,481,106   $1,444,422
                                               ==========   ==========   ==========   ==========

NOTE 3 - DEBT

Debt consists of the following:

                                               June 30,       December 31,
                                                 2003             2002
                                               --------         --------
                                                    (In thousands)
Five Year Agreement                                             $259,300
7.5% Senior Notes, net of discount             $149,731          149,795
8% Senior Notes                                 199,689          200,000
6.25% Senior Notes, net of discount             199,385
2.125% Convertible Senior Notes                 100,000
Mortgages and other notes                        19,748           26,325
Capital lease obligations                         5,031            5,115
                                               --------         --------
                                                673,584          640,535
Less:
Amounts due within one year                       9,091          267,423
                                               --------         --------
Long-term debt                                 $664,493         $373,112
                                               ========         ========

In April 2003, the Company refinanced its five-year , $500 million revolving credit facility that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The Company plans to voluntarily increase the interest rate on the Convertible Senior Notes to 2.625% effective August 20, 2003 as these investors will not otherwise participate in the common stock dividend. See
Note 9 for a discussion of the cash dividend.

Manor Care, Inc.'s three-year $200 million revolving credit facility was established with a group of banks. As of June 30, 2003, there were no loans outstanding under this agreement and after consideration of usage for letters of credit, there was $161.4 million available for future borrowing. Loans under the three-year credit facility are guaranteed by substantially all of the Company's subsidiaries. This credit agreement contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the three-year credit facility bear interest at variable rates that reflect, at the election of the Company, the agent bank's base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio. The three-year credit facility also provides for a fee on the total amount of the facility, depending on the performance of the same key ratio. In addition to direct borrowings, the three-year credit facility may be used to support the issuance of up to $100 million of letters of credit.

The Company issued $200 million principal amount of 6.25% Senior Notes due in 2013, priced at 99.686 percent to yield 6.29 percent. Interest is payable each May 1 and November 1, beginning November 1, 2003. The Company also issued $100 million principal amount of 2.125% Convertible Senior Notes due in 2023, priced at 100 percent. Interest is payable each April 15 and October 15, beginning October 15, 2003. The Company may not redeem the Convertible Senior Notes before April 15, 2010. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the Convertible Senior Notes under certain circumstances. The Company's obligation to pay contingent interest is considered to be an embedded derivative and the initial value is not material. The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company's common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Convertible Senior Notes may convert their notes into shares of the Company's common stock prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales price of the Company's common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120% of the conversion price per share of common stock on such conversion date; (2) if the notes have been called for redemption; (3) upon the occurrence of specified corporate transactions; and (4) if the credit ratings assigned to the notes decline to certain levels. The holders of the Convertible Senior Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes, with the first such date being April 15, 2005. Except for the initial repurchase date, the Company may elect to satisfy the repurchase in whole or in part with common stock rather than cash.

The net proceeds of approximately $292.3 million from the closing of the three-year credit facility, Senior Notes and Convertible Senior Notes were used to repay borrowings outstanding under the Company's five-year revolving credit facility and to purchase $25.0 million of the Company's common stock concurrent with the refinancing transactions. The Company is in the process of registering the Senior Notes and Convertible Senior Notes with the Securities and Exchange Commission. The Senior Notes and Convertible Senior Notes are guaranteed by substantially all of the Company's subsidiaries.

NOTE  4 -  INTEREST RATE SWAP AGREEMENTS

In May 2003 the Company entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed and variable rate debt. These fair value hedge agreements effectively convert the interest rate on $100 million each of the Company's 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread. The fair value of these agreements was immaterial at June 30, 2003. The adjustment to interest expense related to these agreements for the second quarter of 2003 was immaterial.

NOTE 5 - STOCK REPURCHASE

In April 2003, the Company's board of directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2004. The Company purchased 6,282,147 shares in the first half of 2003 for $126.0 million, including the $25 million repurchased concurrently with the Convertible Senior Notes offering, and an additional 65,900 shares in July 2003 for $1.7 million. At July 31, 2003, the Company had remaining unused repurchase authority of $110.2 million.

NOTE 6 - EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                              Three Months Ended    Six Months Ended
                                                   June 30              June 30
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
                                             (In thousands, except earnings per share)
Numerator:
  Income before cumulative effect            $ 18,919   $ 38,008   $ 50,047   $ 71,747
                                             ========   ========   ========   ========
Denominator:
  Denominator for basic EPS -
    weighted-average shares                    89,158     99,109     91,396    100,096
  Effect of dilutive securities:
    Stock options                                 926      1,147        738        964
    Non-vested restricted stock                   349        305        322        288
                                             --------   --------   --------   --------
  Denominator for diluted EPS -
    adjusted for weighted-average
    shares and assumed conversions             90,433    100,561     92,456    101,348
                                             ========   ========   ========   ========
EPS - Income before cumulative effect:
  Basic                                      $    .21   $    .38   $    .55   $    .72
  Diluted                                    $    .21   $    .38   $    .54   $    .71

Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 3.6 million shares with an average exercise price of $26 for the first half of 2003 and 2.1 million shares with an average exercise price of $32 for the first half of 2002.

NOTE 7 - CONTINGENCIES

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

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2003 and December 31, 2002, the general and professional liability consisted of short-term reserves of $55.3 million and $50.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $117.5 million, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $21.9 million and $42.7 million for the three and six months ended June 30, 2003, respectively, and $23.7 million and $41.3 million for the three and six months ended June 30, 2002, respectively, which was included in operating expenses. Although management believes that the Company's liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

NOTE 8 - SEGMENT INFORMATION

The Company provides a range of health care services. The Company now has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and home health and hospice. The home health and hospice segment met the 10 percent disclosure threshold requirement in the second quarter of 2003 and the Company restated its 2002 corresponding information. The "Other" category includes the non-reportable segments and corporate items. The revenues in the "Other" category include services for rehabilitation, hospital care and other services. The Company's hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expense, depreciation and amortization, asset impairment, other income and expense items, income taxes and cumulative effect. The other category is not comparative as the Company sold its hospital on April 30, 2002 and recorded $8.4 million of operating expenses in the second quarter of 2003 related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. for the period 1992-1998. See Management's Discussion and Analysis for additional discussion of this expense.

                                          Long-Term   Home Heath
                                            Care      and Hospice      Other         Total
                                         ----------   -----------   ----------    ----------
                                                         (In thousands)
Three months ended June 30, 2003
  Revenues from external customers       $  640,515   $   83,744    $   26,327    $  750,586
  Intercompany revenues                                                 15,234        15,234
  Depreciation and amortization              29,709          987         1,167        31,863
  Operating margin                          106,536       18,018        (6,993)      117,561

Three months ended June 30, 2002
  Revenues from external customers          625,821       72,898        29,716       728,435
  Intercompany revenues                                                 14,197        14,197
  Depreciation and amortization              29,703          876         1,008        31,587
  Operating margin                          116,178       13,280        (4,490)      124,968

Six months ended June 30, 2003
  Revenues from external customers        1,270,484      156,632        53,990     1,481,106
  Intercompany revenues                                                 29,720        29,720
  Depreciation and amortization              59,231        1,953         2,353        63,537
  Operating margin                          210,971       28,951        (3,327)      236,595

Six months ended June 30, 2002
  Revenues from external customers        1,234,118      139,624        70,680     1,444,422
  Intercompany revenues                                                 27,734        27,734
  Depreciation and amortization              58,383        1,341         3,632        63,356
  Operating margin                          231,770       23,125        (4,270)      250,625

NOTE 9 - SUBSEQUENT EVENT

On July 25, 2003 the Company declared that it will pay a quarterly cash dividend of 12.5 cents per share of common stock. The dividend is payable August 20, 2003 to shareholders of record on August 7, 2003. The Company currently intends to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared or paid in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - OVERVIEW

         Federal Medicare Payment Legislation. The Centers for Medicare & Medicaid Services, or CMS, made several announcements during the quarter that should increase Medicare reimbursement. CMS indicated that it would not implement case-mix refinements at least until fiscal 2005 and recommended a 3.0 percent market basket adjustment increase in Medicare payment rates for fiscal 2004. In June, CMS announced a proposal to increase nursing center Medicare reimbursement by an additional 3.26 percent beginning October 1, 2003. With the annual market basket adjustment and the correction proposed by CMS, we expect our fourth quarter Medicare revenues to increase by approximately $20 per patient day.

CRITICAL ACCOUNTING POLICIES

         General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2003 for all policy periods through May 31, 2003. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first half of 2003 with the first half of 2002, the number of new claims is flat. We expect the average settlement costs per claim for the year 2003 to approximate 2002. Our accrual for current claims per month is $6.9 million. Although we believe our reserves are adequate, we can give you no assurance that this liability will not require material adjustment in future periods.

RESULTS OF OPERATIONS -
QUARTER AND YEAR-TO-DATE JUNE 30, 2003 COMPARED WITH JUNE 30, 2002

         Revenues. Our revenues increased $22.2 million, or 3 percent, from the second quarter of 2002 to 2003. Excluding the results of our hospital that we sold in April 2002, our revenues increased $27.5 million, or 4 percent. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $14.7 million, or 2 percent, due to increases in rates/patient mix--$11.8 million and occupancy--$9.5 million that were partially offset by a decrease in capacity--$6.6 million. Our revenues from the home health and hospice segment increased $10.8 million, or 15 percent, primarily because of an increase in hospice patient days.

Our revenues in the first half of 2003 increased $36.7 million, or 3 percent, compared with the first half of 2002. Excluding the results of our hospital that we sold in April 2002, our revenues increased $58.0 million, or 4 percent. Revenues from our long-term care segment increased $36.4 million, or 3 percent, due to increases in rates/patient mix--$29.8 million and occupancy--$15.2 million that were partially offset by a decrease in capacity--$8.6 million. Our revenues from the home health care and hospice segment increased $17.0 million, or 12 percent, primarily because of an increase in hospice patient days.

Our average rates per day for the long-term care segment were as follows:

                                         Second Quarter                          First Half
                                       -------------------   Increase        ------------------     Increase
                                        2003        2002    (Decrease)        2003        2002     (Decrease)
                                       -------     -------  ----------       -------     ------    ----------
Medicaid                               $131.29     $122.99      7%           $129.78     $122.23       6%
Private and other (skilled only)       $188.66     $180.60      4%           $188.78     $180.49       5%
Medicare                               $311.19     $334.41     (7)%          $310.75     $333.70      (7)%

We expect our Medicaid rates to increase only 2 percent in the third quarter compared to the prior year because of the difficult budgeting situations in most states. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients, even though the Medicare rate decreased. The rate decreased because certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99, and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000, expired on September 30, 2002, the so-called Medicare Cliff.

Our occupancy levels were as follows:

                                           Second Quarter          First Half
                                           --------------       ----------------
                                           2003      2002       2003        2002
                                           ----      ----       ----        ----
Total                                       88%       87%        88%         87%
Excluding start-up facilities               88%       88%        88%         88%
Skilled nursing facilities                  89%       88%        89%         88%

The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations was 67 percent for the second quarter and first half of 2003 and 68 percent for the second quarter and first half of 2002.

Our bed capacity declined between the second quarter and first half of 2002 and 2003 primarily because we sold three skilled nursing facilities in May 2003 with 374 beds and closed or sold three skilled nursing facilities in 2002 with 498 beds, which was partially offset by opening three assisted living facilities in 2002 with 188 beds.

         Operating Expenses. Our operating expenses in the second quarter of 2003 increased $29.6 million, or 5 percent, compared with the second quarter of 2002. Excluding the results of our hospital that was sold on April 30, 2002, operating expenses increased $35.4 million, or 6 percent. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities' Medicare fiscal intermediary for the period 1992-1998. We believe the former Manor Care facilities were fully entitled to the reimbursement they received for these allocations. The agreement in principle, if ultimately approved and executed by all parties, will resolve any uncertainty over potential liability to the Medicare program. We have fully cooperated with the Department of Justice throughout the review. No complaint has been filed, nor has any subpoena been issued to the Company related to this matter. This agreement in principle is subject to final approvals within the Department of Justice and to negotiation of a definitive settlement agreement. We expect the settlement to be completed in the third quarter.

Operating expenses from our long-term care segment increased $24.3 million, or 5 percent between the second quarters of 2002 and 2003. We attribute the largest portion ($15.8 million) of the long-term care operating expense increase to wages, temporary staffing and payroll overhead. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $2.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense decreased $1.2 million because we recorded expense of $4.9 million in the second quarter of 2002 due to a court-ordered liquidation of one of our insurers. Excluding the $4.9 million charge, the expense increased as a result of an increase in the claims accrual and insurance premiums. Also, during the second quarter of 2002, we reversed $2.1 million of a 2001 charge that related to the damage award from an arbitration decision with NeighborCare Pharmacy Services, or NeighborCare, based on an amendment to the decision and award in June 2002.

Our operating expenses from our home health and hospice segment increased $6.1 million, or 10 percent between the second quarters of 2002 and 2003. The increase related to labor costs of $2.9 million, ancillary costs including pharmaceuticals of $1.4 million and other direct nursing care costs, including medical equipment and supplies, of $1.6 million.

Our operating expenses in the first half of 2003 increased $50.7 million, or 4 percent, compared with the first half of 2002. Excluding the results of our hospital that was sold on April 30, 2002, operating expenses increased $70.6 million, or 6 percent. See our discussion above for the $8.4 million expense recorded in the second quarter of 2003 related to Medicare cost reports.

Operating expenses from our long-term care segment increased $57.2 million, or 6 percent, between the first half of 2002 and 2003. The largest portion of the long-term care operating expense increase of $36.1 million related to wages, temporary staffing and payroll overhead. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $5.0 million and general and professional liability expense of $2.3 million. Excluding the $4.9 million charge mentioned above in 2002, our general and professional liability expense increased because of an increase in the claims accrual and insurance premiums. See our discussion above for the reversal of the $2.1 million charge in the second quarter of 2002 related to the NeighborCare arbitration.

Our operating expenses from our home health and hospice segment increased $11.2 million, or 10 percent. The increase related to labor costs of $5.9 million, ancillary costs including pharmaceuticals of $2.8 million and other direct nursing care costs, including medical equipment and supplies, of $2.7 million.

         General and Administrative Expenses. Our general and administrative expenses increased $16.2 million and $17.0 million from the second quarters and first half of 2002 to 2003, respectively. An increase of $6.2 million related to restructuring split-dollar life insurance policies for officers and key employees as a result of the Sarbanes-Oxley Act of 2002 which prohibits employee loans in the form of prepaid premiums and recent tax law changes that make the internal buildup of cash surrender value taxable. The restructuring requires transferring a portion of the Company's share of the split-dollar life insurance polices to the employees. The other significant expense related to the increase in costs associated with our stock appreciation rights and deferred compensation plans of $10.0 million, primarily from the 30 percent increase in our stock price this quarter. The major portion of this increase ($8.1 million) was included in general and administrative expenses and the remainder was an operating expense increase divided between our operating segments.

         Asset Impairment. During our quarterly reviews of long-lived assets in 2002, management determined that certain assets were impaired by $24.9 million. The impairment consisted of $19.9 million for certain long-lived assets and $5.0 million of our vision business' intangible assets. Refer to our Form 10-Q for the quarter ended June 30, 2002 for additional discussion.

         Interest Expense. Interest expense increased from the second quarter of 2002 to 2003 because of the higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off. The increase in interest expense also related to additional amortization of finance fees from the new senior notes. We expected our interest expense to increase by approximately $1.0 million per month as a result of the refinancing. See Note 3 to the consolidated financial statements for discussion of our debt refinancing.

We entered into interest rate swap agreements in May 2003 on a notional amount of $200 million to hedge certain fixed-rate senior notes. These agreements effectively converted the interest rates of these notes to variable rates in order to provide a better balance of fixed and variable rate debt. The effect was not material for the second quarter of 2003. See Note 4 to the consolidated financial statements for discussion of our interest rate swap agreements.

         Gain on Sale of Assets. Our gain on sale of assets in the first half of 2002 primarily related to the gain of $31.1 million recognized on the sale of our hospital on April 30, 2002.

         Equity in Earnings of Affiliated Companies. Our equity earnings increased in the second quarter and first half of 2003 compared with 2002 primarily because of our ownership interests in two hospitals acquired on April 30, 2002.

         Income Taxes. Our effective tax rate increased to 40.7 percent in the second quarter of 2003 compared with 38.0 percent for the year 2002 as a result of non-deductible expense from restructuring the split-dollar life insurance policies.

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

FINANCIAL CONDITION - JUNE 30, 2003 AND DECEMBER 31, 2002

Prepaid expenses and other assets increased $14.6 million due to $7.6 million of restricted cash placed in an escrow account to prepay miscellaneous debt in the third quarter and $5.4 million for prepaid general liability insurance due to payment of premiums for the policy year beginning June 1, 2003.

Property and equipment decreased $9.8 million primarily due to depreciation of $59.3 million and disposal of assets of $8.6 million. These decreases were partially offset by $46.3 million in new construction and renovations to existing facilities and a $10.1 million cash payment to exercise a purchase option on a leased facility.

Accrued insurance liabilities decreased $11.3 million primarily due to an $18.6 million payment of an environmental liability. We also received insurance proceeds of $9.5 million in January 2003 to offset half of this payment, which reduced our receivables.

Other accrued liabilities increased $10.3 million as a result of the $8.4 million reserve for a proposed settlement of a review of certain Medicare cost reports related to the former Manor Care, Inc.

Our debt classification between current and long-term changed during the first half of 2003 as a result of the new financing package completed in April 2003. We issued $300.0 million of senior notes. With the proceeds, we paid off our expiring revolving credit facility that had a balance of $259.3 million at December 31, 2002 and was classified as a current liability. See Note 3 to the consolidated financial statements for additional discussion of the financing package.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. During the first half of 2003, we satisfied our cash requirements from cash generated from operating activities. We used the cash principally for capital expenditures, acquisitions, to purchase our common stock and in the first quarter to pay down debt. Cash flows from operating activities were $193.8 million for the first half of 2003, an increase of $68.8 million from the first half of 2002. We have not paid any estimated federal tax payments in 2003 compared with $33.0 million in the first half of 2002 due to changes in tax laws and accounting methods for tax return purposes. During the first half of 2002, we paid $22.0 million to NeighborCare related to the arbitration decision and $35.3 million to the Internal Revenue Service related to the settlement agreement for company owned life insurance.

         Investing Activities. Our expenditures for property and equipment of $46.3 million in the first half of 2003 included $8.1 million to construct new facilities and expand existing facilities. In the first quarter of 2003, we exercised a purchase option for $10.1 million on a facility that was previously leased.

         Debt Agreement. During April 2003, we refinanced our five-year, $500 million revolving credit agreement that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The net proceeds of approximately $292.3 million from the closing of these transactions were used to repay borrowings outstanding under our five-year revolving credit facility and to purchase $25.0 million of our common stock concurrent with the refinancing transactions. As of June 30, 2003, there were no loans outstanding under the new three-year revolving credit facility and after consideration of usage for letters of credit, there was $161.4 million available for future borrowing.

         Stock Purchase. During 2001 and 2002, our board of directors authorized us to spend up to $300 million to purchase our common stock with $200 million of the authorization expiring on December 31, 2003 and the remaining $100 million on December 31, 2004. In April 2003, our board authorized an additional $100 million through December 31, 2004. With these authorizations, we purchased 6,282,147 shares in the first half of 2003 for $126.0 million, which includes the $25.0 million repurchased concurrently with the Convertible Senior Notes offering, and an additional 65,900 shares in July 2003 for $1.7 million. We have $110.2 million remaining authority to repurchase our shares as of July 31. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

         Cash Dividend. On July 25, 2003, the Company declared that it will pay a quarterly cash dividend of 12.5 cents per share of common stock to shareholders of record on August 7, 2003. This is the first dividend payment in the Company's history and will approximate $11.0 million payable on August 20, 2003. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared or paid in the future.

We believe that a certain amount of debt has an appropriate place in our overall capital structure and it is not our strategy to eliminate all debt financing. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature. We believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements, scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases, cash dividends and some share repurchase. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under our bank credit agreement and other financing arrangements that are normally available in the marketplace.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others: changes in the health care industry because of political and economic influences; changes in Medicare, Medicaid and certain private payors' reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of patient-care related claims and workers' compensation claims and in insurance costs related to such claims; other litigation and our ability to complete the settlement with the Department of Justice.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. In the second quarter of 2003, we refinanced our five-year credit agreement prior to its scheduled maturity in September 2003 with a new three-year $200 million credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. There are no loans outstanding under our new credit facility at June 30, 2003. The Company plans to voluntarily increase the interest rate on the Convertible Senior Notes to 2.625% effective August 20, 2003 as these investors will not otherwise participate in the common stock dividend.

We entered into interest rate swap agreements on a notional amount of $200 million in May 2003 in order to provide a better balance of fixed and variable rate debt. The agreements effectively convert the interest rate on $100 million each of our 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

The following table provides information about our significant interest rate risk at June 30, 2003 compared with December 31, 2002:

                                                      June 30, 2003               December 31, 2002
                                                   ---------------------        ----------------------
                                                  Principal
                                                  (Notional)      Fair          Principal      Fair
                                                    Amount        Value           Amount       Value
                                                    ------        -----           ------       -----
                                                                    (In thousands)
Variable rate debt:
   Five-year credit agreement, matures
      September 2003, interest at a
      Eurodollar-based rate plus .40%                                           $ 259,300    $ 259,300

Fixed rate debt:
   Senior Notes:
     7.5%, due June 2006                          $ 150,000     $163,810          150,000      157,362
     8%, due March 2008                             200,000      223,440          200,000      217,072
     6.25%, due April 2013                          200,000      206,386
   Convertible Senior Notes:
     2.125%, due April 2023                         100,000      113,250

Interest rate swaps - liability:
   Pay variable rate (6.24%) and receive
     fixed (7.5%), due June 2006                    100,000           94
   Pay variable rate (6.13%) and receive
     fixed (8%), due March 2008                     100,000          311

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 - Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient-care related claims.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 6, 2003 the stockholders voted on the following items: a) elect Frederick V. Malek as a director, b) elect Robert G. Siefers as a director, c) elect M. Keith Weikel as a director, d) elect Thomas L. Young as a director, e) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 2003, f) approve the stockholder proposal to declassify the board and g) approve the stockholder proposal to index stock options. Items a-f were approved and Item g was not approved. The votes were as follows:

Item            For                Against           Withheld         Abstain
----            ---                -------           --------         -------
 a           80,986,463                             1,547,070
 b           80,614,931                             1,918,602
 c           81,174,922                             1,358,611
 d           80,726,364                             1,807,169
 e           77,294,288           4,710,038                            529,207
 f           49,729,577          18,703,518                            840,022
 g            8,158,218          60,058,954                          1,055,925

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

S-K Item
601 No.
--------
 31.1      Chief Executive Officer Certification
 31.2      Chief Financial Officer Certification
 32.1      Chief Executive Officer Certification Pursuant To 18 U.S.C. Section
           1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
 32.2      Chief Financial Officer Certification Pursuant To 18 U.S.C. Section
           1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

                                Manor Care, Inc.
                                (Registrant)

Date August 8, 2003             By  /s/ Geoffrey G. Meyers
                                    --------------------------------------------
                                    Geoffrey G. Meyers, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
 31.1       Chief Executive Officer Certification

 31.2       Chief Financial Officer Certification

 32.1       Chief Executive Officer Certification Pursuant To 18 U.S.C. Section
            1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act
            Of 2002

 32.2       Chief Financial Officer Certification Pursuant To 18 U.S.C. Section
            1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act
            Of 2002