Form 10-Q
period 2003-09-30
MANOR CARE INC
filed 2003-11-03
CIK 878736

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2003.

               Common stock, $0.01 par value -- 89,138,022 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets -
             September 30, 2003 and December 31, 2002 ........................................      3

             Consolidated Statements of Income -
             Three months and nine months ended September 30, 2003 and 2002 ..................      4

             Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2003 and 2002 ...................................      5

             Notes to Consolidated Financial Statements ......................................      6

Item 2.      Management's Discussion and Analysis of

             Financial Condition and Results of Operations ...................................      16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ......................      24

Item 4.      Controls and Procedures .........................................................      25

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ...............................................................      25

Item 2.      Changes in Securities and Use of Proceeds .......................................      25

Item 3.      Defaults Upon Senior Securities .................................................      25

Item 4.      Submission of Matters to a Vote of Security Holders .............................      25

Item 5.      Other Information ...............................................................      26

Item 6.      Exhibits and Reports on Form 8-K ................................................      26

SIGNATURES ...................................................................................      27

EXHIBIT INDEX ................................................................................      28

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                MANOR CARE, INC.
                           Consolidated Balance Sheets

                                                                                   September 30,   December 31,
                                                                                       2003           2002
                                                                                       ----           ----
                                                                                    (Unaudited)      (Note 1)
                                                                              (In thousands, except per share data)
ASSETS
Current assets:
 Cash and cash equivalents                                                         $      83,631   $     30,554
 Receivables, less allowances for doubtful
  accounts of $57,459 and $60,093, respectively                                          383,789        385,960
 Prepaid expenses and other assets                                                        26,945         23,974
 Deferred income taxes                                                                    63,685         70,329
                                                                                   -------------   ------------
Total current assets                                                                     558,050        510,817

Property and equipment, net of accumulated
 depreciation of $789,052 and $704,348, respectively                                   1,519,345      1,534,339
Goodwill                                                                                  87,752         85,814
Intangible assets, net of amortization of $3,439 and $9,234, respectively                 10,010         10,457
Other assets                                                                             171,613        165,505
                                                                                   -------------   ------------
Total assets                                                                       $   2,346,770   $  2,306,932
                                                                                   =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $      98,685   $     95,347
 Employee compensation and benefits                                                      145,506        109,628
 Accrued insurance liabilities                                                           105,753        109,385
 Income tax payable                                                                                      11,657
 Other accrued liabilities                                                                46,877         48,424
 Long-term debt due within one year                                                        1,921        267,423
                                                                                   -------------   ------------
Total current liabilities                                                                398,742        641,864

Long-term debt                                                                           661,808        373,112
Deferred income taxes                                                                    118,767         79,073
Other liabilities                                                                        216,184        196,836

Shareholders' equity:
 Preferred stock, $.01 par value, 5 million shares authorized
 Common stock, $.01 par value, 300 million shares authorized,
  111.0 million shares issued                                                              1,110          1,110
 Capital in excess of par value                                                          354,044        349,304
 Retained earnings                                                                     1,065,581      1,006,295
 Accumulated other comprehensive loss                                                       (274)           (11)
                                                                                   -------------   ------------
                                                                                       1,420,461      1,356,698
 Less treasury stock, at cost (22.1 and 16.0 million shares, respectively)              (469,192)      (340,651)
                                                                                   -------------   ------------
Total shareholders' equity                                                               951,269      1,016,047
                                                                                   -------------   ------------
Total liabilities and shareholders' equity                                         $   2,346,770   $  2,306,932
                                                                                   =============   ============

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                        Consolidated Statements Of Income
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
                                                            ------------                  ------------
                                                         2003           2002           2003           2002
                                                         ----           ----           ----           ----
                                                             (In thousands, except earnings per share)

Revenues                                              $   761,279    $   732,920    $ 2,242,385    $ 2,177,342
Expenses
  Operating                                               638,235        603,025      1,882,746      1,796,822
  General and administrative                               36,649         29,227        113,995         89,575
  Depreciation and amortization                            32,058         30,826         95,595         94,182
  Asset impairment                                                         2,745                        27,621
                                                      -----------    -----------    -----------    -----------
                                                          706,942        665,823      2,092,336      2,008,200
                                                      -----------    -----------    -----------    -----------

Income before other income (expenses)
 and income taxes                                          54,337         67,097        150,049        169,142
Other income (expenses):
  Interest expense                                        (10,842)        (9,436)       (31,034)       (28,768)
  Gain on sale of assets                                    1,731            150          4,054         30,403
  Equity in earnings of affiliated companies                2,090          1,741          5,230          3,614
  Interest income and other                                   307            228          1,439          1,110
                                                      -----------    -----------    -----------    -----------
  Total other income (expenses), net                       (6,714)        (7,317)       (20,311)         6,359
                                                      -----------    -----------    -----------    -----------

Income before income taxes                                 47,623         59,780        129,738        175,501
Income taxes                                               16,584         22,717         48,652         66,691
                                                      -----------    -----------    -----------    -----------
Income before cumulative effect                            31,039         37,063         81,086        108,810
Cumulative effect of change in
 accounting for goodwill                                                                                (1,314)
                                                      -----------    -----------    -----------    -----------
Net income                                            $    31,039    $    37,063    $    81,086    $   107,496
                                                      ===========    ===========    ===========    ===========

Earnings per share-basic:
  Income before cumulative effect                     $       .35    $       .38    $       .90    $      1.10
  Cumulative effect                                                                                       (.01)
                                                      -----------    -----------    -----------    -----------
  Net income                                          $       .35    $       .38    $       .90    $      1.08(a)
                                                      ===========    ===========    ===========    ===========

Earnings per share - diluted:
  Income before cumulative effect                     $       .35    $       .38    $       .89    $      1.08
  Cumulative effect                                                                                       (.01)
                                                      -----------    -----------    -----------    -----------
  Net income                                          $       .35    $       .38    $       .89    $      1.07
                                                      ===========    ===========    ===========    ===========

Weighted-average shares:
  Basic                                                    88,060         97,239         90,272         99,133
  Diluted                                                  89,720         98,429         91,532        100,365

Cash dividends declared per common share              $      .125                   $      .125
(a) Doesn't add due to rounding

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended September 30
                                                                                   ------------------------------
                                                                                      2003                2002
                                                                                      ----                ----
                                                                                           (In thousands)
OPERATING ACTIVITIES
Net income                                                                         $  81,086            $ 107,496
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                                         95,595               94,182
Asset impairment and other non-cash charges                                                                28,935
Provision for bad debts                                                               23,930               30,486
Deferred income taxes                                                                 46,338
Net gain on sale of assets                                                            (4,054)             (30,403)
Equity in earnings of affiliated companies                                            (5,230)              (3,614)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
 Receivables                                                                         (21,564)             (40,525)
 Prepaid expenses and other assets                                                    (1,633)              24,772
 Liabilities                                                                          40,081                7,173
                                                                                   ---------            ---------
Total adjustments                                                                    173,463              111,006
                                                                                   ---------            ---------
Net cash provided by operating activities                                            254,549              218,502
                                                                                   ---------            ---------

INVESTING ACTIVITIES
Investment in property and equipment                                                 (74,059)             (68,773)
Investment in systems development                                                     (2,728)              (2,333)
Acquisitions                                                                         (12,556)             (35,514)
Acquisition of assets from development joint venture                                                        1,183
Proceeds from sale of assets                                                          16,748               88,645
                                                                                   ---------            ---------
Net cash used in investing activities                                                (72,595)             (16,792)
                                                                                   ---------            ---------

FINANCING ACTIVITIES
Net repayments under bank credit agreements                                         (259,300)             (84,600)
Principal payments of long-term debt                                                 (13,896)              (4,670)
Proceeds from issuance of senior notes                                               299,372
Payment of deferred financing costs                                                   (7,320)
Dividends paid                                                                       (11,150)
Proceeds from exercise of stock options                                                2,694                  147
Purchase of common stock for treasury                                               (139,277)            (119,212)
                                                                                   ---------            ---------
Net cash used in financing activities                                               (128,877)            (208,335)
                                                                                   ---------            ---------

Net increase (decrease) in cash and cash equivalents                                  53,077               (6,625)
Cash and cash equivalents at beginning of period                                      30,554               26,691
                                                                                   ---------            ---------
Cash and cash equivalents at end of period                                         $  83,631            $  20,066
                                                                                   =========            =========

                 See notes to consolidated financial statements.

                                MANOR CARE, INC.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

At September 30, 2003, the Company operated 293 skilled nursing facilities, 70 assisted living facilities, 94 outpatient therapy clinics and 89 home health offices.

COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $31.5 million and $80.8 million for the three and nine months ended September 30, 2003, respectively, and $37.0 million and $107.2 million for the three and nine months ended September 30, 2002, respectively. The other comprehensive loss in the nine months ended September 30, 2003 represents the reversal of the unrealized gain on investments sold in 2003 partially offset by the unrealized gain on other securities held by the Company. The other comprehensive loss in 2002 primarily relates to the unrealized loss on investments.

INSURANCE LIABILITIES

At September 30, 2003 and December 31, 2002, the workers' compensation liability consisted of short-term reserves of $29.5 million and $26.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $41.5 million and $32.5 million, respectively, which were included in other long-term liabilities. The expense for workers' compensation was $10.2 million and $34.7 million for the three and nine months ended September 30, 2003, respectively, and $14.9 million and $40.3 million for the three and nine months ended September 30, 2002, respectively. Although management believes that the Company's liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 7 for discussion of the Company's general and professional liability.

STOCK-BASED COMPENSATION

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. During the third quarter of 2003, employees delivered shares to the Company to cover the payment of the option price and related tax withholdings on the option exercises. These shares had a value of $13.6 million.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for options granted since 1995.

                                              Three months ended           Nine months ended
                                                 September 30                September 30
                                                 ------------                ------------
                                              2003           2002         2003          2002
                                              ----           ----         ----          ----
                                                (In thousands, except earnings per share)
Net income - as reported                    $  31,039     $  37,063     $  81,086     $ 107,496
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects        (3,569)       (1,667)       (7,480)       (5,312)
                                            ---------     ---------     ---------     ---------
Net income - pro forma                      $  27,470     $  35,396     $  73,606     $ 102,184
                                            =========     =========     =========     =========

Earnings per share - as reported:
 Basic                                      $     .35     $     .38     $     .90     $    1.08
 Diluted                                    $     .35     $     .38     $     .89     $    1.07

Earnings per share - pro forma:
 Basic                                      $     .31     $     .36     $     .82     $    1.03
 Diluted                                    $     .31     $     .36     $     .80     $    1.02

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

NOTE 2 - REVENUES

Revenues for certain health care services are as follows:

                                                    Three Months Ended             Nine Months Ended
                                                       September 30                  September 30
                                                       ------------                  ------------
                                                    2003           2002           2003          2002
                                                    ----           ----           ----          ----
                                                                     (In thousands)
Skilled nursing and assisted living services     $  648,705     $  633,634     $1,919,189     $1,867,752
Home health and hospice services                     83,168         71,647        239,800        211,271
Rehabilitation services
(excludes intercompany revenues)                     22,969         21,050         65,467         64,411
Hospital care                                                                                     21,344
Other services                                        6,437          6,589         17,929         12,564
                                                 ----------     ----------     ----------     ----------
                                                 $  761,279     $  732,920     $2,242,385     $2,177,342
                                                 ==========     ==========     ==========     ==========

NOTE 3 - DEBT

Debt consists of the following:

                                                       September 30,     December 31,
                                                           2003              2002
                                                       -------------     ------------
                                                               (In thousands)
Five Year Agreement                                                      $    259,300
7.5% Senior Notes, net of discount (1)                 $     149,078          149,795
8% Senior Notes (1)                                          197,780          200,000
6.25% Senior Notes, net of discount                          199,401
2.625% Convertible Senior Notes                              100,000
Mortgages and other notes                                     12,486           26,325
Capital lease obligations                                      4,984            5,115
                                                       -------------     ------------
                                                             663,729          640,535
Less:
Amounts due within one year                                    1,921          267,423
                                                       -------------     ------------
Long-term debt                                         $     661,808     $    373,112
                                                       =============     ============

(1) See the interest rate swap agreement discussion on page 8.

In April 2003, the Company refinanced its five-year, $500 million revolving credit facility that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The Company voluntarily increased the interest rate on the Convertible Senior Notes to 2.625% on August 20, 2003 as these investors would not otherwise participate in the common stock dividend paid in August 2003.

Manor Care, Inc.'s three-year $200 million revolving credit facility was established with a group of banks. As of September 30, 2003, there were no loans outstanding under this agreement and after consideration of usage for letters of credit, there was $161.4 million available for future borrowing. Loans under the three-year credit facility are guaranteed by substantially all of the Company's subsidiaries. This credit agreement contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

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

The Company issued $200 million principal amount of 6.25% Senior Notes due in 2013, priced at 99.686 percent to yield 6.29 percent. Interest is payable each May 1 and November 1, beginning November 1, 2003. The Company also issued $100 million principal amount of 2.625% (originally issued at 2.125%) Convertible Senior Notes due in 2023, priced at 100 percent. Interest is payable each April 15 and October 15, beginning October 15, 2003. The Company may not redeem the Convertible Senior Notes before April 15, 2010. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the Convertible Senior Notes under certain circumstances. The Company's obligation to pay contingent interest is considered to be an embedded derivative and the initial value is not material. The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company's common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Convertible Senior Notes may convert their notes into shares of the Company's common stock prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales price of the Company's common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120% of the conversion price per share of common stock on such conversion date; (2) if the notes have been called for redemption; (3) upon the occurrence of specified corporate transactions; and
(4) if the credit ratings assigned to the notes decline to certain levels. The holders of the Convertible Senior Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes, with the first such date being April 15, 2005. Except for the initial repurchase date, the Company may elect to satisfy the repurchase in whole or in part with common stock rather than cash.

The net proceeds of approximately $292.1 million from the closing of the three-year credit facility, Senior Notes and Convertible Senior Notes were used to repay borrowings outstanding under the Company's five-year revolving credit facility and to purchase $25.0 million of the Company's common stock concurrent with the refinancing transactions. In the third quarter, the Company registered identical Senior Notes and Convertible Senior Notes with the Securities and Exchange Commission, which were exchanged for the Senior Notes issued in April. The Senior Notes and Convertible Senior Notes are guaranteed by substantially all of the Company's subsidiaries.

NOTE 4 - INTEREST RATE SWAP AGREEMENTS

In May 2003 the Company entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed and variable rate debt. These fair value hedge agreements effectively convert the interest rate on $100 million each of the Company's 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread. The fair value of these agreements was a $3.0 million liability at September 30, 2003. Interest expense was reduced by $0.9 million related to these agreements in 2003.

NOTE 5 - STOCK REPURCHASE

In April 2003, the Company's board of directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2004. The Company purchased 6,765,647 shares in the first nine months of 2003 for $139.3 million, including the $25 million repurchased concurrently with the Convertible Senior Notes offering. At September 30, 2003, the Company had remaining unused repurchase authority of $98.7 million.

NOTE 6 - EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows:

                                             Three Months Ended        Nine Months Ended
                                                September 30             September 30
                                             -------------------      ------------------
                                             2003           2002      2003          2002
                                             ----           ----      ----          ----
                                              (In thousands, except earnings per share)
Numerator:
 Income before cumulative effect           $ 31,039     $ 37,063     $ 81,086     $108,810
                                           ========     ========     ========     ========

Denominator:
 Denominator for basic EPS -
  weighted-average shares                    88,060       97,239       90,272       99,133
 Effect of dilutive securities:
  Stock options                               1,253          895          910          941
  Non-vested restricted stock                   407          295          350          291
                                           --------     --------     --------     --------
 Denominator for diluted EPS -
  adjusted for weighted-average
  shares and assumed conversions             89,720       98,429       91,532      100,365
                                           ========     ========     ========     ========

EPS - Income before cumulative effect:
 Basic                                     $    .35     $    .38     $    .90     $   1.10
 Diluted                                   $    .35     $    .38     $    .89     $   1.08

Options to purchase shares of the Company's common stock that were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares were: 3.0 million shares with an average exercise price of $28 for the nine months of 2003 and 2.1 million shares with an average exercise price of $32 for the nine months of 2002.

NOTE 7 - CONTINGENCIES

One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At September 30, 2003, the Company had $4.5 million accrued based upon the current assessment of the likely outcome of the Actions by its outside advisors.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2003 and December 31, 2002, the general and professional liability consisted of short-term reserves of $60.5 million and $50.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $117.5 million, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $25.0 million and $67.7 million for the three and nine months ended September 30, 2003, respectively, and $20.5 million and $61.8 million for the three and nine months ended September 30, 2002, respectively, which was included in operating expenses. Although management believes that the Company's liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

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

                                           Long-Term    Home Health
                                              Care      and Hospice      Other       Total
                                              ----      -----------      -----       -----
                                                            (In thousands)
Three months ended September 30, 2003
 Revenues from external customers          $ 648,705    $    83,168    $ 29,406    $ 761,279
 Intercompany revenues                                                   14,392       14,392
 Depreciation and amortization                30,116            988         954       32,058
 Operating margin                            102,996         14,869       5,179      123,044

Three months ended September 30, 2002
 Revenues from external customers            633,634         71,647      27,639      732,920
 Intercompany revenues                                                   15,469       15,469
 Depreciation and amortization                28,550            914       1,362       30,826
 Operating margin                            113,386         11,273       5,236      129,895

Nine months ended September 30, 2003
 Revenues from external customers          1,919,189        239,800      83,396    2,242,385
 Intercompany revenues                                                   44,112       44,112
 Depreciation and amortization                89,347          2,941       3,307       95,595
 Operating margin                            313,967         43,820       1,852      359,639

Nine months ended September 30, 2002
 Revenues from external customers          1,867,752        211,271      98,319    2,177,342
 Intercompany revenues                                                   43,203       43,203
 Depreciation and amortization                86,933          2,255       4,994       94,182
 Operating margin                            345,156         34,398         966      380,520

NOTE 9 - SUBSEQUENT EVENT

On October 24, 2003, the Company announced that it will pay a quarterly cash dividend of 12.5 cents per share of common stock. The dividend is payable November 20, 2003 to shareholders of record on November 7, 2003. The Company currently intends to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared or paid in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - OVERVIEW

         Federal Medicare Payment Legislation. The Centers for Medicare & Medicaid Services, or CMS, made several announcements during the second quarter that should increase Medicare reimbursement. CMS indicated that it would not implement case-mix refinements at least until fiscal 2005 and recommended a 3.0 percent market basket adjustment increase in Medicare payment rates for fiscal 2004. In June, CMS announced a proposal to correct prior period market basket forecast errors which increased nursing center Medicare reimbursement by an additional 3.26 percent beginning October 1, 2003. With the annual market basket adjustment and the correction proposed by CMS, we expect our fourth quarter Medicare revenues to increase by approximately $20 per patient day. In addition, beginning October 1 our hospice business received a 3.4 percent market basket adjustment and our home health business received a 3.3 percent increase.

CRITICAL ACCOUNTING POLICIES

         General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2003 for all policy periods through May 31, 2003. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. The number of new claims in the first nine months of 2003 is similar to the same period in 2002, despite some acceleration around the tort legislative activity in Texas and to some degree Florida. We expect the average settlement costs per claim for the year 2003 to approximate 2002. Although we believe our reserves are adequate, we can give you no assurance that this liability will not require material adjustment in future periods.

RESULTS OF OPERATIONS -

QUARTER AND YEAR-TO-DATE SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

         Revenues. Our revenues increased $28.4 million, or 4 percent, from the third quarter of 2002 to 2003. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $15.1 million, or 2 percent, due to increases in rates/patient mix--$13.5 million and occupancy--$10.0 million that were partially offset by a decrease in capacity--$8.4 million. Our revenues from the home health and hospice segment increased $11.5 million, or 16 percent, primarily because of an increase in hospice patient days.

Our revenues in the first nine months of 2003 increased $65.0 million, or 3 percent, compared with the first nine months of 2002. Excluding the results of our hospital that we sold in April 2002, our revenues increased $86.4 million, or 4 percent. Revenues from our long-term care segment increased $51.4 million, or 3 percent, due to increases in rates/patient mix--$43.2 million and occupancy--$25.2 million that were partially offset by a decrease in capacity--$17.0 million. Our revenues from the home health care and hospice segment increased $28.5 million, or 14 percent, primarily because of an increase in hospice patient days.

Our average rates per day for the long-term care segment were as follows:

                                          Third Quarter                        First Nine Months
                                       -------------------                    -------------------
                                                                Increase                               Increase
                                        2003        2002       (Decrease)      2003        2002       (Decrease)
                                        ----        ----       ----------      ----        ----       ----------
Medicaid                               $131.04     $125.93         4%         $130.21     $123.48         5%
Private and other (skilled only)       $190.34     $182.16         4%         $189.30     $181.05         5%
Medicare                               $311.98     $335.42        (7)%        $311.17     $334.27        (7)%

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

Our occupancy levels were as follows:

                                           Third Quarter        First Nine Months
                                           -------------        -----------------
                                          2003       2002       2003         2002
                                          ----       ----       ----         ----
Total                                       88%        87%        88%          87%
Excluding start-up facilities               89%        88%        88%          88%
Skilled nursing facilities                  89%        89%        89%          88%

The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations was 67 percent for the third quarter and first nine months of 2003 compared to 67 percent for the third quarter and 68 percent for the first nine months of 2002.

Our bed capacity declined between the third quarter and first nine months of 2002 and 2003 primarily because we sold three skilled nursing facilities in May 2003 with 374 beds and closed or sold three skilled nursing facilities in 2002 with 498 beds, which was partially offset by opening three assisted living facilities in 2002 with 188 beds.

         Operating Expenses. Our operating expenses in the third quarter of 2003 increased $35.2 million, or 6 percent, compared with the third quarter of 2002.

Operating expenses from our long-term care segment increased $25.5 million, or 5 percent between the third quarters of 2002 and 2003. We attribute the largest portion ($7.6 million) of the long-term care operating expense increase to wages, temporary staffing and payroll overhead. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $4.4 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability expense increased $4.2 million as a result of an increase in the claims accrual and insurance premiums. The expense related to our stock appreciation rights for operating participants increased $2.6 million because of the 20 percent increase in our stock price this quarter. See general and administrative expenses for additional discussion of the increase in costs related to stock appreciation rights.

Our operating expenses from our home health and hospice segment increased $7.9 million, or 13 percent between the third quarters of 2002 and 2003. The increase related to labor costs of $3.6 million, ancillary costs including pharmaceuticals of $1.5 million and other direct nursing care costs, including medical equipment and supplies, of $1.1 million.

Our operating expenses in the first nine months of 2003 increased $85.9 million, or 5 percent, compared with the first nine months of 2002. Excluding the results of our hospital that was sold on April 30, 2002, operating expenses increased $105.8 million, or 6 percent. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities' Medicare fiscal intermediary for the period 1992-1998. We believe the former Manor Care facilities were fully entitled to the reimbursement they received for these allocations. The agreement in principle, if ultimately approved and executed by all parties, will resolve any uncertainty over potential liability to the Medicare program. We have fully cooperated with the Department of Justice throughout the review. No complaint has been filed, nor has any subpoena been issued to the Company related to this matter. This agreement in principle is subject to final approvals within the Department of Justice and to negotiation of a definitive settlement agreement. We expect the settlement to be completed in the near future.

Operating expenses from our long-term care segment increased $82.6 million, or 5 percent, between the first nine months of 2002 and 2003. The largest portion of the long-term care operating expense increase of $43.7 million related to wages, temporary staffing and payroll overhead. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $9.4 million and general and professional liability expense of $6.5 million. Excluding the $4.9 million charge recorded in the second quarter of 2002 due to a court-ordered liquidation of one of our insurers, our general and professional liability expense increased $11.4 million because of an increase in the claims accrual and insurance premiums. The expense related to our stock appreciation rights increased $4.0 million because of a 20 percent increase in our stock price this quarter that was in addition to the 30 percent increase in the second quarter.

Our operating expenses from our home health and hospice segment increased $19.1 million, or 11 percent. The increase related to labor costs of $9.9 million, ancillary costs including pharmaceuticals of $4.2 million and other direct nursing care costs, including medical equipment and supplies, of $3.8 million.

         General and Administrative Expenses. Our general and administrative expenses increased $7.4 million and $24.4 million from the third quarters and first nine months of 2002 to 2003, respectively. An increase of $6.2 million in the second quarter of 2003 related to restructuring split-dollar life insurance policies for officers and key employees as a result of the Sarbanes-Oxley Act of 2002 which prohibits employee loans in the form of prepaid premiums and recent tax law changes that make the internal buildup of cash surrender value taxable. The restructuring requires transferring a portion of the Company's share of the split-dollar life insurance polices to the employees. The other significant expense for the third quarter and first nine months of 2003 related to the increase in costs associated with our stock appreciation rights and deferred compensation plans. The increase in these costs included in general and administrative expenses was $5.7 million from the third quarters of 2002 to 2003 and $13.8 million from the first nine months of 2002 to 2003, primarily from the increase in our stock price in the second and third quarters. The increase in costs related to stock appreciation rights and deferred compensation plans were recorded in both general and administrative expenses and operating expenses. The total increase for these expenses was $9.2 million for the quarter and $19.3 million for the first nine months when compared to the prior year period.

         Asset Impairment. During our quarterly reviews of long-lived assets in 2002, management determined that certain assets were impaired by $27.6 million for the first nine months of 2002. The impairment consisted of $22.2 million for certain long-lived assets and $5.4 million of our vision business' intangible assets. Refer to our Form 10-Q for the quarter ended September 30, 2002 for additional discussion.

         Interest Expense. Interest expense increased from the third quarters and first nine months of 2002 to 2003 because of the higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off. The increase in interest expense also related to additional amortization of finance fees from the new senior notes. We expected our interest expense to increase by approximately $1.0 million per month as a result of the refinancing. See Note 3 to the consolidated financial statements for discussion of our debt refinancing.

We entered into interest rate swap agreements in May 2003 on a notional amount of $200 million to hedge certain fixed-rate senior notes. These agreements effectively converted the interest rates of these notes to variable rates in order to provide a better balance of fixed and variable rate debt. These agreements reduced interest expense by $0.7 million for the third quarter of 2003. See Note 4 to the consolidated financial statements for discussion of our interest rate swap agreements.

         Gain on Sale of Assets. Our gain on sale of assets in the first nine months of 2003 primarily resulted from the sale of non-strategic land parcels and sale of securities. Our gain on sale of assets in the first nine months of 2002 primarily related to the gain of $31.1 million recognized on the sale of our hospital on April 30, 2002.

         Equity in Earnings of Affiliated Companies. Our equity earnings increased in the third quarter and first nine months of 2003 compared with 2002 primarily because of our ownership interests in two hospitals acquired on April 30, 2002.

         Income Taxes. Our effective tax rate decreased to 34.8 percent in the third quarter of 2003 compared with 38.0 percent for the year 2002 primarily as a result of a decrease in our deferred tax rate in the third quarter of 2003. We expect our annualized effective tax rate to be approximately 37.5%.

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

FINANCIAL CONDITION - SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Property and equipment decreased $15.0 million primarily due to depreciation of $89.5 million and disposal of assets of $11.5 million. These decreases were partially offset by $74.1 million in new construction and renovations to existing facilities and a $10.1 million cash payment to exercise a purchase option on a leased facility.

Accrued insurance liabilities decreased $3.6 million primarily due to an $18.6 million payment of an environmental liability partially offset by increases in our other insurance accruals. We also received insurance proceeds of $9.5 million in January 2003 which reduced our receivables and offset half of the environmental payment.

Income tax payable decreased $11.7 million primarily due to state tax payments and tax benefits related to the exercise of stock options.

Our debt classification between current and long-term changed during the first nine months of 2003 as a result of the new financing package completed in April 2003. We issued $300.0 million of senior notes. With the proceeds, we paid off our expiring revolving credit facility that had a balance of $259.3 million at December 31, 2002 and was classified as a current liability. See Note 3 to the consolidated financial statements for additional discussion of the financing package.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. During the first nine months of 2003, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures, acquisitions, to purchase our common stock, to pay dividends and in the first quarter to pay down debt. Cash flows from operating activities were $254.5 million for the first nine months of 2003, an increase of $36.0 million from the first nine months of 2002. It has not been necessary to pay any estimated federal tax payments in 2003 compared with $53.5 million in the first nine months of 2002 due to changes in tax laws and tax accounting methods for return purposes.

         Investing Activities. Our expenditures for property and equipment of $74.1 million in the first nine months of 2003 included $14.6 million to construct new facilities and expand existing facilities. In the first quarter of 2003, we exercised a purchase option for $10.1 million on a facility that was previously leased.

         Debt Agreement. During April 2003, we refinanced our five-year, $500 million revolving credit agreement that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.625% (originally issued at 2.125%) Convertible Senior Notes due in 2023. The net proceeds of approximately $292.1 million from the closing of these transactions were used to repay borrowings outstanding under our five-year revolving credit facility and to purchase $25.0 million of our common stock concurrent with the refinancing transactions. As of September 30, 2003, there were no loans outstanding under the new three-year revolving credit facility and after consideration of usage for letters of credit, there was $161.4 million available for future borrowing.

         Stock Purchase. During 2001 and 2002, our board of directors authorized us to spend up to $300 million to purchase our common stock with $200 million of the authorization expiring on December 31, 2003 and the remaining $100 million on December 31, 2004. In April 2003, our board authorized an additional $100 million through December 31, 2004. With these authorizations, we purchased 6,765,647 shares in the first nine months of 2003 for $139.3 million, which includes the $25.0 million repurchased concurrently with the Convertible Senior Notes offering. We have $98.7 million remaining authority to repurchase our shares as of September 30. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible future acquisitions.

         Cash Dividend. The Company paid its first quarterly dividend of 12.5 cents per common share, or $11.2 million, in the third quarter of 2003. On October 24, 2003, the Company announced that it will pay a quarterly cash dividend of 12.5 cents per share of common stock to shareholders of record on November 7, 2003. This dividend payment will approximate $11.0 million payable on November 20, 2003. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared or paid in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. In the second quarter of 2003, we refinanced our five-year credit agreement prior to its scheduled maturity in September 2003 with a new three-year $200 million credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The Company voluntarily increased the interest rate on the Convertible Senior Notes to 2.625% effective August 20, 2003. There are no loans outstanding under our new credit facility at September 30, 2003.

We entered into interest rate swap agreements on a notional amount of $200 million in May 2003 in order to provide a better balance of fixed and variable rate debt. The agreements effectively convert the interest rate on $100 million each of our 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

The tables below provide information about our derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the tables present principal cash flows and weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

The following table provides information about our significant interest rate risk at September 30, 2003:

                                                                                                            Fair
                                                 Expected Maturity Dates                                    Value
                               -------------------------------------------------------------              Sept. 30,
                                 2004     2005     2006       2007       2008     Thereafter    Total       2003
                                 ----     ----     ----       ----       ----     ----------    -----       ----
                                                              (Dollars in thousands)
Long-term debt:
  Fixed rate debt                                $150,000              $200,000   $  300,000   $650,000   $707,798
  Average interest rate                               7.5%                  8.0%         5.0%       6.5%

Interest rate swaps -
  fixed to variable:
  Notional amount                                $100,000              $100,000                $200,000   $  2,982
  Pay variable rate                                L+ 5.1%               L+ 5.0%                 L+ 5.1%
  Receive fixed rate                                  7.5%                  8.0%                    7.8%

L= six-month LIBOR

The following table provides information about our significant interest rate risk at December 31, 2002:

                                                                                                            Fair
                                                 Expected Maturity Dates                                    Value
                               -------------------------------------------------------------               Dec. 31,
                                 2003     2004     2005       2006       2007     Thereafter    Total       2002
                                 ----     ----     ----       ----       ----     ----------    -----       ----
                                                              (Dollars in thousands)
Long-term debt:
  Variable rate debt           $259,300                                                        $259,300   $259,300
  Floating index rate                (1)

  Fixed rate debt                                           $150,000              $  200,000   $350,000   $374,434
  Average interest rate                                          7.5%                    8.0%       7.8%

(1) Eurodollar-based rate plus .4%

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

S-K Item
601 No.

4.1 Indenture for 6.25% Senior Notes due 2013, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.'s Registration Statement on Form S-4, File No. 333-107399 and incorporated herein by reference)

4.2 Indenture for 2.125% Convertible Senior Notes due 2023, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.'s Registration Statement on Form S-3, File No. 333-107481 and incorporated herein by reference)

4.3 Amendment to Indenture for 2.125% Convertible Senior Notes due 2023, dated as of August 7, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.4 to Manor Care, Inc.'s Registration Statement for Amendment No. 1 to Form S-3, File No. 333-107481 and incorporated herein by reference)

31.1              Chief Executive Officer Certification

31.2              Chief Financial Officer Certification

32.1              Chief Executive Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2              Chief Financial Officer Certification Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

    On July 25, 2003, Manor Care, Inc. filed a Form 8-K and under Item 5 filed the July 25, 2003 press release reporting the Company's financial results for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Manor Care, Inc.
                                        (Registrant)

Date October 31, 2003                   By /s/ Geoffrey G. Meyers
                                           -------------------------------------
                                           Geoffrey G. Meyers, Executive Vice
                                           President and Chief Financial Officer

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