Form 10-K
period 2003-12-31
MANOR CARE INC
filed 2004-03-05
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

Based on the closing price of $25.01 per share on June 30, 2003, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,159,270,788. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of Common Stock, $.01 par value, of
Manor Care, Inc. outstanding as of February 29, 2004 was 89,351,613.

Documents Incorporated By Reference

The following document is incorporated by reference in the Part indicated:

     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 5, 2004 in Part III.

(Cover page 2 of 2 pages)

PART I

Item 1. Business

General Development of Business

Manor Care, Inc., which we also refer to as Manor Care and HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, hospice care, home health care, and management services for subacute care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. Our other segment is hospice and home health care. We provide greater detail about the revenues of certain health care services and other segment information in Notes 7 and 19 to the consolidated financial statements.

Our executive offices are located at 333 N. Summit Street, Toledo, Ohio 43604-2617. Our telephone number is (419) 252-5500. Our Internet website is at www.hcr-manorcare.com. Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website with a hyperlink to the SEC’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Narrative Description of Business

Long-Term Care Services

We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names. On December 31, 2003, we operated 293 skilled nursing facilities and 70 assisted living facilities in 32 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.

     Skilled Nursing Centers. Our facilities use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. We design “Quality of Life” programs to give the highest practicable level of functional independence to residents. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class dietary services, social services, therapeutic recreational activities, housekeeping and laundry services. The Joint Commission on Accreditation of Healthcare Organizations has accredited many of our centers.

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

     Subacute Medical and Rehabilitation Care. Our leadership in subacute programs designed to shorten or eliminate hospital stays exemplifies our commitment to reducing the cost of quality health care. Working closely with patients, families and insurers, interdisciplinary teams of experienced medical professionals develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. We provide medical and rehabilitation programs for patients recovering from major surgery; severe injury; or serious cardiovascular, respiratory, infectious, endocrine or neurological illnesses with a primary goal of a return to home or a similar environment.

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

Hospice and Home Health Care

Our hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 89 offices in 24 states. Our hospice services focus on physical, spiritual and psychosocial needs of individuals in the last stage of their lives. Palliative and clinical care, education, counseling and other resources not only take into consideration their needs, but the needs of family members, as well. Our home health care is designed to assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. For skilled care, our registered and licensed practical nurses and therapy professionals can provide services such as wound care and dressing changes; infusion therapy; cardiac rehabilitation; and physical, occupational and speech therapies. In addition, our home health aides can assist with daily activities such as personal hygiene, assistance with walking and getting in and out of bed, medication management, light housekeeping and generally maintaining a safe environment.

Health Care Services

We provide rehabilitation therapy in our long-term care centers, other skilled centers, hospitals schools, work sites and our 92 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers. We sold our acute-care hospital in 2002.

Other Services

We have one remaining long-term management contract with a physician practice, specializing in vision care. In 2002, we decided that our vision management business was no longer a long-term strategy and terminated one of our contracts. We terminated another contract in 2003. We own approximately 97 percent of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 64 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2003 were approximately 4 percent, the lowest rate of increase in over three years. We decreased our temporary staffing expenses, as well as workers’ compensation expense, in 2003. See additional discussion of workers’ compensation under critical accounting policies.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs, which have helped with retention of employees. Our temporary staffing costs for our long-term care segment decreased by 39 percent between 2002 and 2003 and over 50 percent between 2001 and 2002. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

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

	2003	2002	2001

Medicaid	33%	33%	33%
Medicare	32	31	28
Private pay & other	35	36	39

	100%	100%	100%

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

     Medicare and Medicaid Payment Changes under the Budget Act. Medicare reimbursed skilled nursing facilities retrospectively for cost-reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year, and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Medicare program phased in this prospective payment system over three cost-reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services, which went into effect October 1, 2000. In addition, the Budget Act reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redressed certain reductions in Medicare reimbursement resulting from the Budget Act. See the “Results of Operations – Overview” section on pages 20-21 under Item 7, Management’s Discussion and Analysis, for a discussion of how this legislation affected us.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 expired on September 30, 2002, the so-called Medicare Cliff. Congress has not enacted additional legislation to date to further extend these provisions. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted. We offset the decrease in revenues from the Medicare Cliff by a shift in the mix of our patients to a higher percentage of Medicare patients. The Centers for Medicare & Medicaid Services, or CMS, skilled nursing facility payment update rule for fiscal 2004 provided a 3.0 percent inflation update. There was also an administrative action which provided an additional 3.26 percent rate increase designed to make up for certain previous “forecast error” underpayments. Both increases were effective October 1, 2003.

Regulation and Licenses

     General. Health care is an area of extensive and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities, assisted living facilities in some states and other health care businesses, including home health agencies and hospices. In particular, to operate nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, building codes and environmental protection.

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

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reform affecting the payment for and availability of health care services. Some aspects of these health care initiatives could adversely affect us, such as:

♦	Reductions in funding of the Medicare or Medicaid programs;

♦	Potential changes in reimbursement regulations by the Centers for Medicare & Medicaid Services, or CMS, formerly known as the Health Care Financing Administration;

♦	Enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

♦	Greater state flexibility in the administration of Medicaid.

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

The January 2001 final rule to implement the Stark Legislation makes clear that the restrictions apply to referrals for designated health services provided in skilled nursing facilities. This final rule is commonly referred to as Phase I. Certain statutory exceptions are available for employment agreements, leases, in-office ancillary services and other physician arrangements. Phase I of the final rule also sets forth additional exceptions. Most of this rule became effective January 4, 2002, except for provisions governing referrals for home health care services, which became effective April 6, 2001. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things:

♦	Recognizes an exception for referrals for residents covered under a Medicare Part A skilled nursing facility stay and for patients covered under the Medicare hospice benefit;

♦	Conforms the supervision requirements to Medicare coverage and payment policies for the specific services;

♦	Clarifies the definitions of designated health services and indirect financial relationships; and

♦	Creates various new exceptions, including exceptions for indirect compensation arrangements and fair market value transactions.

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

     False Claim Regulation. Several criminal and civil statutes prohibit false claims. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit knowingly filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Offenses for violation are felonies punishable by up to five years imprisonment and/or $25,000 fines. Criminal penalties may also be imposed pursuant to the Federal False Claim Act, 18 U.S.C. Section 287. In addition, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which it defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the known filing of a false claim or the known use of false statements to obtain payment. Penalties for violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

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

♦	The appropriateness of therapy services provided to Medicare beneficiaries residing in skilled nursing facilities;

♦	Appropriate cost allocation between the Medicare-certified and non-certified portions of the facility; and

♦	Billing for ancillary supplies, resident assessments and quality of care.

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

     Health Information Practices. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

♦	Electronic transactions and code sets;

♦	Unique identifiers for providers, employers, health plans and individuals;

♦	Security and electronic signatures;

♦	Privacy; and

♦	Enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released several rules to date mandating the use of new standards with respect to certain health care transactions and health information. For instance, the Department of Health and Human Services has issued a rule establishing uniform standards for common health care transactions, including:

♦	Health care claims information;

♦	Plan eligibility, referral certification and authorization;

♦	Claims status;

♦	Plan enrollment and disenrollment;

♦	Payment and remittance advice;

♦	Plan premium payments; and

♦	Coordination of benefits.

While we initially were required to comply with the transaction standards by October 16, 2002, Congress passed legislation in December 2001 that delayed for one year (until October 16, 2003) the compliance date, but only for entities that submitted a compliance plan to the Department of Health and Human Services by the original implementation deadline, which we did.

The Department of Health and Human Services also has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. These standards became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

Moreover, on February 20, 2003, the Department of Health and Human Services issued final rules governing the security of health information. This rule specifies a series of administrative, technical and physical security procedures for entities such as us to use to assure the confidentiality of electronic protected health information. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities.

Most recently, CMS published a rule in January 2004 announcing the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule is effective May 23, 2005, with a compliance date of May 23, 2007.

Management is in the process of evaluating the effect of HIPAA on us. At this time, management believes that we are complying with those HIPAA rules that have gone into effect. While management anticipates that we will be able to fully comply with those HIPAA requirements that have not yet become effective, we cannot at this time estimate the cost of compliance with such rules. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance is not having a material adverse effect on our business, financial condition or results of operations.

Competitive Conditions

Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location and depends on a number of factors, which include:

♦	The number of competing centers in the local market;

♦	The types of services available;

♦	Quality of care;

♦	Reputation, age and appearance of each center; and

♦	The cost of care in each locality.

In general, we seek to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities, and providing specialized health care.

We also compete with a variety of other companies in providing assisted living services, rehabilitation therapy services, hospice services and home health care services. Given the relatively low barriers to entry and continuing health care cost-containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, to maintain or increase resident service fees, or to expand our business.

Employees

As of December 31, 2003, we had approximately 61,000 full- and part-time employees. Approximately 6,100 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 1,900 of our employees are members of labor unions.

Executive Officers of the Registrant

The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:

Executive Officers

Name	Age	Office and Experience

Paul A. Ormond	54	President and Chief Executive Officer of Manor Care since August 1991; Chairman of the Board of Manor Care since September 2001 and from August 1991 to September 1998; and member of Class I of the Board of Directors of Manor Care, with a term expiring in 2004.

M. Keith Weikel	65	Senior Executive Vice President and Chief Operating Officer of Manor Care since August 1991; and member of Class III of the Board of Directors of Manor Care, with a term expiring in 2006.

Geoffrey G. Meyers	59	Executive Vice President and Chief Financial Officer of Manor Care since August 1991.

R. Jeffrey Bixler	58	Vice President and General Counsel of Manor Care since November 1991 and Secretary of Manor Care since December 1991.

William J. Chenevert	50	Vice President and General Manager of West Division, and Director of Operations Support of Manor Care since August 2002; and Vice President and Director of Operations Support of Manor Care from September 1998 to July 2002.

Nancy A. Edwards	53	Vice President and General Manager of Central Division of Manor Care since December 1993.

Name	Age	Office and Experience

John K. Graham	43	Vice President and General Manager of Eastern Division of Manor Care since July 2002; and Vice President and Director of Rehabilitation Services of Manor Care from September 1998 to June 2002.

Jeffrey A. Grillo	45	Vice President and General Manager of Mid-Atlantic Division of Manor Care since February 1999.

Larry C. Lester	61	Vice President and General Manager of Midwest Division, and Director of Marketing of Manor Care since July 2003; Vice President and General Manager of Midwest Division of Manor Care since January 2000; and Regional Director of Operations in Midwest Region of Health Care and Retirement Corporation of America, a subsidiary of Manor Care, from January 1998 to December 1999.

Spencer C. Moler	56	Vice President and Controller of Manor Care since August 1991.

Richard W. Parades	47	Vice President and General Manager of Mid-States Division of Manor Care since January 1999.

F. Joseph Schmitt	55	Vice President and General Manager of Southern Division of Manor Care since December 1993.

Jo Ann Young	54	Vice President and General Manager of Assisted Living Division of Manor Care since June 2000; and Vice President and Director of Assisted Living of Manor Care from September 1998 to May 2000.

Item 2. Properties

Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 363 long-term care centers located in 32 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and resident and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2003, approximately 88 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2003 for our long-term care segment.

	Number of Centers

		Assisted
	Skilled	Living	Number of Beds

Pennsylvania	47	10	8,331
Ohio	42	9	6,079
Florida	35	14	6,073
Illinois	30	8	4,627
Michigan	26	3	3,629
Texas	16	4	2,870
Maryland	13	9	2,625
California	9	1	1,388
Virginia	6	2	1,038
Wisconsin	9		971
West Virginia	7		940
South Carolina	7		854
Indiana	4	1	763
New Jersey	4	4	737
Oklahoma	6		714
Washington	4		482
Kansas	3		466
New Mexico	3		465
Missouri	3		430
Iowa	4		406
Delaware	2	1	347
Colorado	2		300
Georgia	2		257
Kentucky	1	1	250
North Dakota	2		215
Tennessee	1		211
Connecticut		3	180
Nevada	1		180
Utah	1		140
North Carolina	1		120
Arizona	1		118
South Dakota	1		99

Total	293	70	46,305

We own 343 of these centers, lease 19, and have a partnership in one center. We operate 70 assisted living facilities with a total of 5,459 beds. Six of our properties are subject to liens that encumber the properties in an aggregate amount of $11.8 million.

We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our off-balance sheet obligation for this lease in the “Capital Resources and Liquidity” section on page 34 under Item 7, Management’s Discussion and Analysis. We also lease space for our hospice and home health offices and outpatient therapy clinics.

Item 3. Legal Proceedings

See the “Commitments and Contingencies” section on page 35 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded. The high, low and closing prices of our stock on the New York Stock Exchange for 2003 and 2002 and dividends declared and paid in 2003 were as follows:

				Cash
	High	Low	Close	Dividends

2003
First Quarter	$20.48	$17.19	$19.23
Second Quarter	$26.20	$18.87	$25.01
Third Quarter	$30.14	$24.63	$30.00	$.125
Fourth Quarter	$35.83	$30.92	$34.57	$.125
2002
First Quarter	$23.50	$18.43	$23.30
Second Quarter	$27.01	$22.20	$23.00
Third Quarter	$23.80	$17.83	$22.48
Fourth Quarter	$22.61	$16.24	$18.61

In July 2003, we declared our first quarterly dividend. In January 2004, our Board of Directors increased our quarterly dividend to 14 cents per share of common stock. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividend will be declared, paid or increased in the future.

On January 31, 2004, we had 2,637 stockholders of record. Approximately 94 percent of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We believe that the shares attributed to these financial institutions represent the interests of more than 30,000 beneficial owners, including employees’ interests in stock in our 401(k) plan.

Item 6. Selected Financial Data

Five-Year Financial History

	2003	2002	2001	2000	1999(2)

	(Dollars in thousands, except per share amounts and Other Data)
Results of Operations
Revenues	$3,029,441	$2,905,448	$2,694,056	$2,380,578	$2,135,345
Expenses:
Operating	2,523,534	2,401,636	2,271,808	2,016,764	1,697,459
General and administrative	157,566	131,628	115,094	104,027	89,743
Depreciation and amortization	128,810	124,895	128,159	121,208	114,601
Asset impairment and other merger- related charges		33,574			14,787

	2,809,910	2,691,733	2,515,061	2,241,999	1,916,590

Income before other income (expenses), income taxes and minority interest	219,531	213,715	178,995	138,579	218,755
Other income (expenses):
Interest expense	(41,927)	(37,651)	(50,800)	(60,733)	(54,082)
Gain (loss) on sale of assets	3,947	30,651	(445)	506
Impairment of investments(1)				(20,000)	(274,120)
Equity in earnings of affiliated companies	7,236	4,761	1,407	812	1,729
Interest income and other	1,625	1,208	835	2,505	5,322

Total other expenses, net	(29,119)	(1,031)	(49,003)	(76,910)	(321,151)

Income (loss) before income taxes and minority interest	190,412	212,684	129,992	61,669	(102,396)
Income taxes (benefit)	71,405	80,820	61,502	21,489	(47,238)
Minority interest income				1,125

Income (loss) before cumulative effect and extraordinary item	$119,007	$131,864	$68,490	$39,055	$(55,158)

Earnings per share:
Income (loss) before cumulative effect and extraordinary item
Basic	$1.33	$1.34	$.67	$.38	$(.51)
Diluted	$1.31	$1.33	$.66	$.38	$(.51)
Cash dividends declared per common share	$.25
Cash Flows
Cash flows from operations	$300,464	$283,293	$283,427	$210,149	$137,110
Financial Position
Total assets	$2,396,711	$2,329,072	$2,424,071	$2,358,468	$2,289,777
Long-term debt	659,181	373,112	715,830	644,054	687,502
Shareholders’ equity	975,105	1,016,047	1,046,538	1,012,729	980,037
Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	363	366	368	354	346

(1)	The impairment of investments in 2000 and 1999 related to the writedown of our preferred stock investment in NeighborCare, Inc., formerly known as Genesis Health Ventures, Inc.

(2)	We changed our method of accounting for our investment in In Home Health, Inc., or IHHI, in 2000 due to an increase in ownership. We consolidated IHHI’s financial results after 1999 and recorded them under the equity method in 1999. IHHI’s results are not included on the individual line items when recording under the equity method. For a consistent trend, you must add the amounts above with IHHI’s revenues of $84.3 million and operating expenses of $72.2 million for 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Overview

Manor Care, Inc., which we also refer to as Manor Care or HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, hospice care, home health care, and management services for subacute care and rehabilitation therapy.

     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. On December 31, 2003, we operated 293 skilled nursing facilities and 70 assisted living facilities in 32 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide subacute medical and rehabilitation care and/or Alzheimer’s care programs.

The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. The additions represent facilities built, acquired, leased or transferred out of assets held for sale. The divestitures include facilities that were sold or closed. We are selling certain facilities that no longer fit our strategic growth plan. We expect to divest five facilities in the first half of 2004, and their results of operations are insignificant to us. We currently have two skilled nursing facilities under construction, which we expect to open in 2004. We have not included in the table any activity related to managed facilities or expansion of beds in existing facilities.

	2003		2002		2001

	Facilities	Beds	Facilities	Beds	Facilities	Beds

Skilled nursing facilities:
Additions	—	—	—	—	3	475
Divestitures	3	374	3	498	—	—
Assisted living facilities:
Additions	—	—	14	826	1	60
Divestitures	—	—	—	—	1	60

     Hospice and Home Health. Our hospice and home health business includes all levels of hospice care, home care and rehabilitation therapy with 89 offices in 24 states. The growth in our hospice and home health business is primarily a result of opening additional offices and expansion of our hospice client base in existing markets where we benefit from our long-term care relationship. We also had growth from small acquisitions.

     Health Care Services. We provide rehabilitation therapy in our skilled nursing centers and our 92 outpatient therapy clinics, as well as in hospitals and schools, serving the Midwestern and Mid-Atlantic states, Texas and Florida. We provide program management services for subacute care and acute rehabilitation programs in hospitals and skilled nursing centers.

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

     Other Services. We have one remaining long-term management contract with a physician practice, specializing in vision care. In 2002, we decided that our vision management business was no longer a long-term strategy, which resulted in the writedown of intangible assets and the termination of one of the contracts. We also terminated a contract in 2003.

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

Medicare reimbursed skilled nursing facilities retrospectively for cost-reporting periods that began before July 1, 1998. Under this system, each facility received an interim payment during the year. The skilled nursing facility then submitted a cost report at the end of each year, and Medicare adjusted the payment to reflect actual allowable direct and indirect costs of services. The Budget Act changed the Medicare payment system to a prospective system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Medicare program phased in this prospective payment system over three cost-reporting periods beginning on or after July 1, 1998. The Budget Act also required a prospective payment system to be established for home health services, which began October 1, 2000. In addition, the Budget Act reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

     Federal Medicare Payment Legislation. In November 1999, Congress passed the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, or BBRA 99. In addition, in December 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA 2000. Both BBRA 99 and BIPA 2000 redressed certain reductions in Medicare reimbursement resulting from the Budget Act. Further refinements also were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA 2003, which was signed into law December 8, 2003. Several provisions of these recent bills positively affected us, beginning primarily in the latter half of 2000. These provisions included:

♦	A temporary increase in the payment for certain high-cost nursing home patients, for services provided beginning April 1, 2000. BIPA 2000 amended this provision to redistribute the amounts applicable to rehabilitation patients from three specific categories to all rehabilitation categories. This temporary increase will continue at least until the Secretary of the Department of Health and Human Services implements a refined patient classification to better account for medically complex patients. The Secretary did not implement such refinements in fiscal year 2004. President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be adopted in fiscal year 2005.

♦	Specific services or items, such as ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices, furnished on or after April 1, 2000, may be reimbursed outside of the prospective payment system daily rate.

♦	A two-year moratorium on the annual $1,500 therapy cap (indexed for inflation) on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. BIPA 2000 amended this provision, extending the moratorium through December 31, 2002. The per beneficiary limits, which were adjusted for inflation to $1,590, were imposed beginning September 1, 2003. MMA 2003 suspends application of the therapy caps from December 8, 2003 through calendar year 2005.

♦	A delay in the 15 percent reduction in the base payment level for our home health business until October 2001. BIPA 2000 further amended this provision, extending the delay through September 30, 2002.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 expired on September 30, 2002, the so-called Medicare Cliff. Congress has not enacted additional legislation to date to further extend these provisions. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted. We offset the decrease in revenues from the Medicare Cliff by a shift in the mix of our patients to a higher percentage of Medicare patients. The Centers for Medicare & Medicaid Services, or CMS, skilled nursing facility payment update rule for fiscal 2004 provided a 3.0 percent inflation update. There was also an administrative action which provided an additional 3.26 percent rate increase designed to make up for certain previous “forecast error” underpayments. Both increases were effective October 1, 2003.

     Labor. Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 64 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2003 were approximately 4 percent, the lowest rate of increase in over three years. We decreased our temporary staffing expenses, as well as workers’ compensation expense, in 2003. See additional discussion of workers’ compensation under critical accounting policies.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs, which have helped with retention of employees. Our temporary staffing costs for our long-term care segment decreased by 39 percent between 2002 and 2003 and over 50 percent between 2001 and 2002. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

     General and Professional Liability Costs. Patient care liability is still a serious industry-wide cost issue. The health care industry is making progress in state legislatures and at the national level to enact tort reform. With tort reform and our proactive management initiatives, our number of new claims and average settlement cost per claim have stabilized. During 2003, strong tort reform legislation capping medical malpractice awards was passed in Texas and upheld by a state constitutional amendment. Other key states made a start at meaningful tort reform. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5, 2001. The industry had not been included in previously passed tort reform in Florida that benefited other health care providers. The 2001 legislation that was passed included caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations. While we cannot insure that legislative changes will have a positive impact on the current trend, we believe that this could be an important step in reducing the long-term care industry’s current litigation burden, particularly if the Florida legislature acts to tighten these provisions with additional legislation.

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

     Receivables and Revenue Recognition. Revenues are recognized when the related patient services are provided. The revenues are based on established daily or monthly rates adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. Receivables and revenues are stated at amounts estimated by us to be the net realizable value. No individual customer or group of customers accounts for a significant portion of our revenues or receivables. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. We believe that any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements.

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

     General and Professional Liability. We purchase general and professional liability insurance and have maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state.

Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current-year assumptions accordingly. We evaluate the adequacy of our general and professional liability reserves with our independent actuary semi-annually.

We do see an improving trend in terms of patient liability costs. The number of new claims in 2003 is similar to 2002, despite some acceleration around tort-related legislative activity in Texas and to some degree in Florida. Our average settlement cost per claim has decreased in comparison to the prior year. After our independent actuarial review that was completed in the fourth quarter, it was determined that we would lower our accrual rate by approximately $4.0 million on a quarterly basis. We expect our accrual for current claims per month to be $5.5 million through our policy period ending May 31, 2004. At December 31, 2003 and 2002, our general and professional liability consisted of short-term reserves of $69.8 million and $50.3 million, respectively, and long-term reserves of $107.5 million and $117.5 million, respectively. The expense for general and professional liability claims, premiums and administrative fees was $87.9 million, $82.1 million and $98.6 million for the years ended

December 31, 2003, 2002 and 2001, respectively. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The most significant assumptions used in the estimation process include determining the trend in costs, the expected costs of claims incurred but not reported and the expected future costs related to existing claims. Our assumptions take into consideration our internal efforts to contain our costs with safety and training programs. In addition, we review industry trends and changes in the regulatory environment. We recorded additional expense of $23.8 million in 2002 in comparison to 2001, primarily because of an increase in the average cost per claim. With the expansion and increased attention to our safety and training programs, our new claims decreased in 2003, resulting in a decrease of $14.6 million in our workers’ compensation expense in comparison to 2002. At December 31, 2003 and 2002, the workers’ compensation liability consisted of short-term reserves of $26.5 million and $26.3 million, respectively, and long-term reserves of $40.5 million and $32.5 million, respectively. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Revenues. Our revenues increased $124.0 million from 2002 to 2003. Excluding the results of our hospital that we sold in 2002, revenues increased $145.3 million, or 5 percent, compared with 2002. Revenues from our long-term care segment increased $93.9 million, or 4 percent, primarily due to increases in rates/patient mix–$81.5 million and occupancy–$37.4 million that were partially offset by a decrease in capacity–$25.0 million. Our revenues from the hospice and home health segment increased $44.9 million, or 16 percent, primarily because of an increase in hospice patient days.

Our rate increases for the long-term care segment related only to Medicaid and private pay sources. Our average Medicaid rate increased 5 percent from $125 per day in 2002 to $131 per day in 2003. We expect our average Medicaid rate to increase about 3 percent in 2004 due to state budgetary constraints. Our average private and other rates for our skilled nursing facilities increased 4 percent from $182 per day in 2002 to $190 per day in 2003. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients, even though the average Medicare rate decreased 3 percent from $328 per day in 2002 to $317 per day in 2003. The rate decreased because certain increases in Medicare reimbursement for skilled nursing facilities provided for under BBRA 99 and BIPA 2000 expired on September 30, 2002, the so-called Medicare Cliff. The rate reduction from the Medicare Cliff was partially offset by the increase in rates in the fourth quarter of 2003 as a result of inflationary increases and to make up for previous CMS forecast error underpayments. In the fourth quarter of 2003, our average Medicare rate was $334 per day, an increase of $22 per day over the third quarter of 2003.

Our occupancy levels increased from 87 percent for 2002 to 88 percent for 2003. Excluding start-up facilities, our occupancy levels were 88 percent for 2002 and 89 percent for 2003. Our occupancy levels for skilled nursing facilities were 88 percent for 2002 and 89 percent for 2003. In the fourth quarter of 2003, our skilled nursing occupancy increased to 90 percent.

Our bed capacity declined between 2002 and 2003, primarily because we sold three facilities in 2003 (see our table in the overview). The quality mix of revenues from Medicare, private pay and insured patients related to long-term care facilities and rehabilitation operations remained constant at 67 percent for 2002 and 2003.

     Operating Expenses. Our operating expenses increased $121.9 million from 2002 to 2003. Excluding the results of our hospital that was sold in 2002, operating expenses in 2003 increased $141.6 million, or 6 percent, compared with 2002. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of Manor Care of America, Inc., or MCA (the former Manor Care, Inc.), prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities’ Medicare fiscal intermediary for the period 1992-1998. We believe the MCA facilities were fully entitled to the reimbursement they received for these allocations. The agreement in principle, if ultimately approved and executed by all parties, will resolve any uncertainty over potential liability to the Medicare program. We have fully cooperated with the Department of Justice throughout the review. No complaint has been filed, nor has any subpoena been issued to us related to this matter. This agreement in principle is subject to final approvals within the Department of Justice and to negotiation of a definitive settlement agreement. We expect the settlement to be completed in the near future.

Operating expenses from our long-term care segment increased $102.2 million, or 5 percent, from 2002 to 2003. The largest portion of the long-term care operating expense increase of $50.4 million related to labor costs. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $17.7 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. The expense related to our stock appreciation rights increased $6.7 million because of the increase in our stock price during the year.

Our long-term care general and professional liability expense increased $6.7 million from 2002 to 2003. Our 2002 expense included $3.5 million of additional expense due to a court-ordered liquidation of one of our insurers. The corresponding reserve represents our estimated costs for claims in 1993 to 1997 that may not be covered by government emergency recovery funds. The $10.2 million increase, excluding the additional expense in 2002, related to an increase in the claims accrual and insurance premiums. Refer to our overview and critical accounting policies for additional discussion of our general and professional liability costs.

Operating expenses from our hospice and home health segment increased $28.8 million, or 12 percent. The increase related to labor costs of $14.7 million, ancillary costs including pharmaceuticals of $5.2 million and other direct nursing care costs, including medical equipment and supplies, of $4.9 million.

     General and Administrative Expenses. Our general and administrative expenses increased $25.9 million compared with 2002. The significant expense in 2003 related to the increase in costs associated with our stock appreciation rights and deferred compensation plans. The increase in these costs included in general and administrative expenses was $19.8 million and primarily resulted from an increase in our stock price of over 85 percent. The increase in costs related to stock appreciation rights and deferred compensation plans was recorded in both general and administrative expenses and operating expenses. The total increase for these expenses was $28.9 million.

In 2002, we recorded a $13.6 million charge related to the restructuring of our split-dollar insurance arrangements which fund one of our senior executive retirement plans. Under these arrangements, the officers are owners of the life insurance policies subject to an assignment to Manor Care of an interest in the policy cash value equal to the premiums paid by us. Because of the possible interpretation that our future payment of premiums on these policies would be considered a prohibited loan under the Sarbanes-Oxley Act of 2002, we suspended future premium payments following the passage of that Act. Policy dividend values are currently being used to pay the required portion of the annual premiums. In addition, under the split-dollar assignment agreements, the transaction with MCA in 1998 required us to set aside cash for future premium payments or to reallocate a portion of the corporate interest in the policies. As the Sarbanes-Oxley Act may prohibit additional funding by Manor Care, we committed to reallocate $22.1 million of our interest in the policy cash surrender values to the various officer policies, upon officer retirement. This reallocation increased our accrued liability, resulting in a charge of $13.6 million.

In 2003, we also terminated our split-dollar arrangements covering an executive life insurance program and transferred our share of the split-dollar life insurance polices to the officers and key employees. This action resulted in a charge of $5.3 million and was taken to comply with the Sarbanes-Oxley Act of 2002 and contractual requirements, as well as to address recent tax law changes that make the internal buildup of cash surrender value taxable.

The remaining increase in general and administrative expenses primarily related to wages, consulting expenses and other general inflationary costs.

     Asset Impairment. During our quarterly reviews of long-lived assets in 2002, management determined that certain assets were impaired by $33.6 million. The impairment consisted of $17.8 million for long-term care facilities, $2.8 million for non-strategic land parcels, $7.6 million for assets held for sale and $5.4 million for our vision business.

Management assesses quarterly whether its long-term care facilities are impaired. We consider indicators of impairment to be either market conditions or negative cash flows. The various market conditions include the litigation environment, deterioration of the areas in which the facilities are located, deteriorating state government reimbursement, condition of the physical plant and excess bed capacity. During the spring of 2002, we engaged in a portfolio management review. Our new portfolio management strategy included evaluating as divestiture targets older assets, poor or declining financial performers, geographically isolated facilities with lower per diem revenues, facilities operating in a state with low Medicaid reimbursement, and facilities in states with punitive regulatory/survey and/or an unfavorable litigation climate. We also looked at alternatives for moving beds from underperforming facilities to locations where demand would fill them or combining assets of locations in the same geography into a single location.

The long-term care facilities that were impaired as part of this strategy included seven skilled nursing facilities and three assisted living facilities. Of these 10, various market conditions were considered which resulted in the impairment of eight facilities. These impairments were based on management’s judgment and independent real estate broker valuations. The remaining two facilities had a history of negative cash flows for more than three years. The results of operations could not be improved even after changing facility management several times. We closed three of the 10 facilities and are currently looking at alternatives for the other seven facilities. We may continue to operate the facilities, sell the facilities as currently operated or sell the facilities for alternative uses. The carrying values of the 10 facilities were reduced by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. The carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, we received offers on all 13 of our assisted living facilities that had been held for sale. The offers, less the cost to sell, were less than our carrying values on 12 of these facilities and required us to write down the asset values by $8.3 million to their estimated fair values of $44.8 million. We sold two of the Texas facilities in the fourth quarter of 2002. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and, accordingly, were no longer held for sale. Because the writedown of the assets to fair value was in excess of the depreciation that we would have recorded on these facilities, we did not have to recognize a retroactive depreciation adjustment when the facilities were transferred to property and equipment. This transfer required us to reverse $0.7 million of expense previously recorded for estimated selling costs. We continued to successfully operate these 11 facilities at December 31, 2003.

We decided that our vision business was no longer a long-term strategy. Because of this decision, our non-compete and management contracts were impaired and written down by $5.0 million in the second quarter. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings. We terminated one of our vision management contracts in the third quarter of 2002, requiring a writedown of the remaining fair value of $0.4 million.

     Interest Expense. Interest expense increased $4.3 million from 2002 to 2003 because of the higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off. The increase in interest expense also related to additional amortization of finance fees from the new senior notes. We also entered into interest rate swap agreements in May 2003 on a notional amount of $200 million to hedge certain fixed-rate senior notes. These agreements effectively converted the interest rates of these notes to variable rates in order to provide a better balance of fixed- and variable-rate debt. These agreements reduced our interest expense by $1.6 million in 2003.

     Gain on Sale of Assets. Our gain on the sale of assets in 2003 primarily resulted from the sale of non-strategic land parcels and sale of securities. Our gain on the sale of assets in 2002 primarily related to a $31.1 million gain recognized on the sale of our hospital.

     Equity in Earnings of Affiliated Companies. Our equity earnings increased $2.5 million compared with 2002, primarily because of our ownership interests in two hospitals acquired on April 30, 2002.

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

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Revenues. Our revenues increased $211.4 million from 2001 to 2002. Excluding the results of our hospital that we sold in 2002, revenues increased $250.9 million, or 10 percent, compared with 2001. Revenues from our long-term care segment increased $219.0 million, or

10 percent, primarily due to increases in rates/patient mix–$175.6 million and capacity–$43.3 million. Our revenues from the hospice and home health business increased $45.1 million, or 19 percent, primarily because of an increase in hospice services.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 3 percent from $317 per day in 2001 to $328 per day in 2002, primarily due to inflationary increases. The 2002 Medicare rate increase was offset by the expiration of certain rate increases from BBRA 99 and BIPA 2000 on September 30, 2002, the so-called Medicare Cliff. Because of the net effect of inflationary increases and the Medicare Cliff, our Medicare rates in the fourth quarter of 2002 were reduced by $25 per patient day compared with the third quarter to $310 per day. The related revenue decline was partially offset by an increase in the volume of Medicare patients. Our average Medicaid rate increased 8 percent from $116 per day in 2001 to $125 per day in 2002. Our average private and other rates for our skilled nursing facilities increased 6 percent from $172 per day in 2001 to $182 per day in 2002. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.

Our bed capacity increased between 2001 and 2002, primarily because of the transfer of 11 assisted living facilities out of held for sale, as well as the timing of opening or closing facilities (see our table in the overview). Assets held for sale were not included in our long-term care segment in 2001. Our occupancy levels were 87 percent for 2001 and 2002. When excluding start-up facilities, our occupancy levels were 88 percent for 2001 and 2002. Our occupancy levels for skilled nursing facilities were 88 percent for 2001 and 2002. In the third and fourth quarter of 2002, our skilled nursing occupancy was 89 percent. The quality mix of revenues from Medicare, private pay and insured patients related to long-term care facilities and rehabilitation operations remained constant at 67 percent for 2001 and 2002.

     Operating Expenses. Our operating expenses increased $129.8 million from 2001 to 2002. Excluding the results of our hospital that was sold in 2002, operating expenses in 2002 increased $163.1 million, or 7 percent, compared with 2001. Operating expenses from our long-term care segment increased $146.5 million, or 8 percent. Operating expenses from our hospice and home health business increased $33.3 million, or 16 percent, because of an increase in services.

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

Our long-term care general and professional liability expense decreased from $96.8 million in 2001 to $78.9 million in 2002. Our 2002 expense included $3.5 million of additional expense due to a court-ordered liquidation of one of our insurers, as discussed previously. Our 2001 expense included $58.8 million for our current policy periods and $38.0 million for a change in estimate on policy periods prior to June 2000. Refer to our overview for additional discussion of our general and professional liability costs.

We had an additional long-term care operating expense of $23.6 million in the fourth quarter of 2001 related to the damage award from the arbitration decision with NeighborCare Pharmacy Services, or NeighborCare. On February 14, 2002, a decision was rendered in an arbitration hearing between NeighborCare, an institutional pharmacy services subsidiary of NeighborCare, Inc., formerly known as Genesis Health Ventures, Inc., and us. The decision denied our right to terminate our NeighborCare supply agreements before their expiration on September 30, 2004. Subsequently, we entered into new agreements that expire on January 31, 2006. The decision required us to pay damages and certain related amounts of approximately $23.6 million to NeighborCare for profits lost, as well as prejudgment interest of $1.0 million, as a result of their being precluded from supplying other facilities of ours. The estimated interest cost of $1.0 million was recorded in interest expense. During 2002, we reversed $2.1 million of the $23.6 million charge that was recorded in 2001 based on an amendment to the decision and award dated June 21, 2002. We paid $21.5 million in 2002. See discussion of the interest expense portion of the award below.

     General and Administrative Expenses. Our general and administrative expenses increased $16.5 million compared with 2001. In the fourth quarter of 2002, we recorded a $13.6 million charge related to the restructuring of our split-dollar insurance arrangements, as discussed previously. Excluding this charge, general and administrative expenses approximated 4 percent of revenues and increased $2.9 million from the prior year. The increases related to general inflationary costs that were partially offset by decreases in costs for deferred compensation plans and stock appreciation rights.

     Depreciation and Amortization. Depreciation remained constant in comparison to the prior year. The increase in depreciation for our new construction projects and renovations of existing facilities was offset by the decline in depreciation of $2.3 million from the sale of our hospital and writedown of asset values due to impairment, as discussed previously. Amortization decreased $3.3 million from 2001 to 2002 because we no longer amortize goodwill. See Note 5 to the consolidated financial statements for additional discussion of the change in accounting principle for goodwill.

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

On July 2, 2001, we paid in full a $57.1 million revolving line of credit, which we guaranteed, of a development joint venture. As a result of the repayment, we were assigned the full rights and privileges of the lenders, including security interests in 13 Alzheimer’s assisted living facilities. During 2001, we reached a settlement with all joint venture parties and received title to the 13 facilities. We consolidated the results of these facilities in the third quarter of 2001 and classified them as held for sale. During the first half of 2001 (prior to our consolidation), we recorded equity losses of $3.1 million related to this development joint venture.

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

Financial Condition - December 31, 2003 and 2002

Net property and equipment decreased $20.1 million, primarily due to depreciation of $120.6 million and disposal of assets of $12.6 million. These decreases were partially offset by $101.2 million in new construction and renovations to existing facilities and a $10.1 million cash payment to exercise a purchase option on a leased facility.

Employee compensation and benefits increased $16.2 million with half of the increase related to the accrual for stock appreciation rights and the remainder due to accruals for wages and vacation.

Accrued insurance liabilities increased $0.8 million, primarily due to an increase in our general and professional liability accrual that was offset by an $18.6 million payment of an environmental liability. We also received insurance proceeds of $9.5 million in January 2003, which reduced our receivables and offset half of the environmental payment.

Income tax payable decreased $10.2 million, primarily due to the tax benefit for the exercise of stock options.

Our debt classification between current and long-term changed during 2003 as a result of the financing package completed in April. We issued $300.0 million of senior notes. With the proceeds, we paid off our expiring revolving credit facility that had a balance of $259.3 million at December 31, 2002 and was classified as a current liability.

Our long-term deferred income taxes increased $58.1 million, primarily because of additional tax depreciation. The increased tax depreciation resulted from changes in tax laws that created additional first-year depreciation and a review that resulted in a change to the tax classification and depreciable lives of our assets.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). In December 2003, the FASB issued a revision of the Interpretation (FIN 46-R). The Interpretation introduces a new consolidation model, referred to as the variable interests model, which determines control and consolidation based on who absorbs the majority of the potential variability in gains and losses of the entity being evaluated for consolidation, rather than who has the majority of voting ownership rights. We do not currently have investments in any variable interest entities. Therefore, the adoption of FIN 46-R did not have an impact on our consolidated financial statements.

Capital Resources and Liquidity

     Cash Flows. During 2003, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures, acquisitions, the purchase of our common stock and the payment of dividends. Cash flows from operating activities were $300.5 million for 2003, an increase of $17.2 million from 2002. It was not necessary to pay any estimated federal tax payments in 2003 compared with $80.0 million in 2002 due to changes in tax laws and tax accounting methods for return purposes.

     Investing Activities. Our expenditures for property and equipment of $101.2 million in 2003 included $22.1 million to construct new facilities and expand existing facilities. In the first quarter of 2003, we exercised a purchase option for $10.1 million on a facility that was previously leased.

     Debt Agreements. During April 2003, we refinanced our five-year, $500 million revolving credit agreement that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.625% (originally issued at 2.125%) Convertible Senior Notes due in 2023. The net proceeds of approximately $291.9 million from the closing of these transactions were used to repay borrowings outstanding under our five-year revolving credit facility and to purchase $25.0 million of our common stock concurrent with the refinancing transactions. As of December 31, 2003, there were no loans outstanding under the new three-year revolving credit facility, and, after consideration of usage for letters of credit, there was $161.3 million available for future borrowing.

Our three-year credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2003. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 6.25% and 8% Senior Note agreements contain a clause that is triggered if we were to have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control were followed by a rating agency downgrade, we are obligated to offer to redeem the 6.25% and 8% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 6.25% and 8% Senior Notes.

     Stock Purchase. During 2001 through 2003, our Board of Directors authorized us to spend up to $400 million to purchase our common stock, with $200 million of the authorization expiring on December 31, 2003 and the remaining $200 million on December 31, 2004. With these authorizations, we purchased 6,940,647 shares in 2003 for $145.1 million, which includes the $25.0 million repurchased concurrently with the Convertible Senior Notes offering. We had $92.8 million remaining authority to repurchase our shares as of December 31, 2003. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. In July 2003, we declared our first quarterly dividend of 12.5 cents per share of common stock. Our dividends of 25 cents per common share in 2003 totaled $22.3 million. In January 2004, our Board of Directors increased the quarterly dividend to 14 cents per share to shareholders of record on February 13, 2004. This dividend payment will approximate $12.5 million that is payable February 27, 2004. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2003:

	Payments Due by Years

			2005-	2007-	After
	Total	2004	2006	2008	2008

	(In thousands)
Debt including interest payments(1)	$875,368	$41,918	$325,194	$251,865	$256,391
Capital lease obligations	12,964	615	1,257	1,238	9,854
Operating leases(2)	81,632	14,566	16,689	10,189	40,188
Internal construction projects	10,134	10,134
Deferred acquisition costs	2,000			2,000

Total	$982,098	$67,233	$343,140	$265,292	$306,433

(1)	The debt obligation includes the principal payments and interest payments through the maturity date. For variable-rate debt and variable-rate payment obligations under our interest rate swap agreements, we have computed our obligation based on the rates in effect at December 31, 2003 until maturity. For our Convertible Senior Notes, we are including the principal payment and assuming interest is paid through the first date the holders can require us to redeem the Notes (April 15, 2005). Unless the market value of the Convertible Senior Notes declines by more than 20.9 percent from its value at December 31, 2003, the holders of the Notes would receive less by requiring us to redeem the debt than from selling the Notes on the market.

(2)	The operating lease obligation includes the annual operating lease payments on our corporate headquarters that reflect interest only on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the lease maturity in 2009. At the maturity of the lease, we will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

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

Commitments and Contingencies

     Letters of Credit. We had total letters of credit of $38.7 million at December 31, 2003, which benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 98 percent of these letters of credit were related to recorded liabilities.

     Environmental Liabilities. One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been determined. At December 31, 2003, we had $4.5 million accrued in other long-term liabilities based on our current assessment of the likely outcome of the actions, which was reviewed with our outside advisors. At December 31, 2003, there were no insurance recoveries receivable.

     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2003, the general and professional liability consisted of short-term reserves of $69.8 million and long-term reserves of $107.5 million. We can give no assurance that this liability will not require material adjustment in future periods.

     Definitive Purchase Agreements. In January 2004, we signed definitive purchase agreements totaling $36.5 million related to four skilled nursing facilities that we currently operate under lease agreements. The transactions are subject to due diligence and other standard closing conditions. Closing on the transactions is anticipated in the second quarter of 2004.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

♦	Changes in the health care industry because of political and economic influences;

♦	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels;

♦	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

♦	Changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims;

♦	The ability to attract and retain qualified personnel;

♦	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

♦	Our ability to control operating costs;

♦	Integration of acquired businesses;

♦	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

♦	State regulation of the construction or expansion of health care providers;

♦	Legislative proposals for health care reform;

♦	Competition;

♦	The failure to comply with occupational health and safety regulations;

♦	The ability to enter into managed care provider arrangements on acceptable terms;

♦	Litigation;

♦	Our ability to complete the settlement with the Department of Justice;

♦	A reduction in cash reserves and shareholders’ equity upon our repurchase of our stock; and

♦	An increase in senior debt or reduction in cash flow upon our purchase or sale of assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. In the second quarter of 2003, we refinanced our five-year credit agreement prior to its scheduled maturity in September 2003 with a new three-year $200 million credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. We voluntarily increased the interest rate on the Convertible Senior Notes to 2.625% effective August 20, 2003. There are no loans outstanding under our new credit facility at December 31, 2003.

We entered into interest rate swap agreements on a notional amount of $200 million in May 2003 in order to provide a better balance of fixed- and variable-rate debt. The agreements effectively convert the interest rate on $100 million each of our 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

The tables below provide information about our derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the tables present principal cash flows and weighted-average interest rates by expected maturity dates. We believe that the holders of the Convertible Senior Notes will not require us to redeem or convert the notes through 2008. Therefore, we have included these notes in the Thereafter column. For interest rate swaps, the table presents notional amounts by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

The following table provides information about our significant interest rate risk at December 31, 2003:

	Expected Maturity Dates							Fair Value
								Dec. 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

				(Dollars in thousands)
Long-term debt:
Fixed-rate debt			$150,000		$200,000	$300,000	$650,000	$725,190
Average interest rate			7.5%		8.0%	5.0%	6.5%
Interest rate swaps – fixed to variable:
Notional amount			$100,000		$100,000		$200,000	$4,841
Pay variable rate			L+ 5.1%		L+ 5.0%		L+ 5.1%
Receive fixed rate			7.5%		8.0%		7.8%

L= six-month LIBOR (approximately 1.2% at December 31, 2003)

The following table provides information about our significant interest rate risk at December 31, 2002:

	Expected Maturity Dates							Fair Value
								Dec. 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

			(Dollars in thousands)
Long-term debt:
Variable-rate debt	$259,300						$259,300	$259,300
Floating index rate	(1)
Fixed-rate debt				$150,000		$200,000	$350,000	$374,434
Average interest rate				7.5%		8.0%	7.8%

(1) Eurodollar-based rate plus .4%

Item 8. Financial Statements And Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Toledo, Ohio
January 22, 2004

Manor Care, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002

	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$86,251	$30,554
Receivables, less allowances for doubtful accounts of $60,652 and $60,093, respectively	405,213	385,960
Prepaid expenses and other assets	27,484	23,974
Deferred income taxes	66,451	70,329

Total current assets	585,399	510,817
Net property and equipment	1,514,250	1,534,339
Goodwill	87,906	85,814
Intangible assets, net of amortization of $4,161 and $9,234, respectively	9,397	10,457
Other assets	199,759	187,645

Total assets	$2,396,711	$2,329,072

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$101,481	$95,347
Employee compensation and benefits	125,858	109,628
Accrued insurance liabilities	110,186	109,385
Income tax payable	1,410	11,657
Other accrued liabilities	46,560	48,424
Long-term debt due within one year	2,007	267,423

Total current liabilities	387,502	641,864
Long-term debt	659,181	373,112
Deferred income taxes	137,200	79,073
Other liabilities	237,723	218,976
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	357,832	349,304
Retained earnings	1,089,577	1,006,295
Accumulated other comprehensive loss	(662)	(11)

	1,447,857	1,356,698
Less treasury stock, at cost (22.0 and 16.0 million shares, respectively)	(472,752)	(340,651)

Total shareholders’ equity	975,105	1,016,047

Total liabilities and shareholders’ equity	$2,396,711	$2,329,072

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Income

	Year ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues	$3,029,441	$2,905,448	$2,694,056
Expenses:
Operating	2,523,534	2,401,636	2,271,808
General and administrative	157,566	131,628	115,094
Depreciation and amortization	128,810	124,895	128,159
Asset impairment		33,574

	2,809,910	2,691,733	2,515,061

Income before other income (expenses) and income taxes	219,531	213,715	178,995
Other income (expenses):
Interest expense	(41,927)	(37,651)	(50,800)
Gain (loss) on sale of assets	3,947	30,651	(445)
Equity in earnings of affiliated companies	7,236	4,761	1,407
Interest income and other	1,625	1,208	835

Total other expenses, net	(29,119)	(1,031)	(49,003)

Income before income taxes	190,412	212,684	129,992
Income taxes	71,405	80,820	61,502

Income before cumulative effect	119,007	131,864	68,490
Cumulative effect of change in accounting for goodwill		(1,314)

Net income	$119,007	$130,550	$68,490

Earnings per share - basic:
Income before cumulative effect	$1.33	$1.34	$.67
Cumulative effect		(.01)

Net income	$1.33	$1.33	$.67

Earnings per share - diluted:
Income before cumulative effect	$1.31	$1.33	$.66
Cumulative effect		(.01)

Net income	$1.31	$1.31 *	$.66

Weighted-average shares:
Basic	89,729	98,165	102,066
Diluted	91,119	99,328	103,685
Cash dividends declared per common share	$.25

* Doesn’t add due to rounding.

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$119,007	$130,550	$68,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,810	124,895	128,159
Asset impairment and other non-cash charges		34,888
Provision for bad debts	29,241	39,997	45,884
Deferred income taxes	62,005	(11,886)	(25,474)
Net (gain) loss on sale of assets	(3,947)	(30,651)	445
Equity in earnings of affiliated companies	(7,236)	(4,761)	(1,407)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(48,299)	(61,239)	(39,159)
Prepaid expenses and other assets	(7,176)	30,295	(15,632)
Liabilities	28,059	31,205	122,121

Total adjustments	181,457	152,743	214,937

Net cash provided by operating activities	300,464	283,293	283,427

Investing Activities
Investment in property and equipment	(101,230)	(92,490)	(89,400)
Investment in systems development	(3,461)	(4,125)	(6,721)
Acquisitions	(13,276)	(38,514)	(12,743)
(Acquisition) adjustment of assets from development joint venture		1,183	(57,063)
Proceeds from sale of assets	17,991	96,201	8,046

Net cash used in investing activities	(99,976)	(37,745)	(157,881)

Financing Activities
Net repayments under bank credit agreements	(259,300)	(74,700)	(273,000)
Principal payments of long-term debt	(14,578)	(5,983)	(10,315)
Proceeds from issuance of senior notes	299,372		200,000
Payment of deferred financing costs	(7,444)		(3,397)
Purchase of common stock for treasury	(145,105)	(162,057)	(42,753)
Dividends paid	(22,284)
Proceeds from exercise of stock options	4,548	1,055	5,667

Net cash used in financing activities	(144,791)	(241,685)	(123,798)

Net increase in cash and cash equivalents	55,697	3,863	1,748
Cash and cash equivalents at beginning of period	30,554	26,691	24,943

Cash and cash equivalents at end of period	$86,251	$30,554	$26,691

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive	Treasury Stock		Total
	Common	in Excess	Retained	Income			Shareholders’
	Stock	of Par Value	Earnings	(Loss)	Shares	Amount	Equity
				(In thousands)
Balance at January 1, 2001	$1,110	$335,609	$837,123		(8,388)	$(161,113)	$1,012,729
Issue and vesting of restricted stock		(2,610)	(1,721)		185	5,062	731
Purchase of treasury stock					(2,703)	(73,957)	(73,957)
Exercise of stock options			(25,642)		2,164	48,659	23,017
Tax benefit from stock transactions		15,200					15,200
Comprehensive income:
Net income			68,490
Other comprehensive income (loss), net of tax:
Unrealized gain on investments				$1,009
Minimum pension liability				(453)
Derivative loss				(228)
Total comprehensive income							68,818

Balance at December 31, 2001	1,110	348,199	878,250	328	(8,742)	(181,349)	1,046,538
Vesting of restricted stock		799					799
Purchase of treasury stock					(7,468)	(164,177)	(164,177)
Exercise of stock options			(2,505)		229	4,875	2,370
Tax benefit from stock transactions		306					306
Comprehensive income:
Net income			130,550
Other comprehensive income (loss), net of tax:
Unrealized loss on investments				(262)
Minimum pension liability				(114)
Amortization of derivative loss				37
Total comprehensive income							130,211

Balance at December 31, 2002	1,110	349,304	1,006,295	(11)	(15,981)	(340,651)	1,016,047
Issue and vesting of restricted stock		(2,104)	(320)		175	3,601	1,177
Purchase of treasury stock					(7,598)	(164,592)	(164,592)
Exercise of stock options		463	(13,121)		1,385	28,890	16,232
Tax benefit from stock transactions		10,169					10,169
Cash dividends declared ($.25 per share)			(22,284)				(22,284)
Comprehensive income:
Net income			119,007
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(212)
Minimum pension liability				(476)
Amortization of derivative loss				37
Total comprehensive income							118,356

Balance at December 31, 2003	$1,110	$357,832	$1,089,577	$(662)	(22,019)	$(472,752)	$975,105

See accompanying notes.

Manor Care, Inc.
Notes to Consolidated Financial Statements

1. Accounting Policies

Nature of Operations

Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, rehabilitation therapy, hospice care, home health care, and management services for subacute care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 363 centers in 32 states with 62 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 92 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. The hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 89 offices located in 24 states. The Company sold its only hospital in 2002. In addition, the Company is a majority owner in a medical transcription business, which converts medical dictation into electronically formatted patient records.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Manor Care of America, Inc. (MCA) is a wholly owned subsidiary and was the former Manor Care, Inc. before the merger between Health Care and Retirement Corporation and Manor Care, Inc. in September 1998.

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the investee. The Company had three significant equity investments at December 31, 2003. The Company has a 50 percent ownership and voting interest in a pharmacy partnership, with the other partner having the remaining interest. The Company has a 20 percent ownership and voting interest in two separate hospitals, with the other partner/shareholder having the remaining interest.

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

Receivables and Revenues

Revenues are derived from services rendered to patients for long-term care, including skilled nursing and assisted living services, hospice and home health care, and rehabilitation therapy. Revenues are recorded when services are provided based on established daily or monthly rates adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are stated at amounts estimated by management to be the net realizable value.

For private pay patients in skilled nursing or assisted living facilities, the Company bills in advance for the following month with the bill being due on the 10th day of the month the services are performed. Episodic Medicare payments for home health services are also received in advance of the services being rendered. All advance billings are recognized as revenue when the services are performed.

Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives. Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $10.7 million receivable and $5.4 million payable at December 31, 2003 and 2002, respectively. Changes in estimates to net third-party settlements receivable resulted in an increase to revenues of $11.1 million for the year ended December 31, 2003.

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

Direct incremental costs are capitalized for major development projects and are amortized over the lives of the related assets. The Company capitalizes interest on borrowings applicable to construction in progress.

Goodwill

Beginning January 1, 2002, goodwill is no longer amortized but is subject to periodic impairment testing. See Note 5 for further discussion of the required change in accounting principle. Prior to January 1, 2002, goodwill of businesses acquired was amortized by the straight-line method over a period of 20 to 40 years.

Intangible Assets

Intangible assets of businesses acquired are amortized by the straight-line method over five years for non-compete agreements and 40 years for management contracts.

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

Insurance Liabilities

The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. The methods of making such estimates and establishing the resulting accrued liabilities are reviewed with the Company’s independent actuary. Any adjustments resulting from the review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to seven years. See Note 13 for further discussion.

The Company’s workers’ compensation insurance consists of a combination of insured and self-insured programs and limited participation in certain state programs. The Company is responsible for $500,000 per occurrence and maintains insurance above this amount for self-insured programs. The Company records an estimated liability for losses attributable to workers’ compensation claims based on internal evaluations and an analysis of claim history. The estimates are based on loss claim data, trends and assumptions. Claims are paid over varying periods, which range from one to eight years. At December 31, 2003 and 2002, the workers’ compensation liability consisted of short-term reserves of $26.5 million and $26.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $40.5 million and $32.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $38.9 million, $53.5 million and $29.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, which was included in operating expense.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $14.3 million, $13.7 million and $11.6 million in advertising costs for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. See Note 16 for more information about the Company’s stock plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995.

	2003	2002	2001
	(In thousands, except earnings per share)
Net income – as reported	$119,007	$130,550	$68,490
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,495)	(6,972)	(6,576)

Net income – pro forma	$109,512	$123,578	$61,914

Earnings per share – as reported:
Basic	$1.33	$1.33	$.67
Diluted	$1.31	$1.31	$.66
Earnings per share – pro forma:
Basic	$1.22	$1.26	$.61
Diluted	$1.20	$1.25	$.60

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	1%	0%	0%
Expected volatility	39%	40%	46%
Risk-free interest rate	2.8%	4.1%	4.5%
Expected life (in years)	4.4	4.6	3.8
Weighted-average fair value	$7.40	$7.65	$7.39

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

Interest Rate Swap Agreements

Interest rate swap agreements are considered to be derivative financial instruments that must be recognized on the balance sheet at fair value. The Company’s interest rate swap agreements have been formally designated to hedge certain fixed-rate senior notes and are considered to be effective fair value hedges based on meeting certain hedge criteria. The fair value of the interest rate swap agreements affects only the balance sheet and is recorded as a non-current asset or liability with an offsetting adjustment to the underlying senior note. The net interest amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). In December 2003, the FASB issued a revision of the Interpretation (FIN 46-R). The Interpretation introduces a new consolidation model, referred to as the variable interests model, which determines control and consolidation based on who absorbs the majority of the potential variability in gains and losses of the entity being evaluated for consolidation, rather than who has the majority of voting ownership rights. The Company does not currently have investments in any variable interest entities. Therefore, the adoption of FIN 46-R did not have an impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications affecting other assets and other liabilities have been made to the 2002 financial statements to conform with the 2003 presentation.

2. Assets Held For Sale

In 1999, the Company and Alterra Healthcare Corporation (Alterra) formed a development joint venture and jointly and severally guaranteed a revolving line of credit which matured June 29, 2001. On July 2, 2001, the Company paid in full the $57.1 million revolving line of credit of the development joint venture. As a result of the repayment, the Company was assigned the full rights and privileges of the lenders, including security interests in 13 Alzheimer’s assisted living facilities. During 2001, the Company, Alterra and the third-party equity investors reached a settlement on all matters related to the development joint venture. As a result of the settlement, the Company received title to the 13 facilities.

In the second quarter of 2001, the Company consolidated these facilities and classified the net assets as held for sale in the consolidated balance sheet. The results of operations for these facilities, which were included in the Company’s results for the second half of 2001, were not material and were at a breakeven operating level. Prior to July 2, 2001, the results of these facilities were recorded under the equity method.

During 2002, the Company reduced the asset values by $8.3 million to their estimated fair value less cost to sell, as discussed further in Note 3. The Company sold two of the facilities in the fourth quarter of 2002 for $5.5 million. The remaining 11 facilities with a value of $43.4 million did not have final purchase agreements at December 31, 2002 and, accordingly, were no longer held for sale. Since the writedown of the assets to fair value on the remaining 11 facilities was in excess of the depreciation that the Company would have recorded on these facilities, the Company did not recognize a retroactive depreciation adjustment when the facilities were transferred to property and equipment.

3. Asset Impairment

During the Company’s quarterly reviews of long-lived assets in 2002, the Company determined that certain assets were impaired by $33.6 million. The impairment consisted of $17.8 million for long-term care facilities, $2.8 million for non-strategic land parcels, $7.6 million for assets held for sale and $5.4 million for its vision business.

Management assesses quarterly whether its long-term care facilities are impaired. The Company considers indicators of impairment to be either market conditions or negative cash flows. The various market conditions include the litigation environment, deterioration of the areas in which the facilities are located, deteriorating state government reimbursement, condition of the physical plant and excess bed capacity. During the spring of 2002, the Company engaged in a portfolio management review. The Company’s new portfolio management strategy included evaluating as divestiture targets older assets, poor or declining financial performers, geographically isolated facilities with lower per diem revenues, facilities operating in a state with low Medicaid reimbursement, and facilities in states with punitive regulatory/survey and/or an unfavorable litigation climate. The Company also looked at alternatives for moving beds from underperforming facilities to locations where demand would fill them or combining assets of locations in the same geography into a single location.

The long-term care facilities that were impaired as part of this strategy included seven skilled nursing facilities and three assisted living facilities. Of these 10, various market conditions were considered which resulted in the impairment of eight facilities. These impairments were based on management’s judgment and independent real estate broker valuations. The remaining two facilities had a history of negative cash flows for more than three years. The results of operations could not be improved even after changing facility management several times. The Company closed three of the 10 facilities and is currently looking at alternatives for the other seven facilities. The Company may continue to operate the facilities, sell the facilities as currently operated or sell the facilities for alternative uses. The carrying values of the 10 facilities were reduced by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. The carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, the Company received offers on all 13 of the assisted living facilities that had been held for sale. The offers, less the cost to sell, were less than the carrying value on 12 of these facilities and required a writedown of the asset values by $8.3 million to their estimated fair values of $44.8 million. The Company sold two of the facilities in the fourth quarter of 2002. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and were transferred to property and equipment, which required a reversal of $0.7 million of expense previously recorded for estimated selling costs. The Company continued to successfully operate these 11 facilities at December 31, 2003.

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

The Company also paid $13.3 million, $6.5 million and $12.7 million in 2003, 2002 and 2001, respectively, for the acquisition of skilled nursing facilities, rehabilitation therapy businesses, hospice and home health businesses, and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired businesses were included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.

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

The effect of adding back the goodwill amortization for 2001 is as follows:

	2003	2002	2001
	(In thousands, except earnings per share)
Reported income before cumulative effect	$119,007	$131,864	$68,490
Add back: Goodwill amortization, net of tax of $812			2,591

Adjusted income before cumulative effect	$119,007	$131,864	$71,081

Diluted earnings per share:
Reported income before cumulative effect	$1.31	$1.33	$.66
Goodwill amortization, net of tax			.03

Adjusted income before cumulative effect	$1.31	$1.33	$.69

The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2002	$8,491	$17,659	$54,258	$80,408
Goodwill from acquisitions		5,954	766	6,720
Impairment loss:
Cumulative effect of change in accounting principle			(1,314)	(1,314)

Balance at December 31, 2002	8,491	23,613	53,710	85,814
Goodwill from acquisitions		674	1,418	2,092

Balance at December 31, 2003	$8,491	$24,287	$55,128	$87,906

6. Arbitration Decision

On February 14, 2002, a decision was rendered in an arbitration hearing between the Company and NeighborCare Pharmacy Services (NeighborCare), an institutional pharmacy services subsidiary of NeighborCare, Inc., formerly known as Genesis Health Ventures, Inc. NeighborCare provides pharmaceuticals to certain of the Company’s facilities. The decision denied the Company’s right to terminate its NeighborCare supply agreements before their expiration on September 30, 2004. Subsequently, the Company entered into new agreements that expire on January 31, 2006. In addition, the decision required the Company to pay damages and certain related amounts of approximately $24.6 million to NeighborCare for profits lost and prejudgment interest as a result of their being precluded from supplying other facilities of the Company. The charge was recorded in the fourth quarter of 2001. During 2002, the Company reversed $2.6 million of the expense that was recorded in 2001 and paid $22.0 million based on an amendment to the decision and award dated June 21, 2002.

7. Revenues

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $2.0 billion, $1.9 billion and $1.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenues for certain health care services are as follows:

	2003	2002	2001
	(In thousands)
Skilled nursing and assisted living services	$2,590,423	$2,496,530	$2,277,509
Hospice and home health services	329,462	284,546	239,433
Rehabilitation services (excluding intercompany revenues)	81,305	83,234	89,489
Hospital care		21,344	60,823
Other services	28,251	19,794	26,802

	$3,029,441	$2,905,448	$2,694,056

8. Property and Equipment

Property and equipment consist of the following:

	2003	2002
	(In thousands)
Land and improvements	$241,461	$246,183
Buildings and improvements	1,655,338	1,625,894
Equipment and furnishings	319,285	308,772
Capitalized leases	22,800	27,249
Construction in progress	30,404	30,589

	2,269,288	2,238,687
Less accumulated depreciation	755,038	704,348

Net property and equipment	$1,514,250	$1,534,339

Depreciation expense, including amortization of capitalized leases, amounted to $120.6 million, $115.4 million and $115.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation included $9.4 million and $11.4 million at December 31, 2003 and 2002, respectively, relating to capitalized leases.

Capitalized systems development costs of $32.9 million and $35.9 million at December 31, 2003 and 2002, respectively, net of accumulated amortization of $16.5 million and $15.8 million, respectively, are included in other assets. Amortization expense related to capitalized systems development costs amounted to $7.1 million, $7.9 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Debt

Debt consists of the following:

	2003	2002
	(In thousands)
Five Year Agreement		$259,300
7.5% Senior Notes, net of discount	$148,048	149,795
8.0% Senior Notes	196,966	200,000
6.25% Senior Notes, net of discount	199,416
2.625% Convertible Senior Notes	100,000
Other debt	11,822	26,325
Capital lease obligations	4,936	5,115

	661,188	640,535
Less:
Amounts due within one year	2,007	267,423

Long-term debt	$659,181	$373,112

In April 2003, the Company refinanced its five-year, $500 million revolving credit facility (Five Year Agreement) that was scheduled to mature September 24, 2003. The financing package included a new three-year $200 million revolving credit facility, $200 million of 6.25% Senior Notes due in 2013 and $100 million of 2.125% Convertible Senior Notes due in 2023. The Company voluntarily increased the interest rate on the Convertible Senior Notes to 2.625% on August 20, 2003.

Manor Care, Inc.’s three-year $200 million revolving credit facility was established with a group of banks. As of December 31, 2003, there were no loans outstanding under this agreement, and, after consideration of usage for letters of credit, there was $161.3 million available for future borrowing. Loans under the three-year credit facility are guaranteed by substantially all of the Company’s subsidiaries. This credit agreement contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the three-year credit facility bear interest at variable rates that reflect, at the election of the Company, the agent bank’s base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio. The three-year credit facility also provides for a fee on the total amount of the facility, depending on the performance of the same key ratio. In addition to direct borrowings, the three-year credit facility may be used to support the issuance of up to $100 million of letters of credit.

The Company issued $200 million principal amount of 6.25% Senior Notes due in 2013, priced at 99.686 percent to yield 6.29 percent. Interest is payable semi-annually in May and

November. The Company also issued $100 million principal amount of 2.625% (originally issued at 2.125%) Convertible Senior Notes due in 2023, priced at 100 percent. Interest is payable semi-annually in April and October. The Company may not redeem the Convertible Senior Notes before April 15, 2010. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the Convertible Senior Notes under certain circumstances. The Company’s obligation to pay contingent interest is considered to be an embedded derivative and the value is not material. The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company’s common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Convertible Senior Notes may convert their notes into shares of the Company’s common stock prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the notes have been called for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the notes decline to certain levels. The holders of the Convertible Senior Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes, with the first such date being April 15, 2005. Except for the initial repurchase date, the Company may elect to satisfy the repurchase in whole or in part with common stock rather than cash.

The net proceeds of $291.9 million from the closing of the three-year credit facility, 6.25% Senior Notes and Convertible Senior Notes were used to repay borrowings outstanding under the Company’s Five Year Agreement and to purchase $25.0 million of the Company’s common stock concurrent with the refinancing transactions. In the third quarter, the Company registered the Convertible Senior Notes and identical Senior Notes with the Securities and Exchange Commission. The identical Senior Notes were exchanged for the Senior Notes issued in April.

Loans under the Five Year Agreement were at variable interest rates. At December 31, 2002, the average rate on loans was 1.93 percent, excluding the fee on the total facility.

In March 2001, the Company issued $200 million of 8.0% Senior Notes due in 2008. The Company registered identical Senior Notes with the Securities and Exchange Commission that were exchanged for the original Senior Notes. Interest on these notes is payable semi-annually in March and September.

Substantially all of the Company’s subsidiaries guaranteed the 6.25% Senior Notes, 2.625% Convertible Senior Notes and 8.0% Senior Notes, and these subsidiaries are 100 percent owned. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. The parent company has no independent assets or operations.

In June 1996, a subsidiary of the Company issued $150 million of 7.5% Senior Notes due in 2006. The notes are guaranteed by the Company and substantially all of the Company’s subsidiaries. Interest on these notes is payable semi-annually in June and December.

See Notes 1 and 10 for a discussion of the Company’s interest rate swap agreements.

The interest rates on other long-term debt were all variable and approximated 3.0 percent. Maturities ranged from 2008 to 2009. Owned property with a net book value of $31.8 million was pledged or mortgaged. Interest paid, primarily related to debt, amounted to $37.7 million, $38.0 million and $44.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized interest costs amounted to $0.7 million, $0.7 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Debt maturities for the five years subsequent to December 31, 2003 are as follows: 2004 – $2.1 million; 2005 – $102.4 million; 2006 – $152.6 million; 2007 – $2.8 million; and 2008 – $202.9 million. The Company’s $100 million Convertible Senior Notes are included as a maturity in 2005 based on the first date the holders can require the Company to purchase the notes.

10. Derivative Financial Instruments and Fair Value of Financial Instruments

In May 2003, the Company entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed- and variable-rate debt. These fair value hedge agreements effectively convert the interest rate on $100 million each of the Company’s 7.5% and 8.0% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

The carrying amount and fair value of the financial instruments are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$86,251	$86,251	$30,554	$30,554
Debt, excluding capitalized leases	656,252	737,012	635,420	660,284
Interest rate swap agreements in payable position	4,841	4,841

The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The fair value of the Senior Notes is based on quoted market values. The fair value of other fixed-rate debt in 2002, excluding capitalized lease obligations, is computed using discounted cash flow analyses, based on the Company’s estimated current incremental borrowing rates. The Company’s variable-rate debt is considered to be at fair value.

The interest rate swap agreements are recorded at fair value based on valuations from third-party financial institutions.

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

Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2003 are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
2004	$14,566	$615
2005	9,637	620
2006	7,052	637
2007	5,515	642
2008	4,674	596
Later years	40,188	9,854

Total minimum lease payments	$81,632	12,964

Less amount representing interest		8,028

Present value of net minimum lease payments (included in long-term debt – see Note 9)		$4,936

Rental expense was $24.0 million, $24.2 million and $23.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12. Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
	(In thousands)
Current:
Federal	$7,916	$78,829	$75,116
State and local	1,484	13,877	11,860

	9,400	92,706	86,976
Deferred:
Federal	55,827	(9,579)	(20,959)
State and local	6,178	(2,307)	(4,515)

	62,005	(11,886)	(25,474)

Provision for income taxes before cumulative effect	$71,405	$80,820	$61,502

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes before cumulative effect is as follows:

	2003	2002	2001
	(In thousands)
Income taxes computed at statutory rate	$66,645	$74,439	$45,497
Differences resulting from:
State and local income taxes	4,980	7,521	4,774
Corporate-owned life insurance			12,000
Other	(220)	(1,140)	(769)

Provision for income taxes before cumulative effect	$71,405	$80,820	$61,502

The Internal Revenue Service has examined the Company’s federal income tax returns through 1998, and those years have been closed. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Accrued insurance liabilities	$92,616	$89,360
Employee compensation and benefits	50,431	41,571
Capital loss carryforward	10,996	12,484
Allowances for receivables and settlements	9,500	28,739
Net operating loss carryforward	3,223	9,070
Other	6,702	9,708

	$173,468	$190,932

Deferred tax liabilities:
Depreciable/amortizable assets	$185,651	$137,831
Leveraged leases	27,993	31,342
Pension receivable	11,371	11,158
Other	19,202	19,345

	$244,217	$199,676

Net deferred tax liabilities	$(70,749)	$(8,744)

At December 31, 2003, the Company had approximately $8.6 million of net operating loss carryforward for tax purposes which expires in 2018-2019, and the maximum amount to be used in any year is $4.6 million. At December 31, 2003, the Company had approximately $29.2 million of capital loss carryforward that expires in 2006. The Company expects to realize capital gains to offset the capital loss carryforward from the disposition of property in the ordinary course of business and other corporate strategies. Income taxes paid, net of refunds, amounted to $9.3 million, $114.9 million (including the payment for COLI, as discussed above) and $64.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Commitments/Contingencies

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At December 31, 2003, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At December 31, 2002, the Company had $23.2 million accrued, which included $18.6 million that was due and paid in 2003. The insurance recoveries receivable of $9.5 million at December 31, 2002 were collected in 2003. There were no insurance recoveries receivable at December 31, 2003.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At December 31, 2003 and 2002, the general and professional liability consisted of short-term reserves of $69.8 million and $50.3 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $107.5 million and $117.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $87.9 million, $82.1 million and $98.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

As of December 31, 2003, the Company had contractual commitments of $10.1 million relating to its internal construction program. As of December 31, 2003, the Company had total letters of credit of $38.7 million that benefit certain third-party insurers and bondholders of certain industrial revenue bonds, and 98 percent of these letters of credit related to recorded liabilities. In January 2004, the Company signed definitive purchase agreements totaling $36.5 million related to four skilled nursing centers that the Company currently operates under lease agreements. The transactions are subject to due diligence and other standard closing conditions. Closing on the transactions is anticipated in the second quarter of 2004.

14. Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	2003	2002	2001
	(In thousands, except earnings per share)
Numerator:
Income before cumulative effect	$119,007	$131,864	$68,490

Denominator:
Denominator for basic EPS – weighted-average shares	89,729	98,165	102,066
Effect of dilutive securities:
Stock options	1,017	872	1,345
Non-vested restricted stock	373	291	274

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	91,119	99,328	103,685

EPS – income before cumulative effect
Basic	$1.33	$1.34	$.67
Diluted	$1.31	$1.33	$.66

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 2.3 million shares with an average exercise price of $28 in 2003, 2.1 million shares with an average exercise price of $32 in 2002 and 2.2 million shares with an average exercise price of $34 in 2001.

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at December 31, 2003 included a minimum pension liability of $(1.0) million, derivative loss of $(0.2) million and unrealized gain on available for sale securities of $0.5 million.

The components of other comprehensive income (loss) are as follows:

	2003	2002	2001
	(In thousands)
Unrealized gain (loss) on investments, net of tax (benefit) of $461, $(175) and $659, respectively	$763	$(262)	$1,009
Reclassification adjustment for gains on investments included in net income, net of tax of $624	(975)
Minimum pension liability, net of tax benefit of $285, $75 and $296, respectively	(476)	(114)	(453)
Derivative loss, net of tax benefit of $173			(259)
Amortization of derivative loss, net of tax benefit of $25, $25 and $21, respectively	37	37	31

Other comprehensive income (loss)	$(651)	$(339)	$328

16. Stock Plans

The Company’s Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2001 allows the Company to grant awards of non-qualified stock options, incentive stock options and restricted stock to key employees and directors. A maximum of 4,000,000 shares of common stock are authorized for issuance under the Equity Plan with no more than 750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld or delivered in payment of the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 1,545,826 and 2,989,210 shares available for future awards at December 31, 2003 and 2002, respectively. Employees delivered shares to the Company to cover the payment of the option price and related tax withholdings of the option exercise valued at $19.5 million, $2.1 million and $31.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Certain executive officers were issued 175,000 and 185,000 restricted shares in 2003 and 2001, respectively, with a weighted-average fair value of $18.75 and $21.28, respectively, that vest at retirement. When restricted shares are issued, unearned compensation is recorded as a reduction of shareholders’ equity and charged to expense over the vesting period. Unearned restricted stock compensation was $8.2 million and $6.1 million at December 31, 2003 and

2002, respectively. Compensation expense related to restricted stock was $1.2 million, $0.8 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately.

The following table summarizes activity in the Company’s stock option plans for the three-year period ended December 31, 2003:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2001	6,375,149	$18.11
Options granted	2,537,431	21.32
Options forfeited	(117,200)	26.28
Options expired	(567,068)	36.30
Options exercised	(2,164,253)	10.46

Options outstanding at December 31, 2001	6,064,059	20.33
Options granted	1,014,157	19.83
Options forfeited	(109,925)	24.56
Options expired	(84,255)	20.67
Options exercised	(229,550)	20.34

Options outstanding at December 31, 2002	6,654,486	20.52
Options granted	1,341,403	23.27
Options forfeited	(104,050)	26.33
Options expired	(150)	11.58
Options exercised	(1,384,812)	11.43

Options outstanding at December 31, 2003	6,506,877	22.93

Options exercisable at December 31, 2001	2,384,182	$25.27
December 31, 2002	2,486,748	27.39
December 31, 2003	3,300,552	26.62

The following tables summarize information about options outstanding and options exercisable at December 31, 2003:

	Options Outstanding

		Weighted-	Average
Range of		Average	Remaining
Exercise	Number	Exercise	Contractual
Prices	Outstanding	Price	Life in Years
$5 - $10	452,000	$7.00	6.5
$10 - $20	3,355,050	19.03	7.6
$20 - $30	1,155,514	25.76	4.3
$30 - $45	1,544,313	33.96	4.7

	6,506,877	22.93	6.2

	Options Excercisable
		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price
$5 - $10	452,000	$7.00
$10 - $20	148,725	16.71
$20 - $30	1,155,514	25.76
$30 - $45	1,544,313	33.96

	3,300,552	26.62

17. Employee Benefit Plans

The Company has two qualified and one non-qualified defined benefit pension plans included in the tables below. Two of the plans’ future benefits are frozen. As of the measurement date (December 31), the status of the plans is as follows:

Obligations and Funded Status

	2003	2002
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$34,576	$33,715
Service cost	261	215
Interest cost	2,583	2,409
Amendments	459
Actuarial loss	9,363	3,314
Benefits paid	(4,294)	(5,077)

Benefit obligation at end of year	42,948	34,576

Change in plan assets
Fair value of plan assets at beginning of year	42,972	57,481
Actual return on plan assets	7,993	(9,752)
Employer contribution	402	320
Benefits paid	(4,294)	(5,077)

Fair value of plan assets at end of year	47,073	42,972

Excess funded status of the plans	4,125	8,396
Unrecognized transition asset	(212)	(260)
Unrecognized prior service cost	421
Unrecognized net actuarial loss	25,580	20,009

Prepaid benefit cost	$29,914	$28,145

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$29,733	$28,542
Accrued benefit cost	(1,518)	(1,335)
Accumulated other comprehensive income	1,699	938

Net amount recognized	$29,914	$28,145

Additional information
Accumulated benefit obligation for all plans	$42,894	$34,075
Increase in minimum liability included in accumulated other comprehensive income	761	189

Pension plans with an accumulated benefit
    obligation in excess of plan assets

	2003	2002
	(In thousands)
Projected benefit obligation	$4,174	$3,426
Accumulated benefit obligation	4,120	2,926
Fair value of plan assets	1,327	1,156

Components of net pension income

	2003	2002	2001
	(In thousands)
Service cost	$261	$215	$211
Interest cost	2,583	2,409	2,486
Expected return on plan assets	(4,788)	(5,761)	(5,692)
Amortization of unrecognized transition asset	(48)	(48)	(48)
Amortization of prior service cost	37
Amortization of net loss	587	23	14

Net pension income	$(1,368)	$(3,162)	$(3,029)

Disclosure Assumptions

	2003	2002
For determining benefit obligations at year end:
Discount rate	6.25%	6.75%
Rate of compensation increase	5.00	5.00

	2003	2002	2001
For determining net pension income for the year:
Discount rate	6.75%	7.50%	7.75%
Expected return on assets	9.00	10.00	10.00
Rate of compensation increase	5.00	5.00	5.00

The rate of compensation increase only applies to one qualified plan as the other plans’ future benefits are frozen. The expected long-term rate of return on plan assets is based on the approximate weighted-average historical trend.

Plan Asset Allocation

The Company’s asset allocations by asset category are as follows:

	2003	2002
Equity securities	72%	68%
Debt securities	27	31
Other	1	1

	100%	100%

The Company’s investment strategy for its defined benefit plans takes into consideration the fact that the dominant plan is fully funded and whose participants and future benefit obligations are frozen. The investment strategy reflects a long-term rather than short-term outlook and values consistency in its approach to asset mix. The investment portfolio is targeted toward 70 percent equity investments and 30 percent fixed income and is rebalanced from time to time to approximate that mix.

Cash Flows

The Company expects to contribute $0.7 million to its pension plans in 2004.

The Company has a senior executive retirement plan which is a non-qualified plan designed to provide pension benefits and death benefits for certain officers. Pension benefits are based on compensation and length of service and the plan is funded through collateral assignment split-dollar life insurance arrangements. Under these arrangements, the officers are owners of the life insurance policies subject to an assignment to the Company of an interest in the policy cash value equal to the premiums paid by the Company. Because of the possible interpretation that the Company’s future payment of premiums on these policies would be considered a prohibited loan under the Sarbanes-Oxley Act of 2002, the Company suspended future premium payments following the passage of that Act. Policy dividend values are currently being used to pay the required portion of the annual premiums.

In addition, under the split-dollar assignment agreements, the transaction with MCA required the Company to set aside cash for future premium payments or to reallocate a portion of the corporate interest in the policies. As the Sarbanes-Oxley Act may prohibit additional funding by the Company, the Company committed to reallocate $22.1 million of the Company’s interest in the policy cash surrender values to the various officer policies, upon officer retirement. This reallocation increased the Company’s accrued liability by $13.6 million in 2002, resulting in a charge of $13.6 million, which was included in general and administrative expenses.

The Company’s share of the cash surrender value of the policies was $51.1 million at December 31, 2003 and 2002, and was included in other assets. The accrued liability was $28.1 million and $22.8 million at December 31, 2003 and 2002, respectively, and was included in other long-term liabilities. The expense for this plan amounted to $4.9 million,

$14.3 million (including the charge discussed above) and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company maintains a savings program qualified under Section 401(k) of the Internal Revenue Code (401(k)) and two non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution of 3 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $15.6 million, $2.4 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in expense for 2003 was due to an increase in earnings on the non-qualified, deferred compensation programs.

18. Shareholder Rights Plan

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

19. Segment Information

The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category include services for rehabilitation, hospital care and other services. The Company’s hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company.

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

The other category is not comparative as the Company sold its hospital on April 30, 2002 and recorded $8.4 million of operating expenses in 2003 related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of MCA for the period 1992-1998. The long-term care segment had significant expenses in 2001 that affect the comparison to other years. The Company incurred a decrease of $17.9 million in general and professional liability expense in 2002 compared with 2001. The Company also recorded $23.6 million of operating expense in 2001 due to the arbitration decision that relates to the long-term care segment (see Note 6).

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Year ended December 31, 2003
Revenues from external customers	$2,590,423	$329,462	$109,556	$3,029,441
Intercompany revenues			60,798	60,798
Depreciation and amortization	120,258	3,951	4,601	128,810
Operating margin	435,942	62,031	7,934	505,907
Year ended December 31, 2002
Revenues from external customers	$2,496,530	$284,546	$124,372	$2,905,448
Intercompany revenues			58,717	58,717
Depreciation and amortization	115,569	3,148	6,178	124,895
Operating margin	444,220	45,892	13,700	503,812
Year ended December 31, 2001
Revenues from external customers	$2,277,509	$239,433	$177,114	$2,694,056
Intercompany revenues			41,505	41,505
Depreciation and amortization	115,827	2,678	9,654	128,159
Operating margin	371,677	34,078	16,493	422,248

Manor Care, Inc.
Supplementary Data (Unaudited)
Summary of Quarterly Results

	Year ended December 31, 2003
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$730,520	$750,586	$761,279	$787,056	$3,029,441
Income before other income (expenses) and income taxes	56,650	39,062	54,337	69,482	219,531
Net income	31,128	18,919	31,039	37,921	119,007
Earnings per share – Net income
Basic	$.33	$.21	$.35	$.43	$1.33
Diluted	$.33	$.21	$.35	$.42	$1.31

	Year ended December 31, 2002
	First	Second	Third	Fourth	Year
		(In thousands, except per share amounts)
Revenues	$715,987	$728,435	$732,920	$728,106	$2,905,448
Income before other income (expenses) and income taxes	63,961	38,084	67,097	44,573	213,715
Income before cumulative effect	33,739	38,008	37,063	23,054	131,864
Net income	32,425	38,008	37,063	23,054	130,550
Earnings per share – Income before cumulative effect:
Basic	$.33	$.38	$.38	$.24	$1.34
Diluted	$.33	$.38	$.38	$.24	$1.33

In the second quarter of 2003, the Company recorded operating expenses of $8.4 million ($5.2 million after tax) related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. for the period 1992-1998. The Company also recorded general and administrative expenses of $6.2 million ($4.7 million after tax) in the second quarter of 2003 which were adjusted to $5.3 million ($4.1 million after tax) at year end. This expense related to restructuring split-dollar life insurance policies for officers and key employees.

In the first quarter of 2002, the Company recorded an impairment loss of $1.3 million, with no tax effect, as a cumulative effect of a change in accounting principle related to goodwill. In the second, third and fourth quarters of 2002, the Company recorded asset impairment charges of $24.9 million ($15.4 million after tax), $2.7 million ($1.7 million after tax) and $6.0 million

($3.7 million after tax), respectively. In the second quarter of 2002, the Company recorded a gain on the sale of its hospital of $31.1 million ($19.3 after tax). In the fourth quarter of 2002, the Company recorded general and administrative expenses of $13.6 million ($8.5 million after tax) for restructuring the officer split-dollar insurance arrangements.

See Management’s Discussion and Analysis for further discussion of these items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no significant changes in our internal control over financial reporting in the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

We incorporate by reference the information on our directors under the heading “Item 1 - Election of Directors” in our Proxy Statement, which we will file pursuant to Regulation 14A with the Commission prior to April 29, 2004.

Executive Officers

See the “Executive Officers of the Registrant” section on pages 13-14 under Item 1, Business, for the names, ages, offices and positions held during the last five years of each of our executive officers.

Audit Committee Financial Expert

Our Board of Directors has identified Thomas L. Young as our audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. Mr. Young is also independent within the meaning of the New York Stock Exchange’s listing standards and under Section 301 of the Sarbanes-Oxley Act of 2002.

Section 16(a) Compliance

We incorporate by reference the information on our Section 16(a) compliance under the heading “Security Ownership of Certain Management and Beneficial Owners – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, controller or persons performing similar functions. We also adopted a Code of Ethics for our directors. Both Codes of Ethics are posted on our website (www.hcr-manorcare.com) and are available in print free of charge to any shareholder who requests a copy by contacting Manor Care Shareholder Services at P.O. Box 10086, Toledo, Ohio 43699-0086. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our chief executive officer, chief financial officer, controller or persons performing similar functions by posting such information to our website.

Shareholder Nominating Procedures

We did not have any material changes, during the fourth quarter, to our procedures for security holders to recommend a director candidate.

Corporate Governance Guidelines and Board Committee Charters

Our Corporate Governance Guidelines and Board Committee Charters for Audit, Compensation, Governance and Quality are posted on our website (www.hcr-manorcare.com) and are available in print free of charge to any shareholder who requests a copy by contacting Manor Care Shareholder Services at P.O. Box 10086, Toledo, Ohio 43699-0086.

Item 11. Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

We incorporate by reference information on securities authorized for issuance under our equity compensation plans under the heading “Item 2 – Approval of an Amendment to the Equity Incentive Plan of Manor Care, Inc. – Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

Item 13. Certain Relationships And Related Transactions

We incorporate by reference information on certain relationships and related transactions under the heading “Item 1 - Election of Directors – Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

Item 14. Principal Accountant Fees and Services

We incorporate by reference information on Ernst & Young LLP’s fees and services under the heading “Item 4 - Selection of Independent Public Accountants” in our Proxy Statement, which we will file with the Commission prior to April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements and Financial Statement Schedules

Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:

Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 75:

     Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs	Deduc-		Balance
	Beginning	and	tions	Other	at End of
	of Period	Expenses	(Note 1)	(Note 2)	Period
	(In thousands)
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,093	$29,091	$(28,532)		$60,652

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$68,827	$37,185	$(42,724)	$(3,195)	$60,093

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$61,137	$45,884	$(38,324)	$130	$68,827

Reserve of preferred stock dividend	$34,808	$13,053	$(47,861)		$—

(1)	Uncollectible accounts written off, net of recoveries.

(2)	For the year ended December 31, 2002, the deduction represented the allowance for doubtful accounts of the Company’s hospital that was sold on April 30, 2002. For the year ended December 31, 2001, the addition represented the allowance for doubtful accounts from acquisitions.

Exhibits

S-K Item 601
No.		Document
2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

3.1	—	Certificate of Incorporation of Health Care and Retirement Corporation (filed as Exhibit 4.1 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

3.2	—	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (filed as Annex D to HCR’s Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference).

3.3	—	Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

4.1	—	Rights Agreement, dated as of May 2, 1995, between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to HCR’s Registration Statement on Form 8-A and incorporated herein by reference).

4.2	—	Amendment to Rights Agreement dated June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.3 to HCR’s Form 8-K filed on June 16, 1998 and incorporated herein by reference).

4.3	—	Second Amendment to Rights Agreement dated as of June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

4.4	—	Third Amendment to Rights Agreement dated as of March 11, 2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care Inc.’s Form 8-K filed on March 14, 2000 and incorporated herein by reference).

4.5	—	Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference).

4.6	—	Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care of America, Inc.’s (MCA), formerly known as Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference).

4.7	—	Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to MCA’s Form 8-K dated June 4, 1996 and incorporated herein by reference).

4.8	—	Indenture dated as of May 8, 2002 between Manor Care, Inc., the Subsidiary Guarantors Parties Hereto and National City Bank as Trustee (filed as Exhibit 4.11 to Manor Care,

S-K Item 601
No.		Document
Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.9	—	Indenture for 6.25% Senior Notes due 2013, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-4, File No. 333-107399 and incorporated herein by reference).

4.10	—	Indenture for 2.125% Convertible Senior Notes due 2023, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-107481 and incorporated herein by reference).

4.11	—	Amendment to Indenture for 2.125% Convertible Senior Notes due 2023, dated as of August 7, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.4 to Manor Care, Inc.’s Registration Statement for Amendment No. 1 to Form S-3, File No. 333-107481 and incorporated herein by reference).

4.12	—	$200,000,000 Credit Agreement dated as of April 21, 2003 among Manor Care, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference).

*4.13	—	First Amendment, dated as of February 11, 2004, to the Credit Agreement, dated as of April 21, 2003, among Manor Care, Inc., as Borrower, and the Lenders parties hereto.

10.1	—	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.2	—	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.3	—	Performance Award Plan (filed on pages A1 to A3 of Manor Care, Inc.’s Proxy Statement dated March 30, 2000 in connection with its Annual Meeting held on May 2, 2000 and incorporated herein by reference).

10.4	—	The Equity Incentive Plan (filed as Appendix C to Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference).

10.5	—	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference).

10.6	—	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).

10.7	—	Fourth Amendment and Fifth Amendment to the Amended Stock Option Plan for Key Employees (filed on pages B1-B2 of Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference).

10.8	—	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7

S-K Item 601
No.		Document
to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference).

10.9	—	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference).

10.10	—	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference).

10.11	—	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.12	—	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference).

10.13	—	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001 (filed as Exhibit 10.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.14	—	Manor Care, Inc. Senior Management Savings Plan for Corporate Officers, effective January 1, 1993, restated as of January 1, 2001 (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.15	—	First Amendment to the Manor Care, Inc. Senior Management Savings Plan for Corporate Officers effective January 1, 2001 (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.16	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.17	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.18	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.19	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*10.20	—	Form of Employment Agreement between Health Care and Retirement Corporation of America and remaining executive officers.

*10.21	—	Form of First Amendment to Employment Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and remaining executive officers, effective December 16, 2003.

*10.22	—	Form of First Amendment to Severance Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and certain executive officers (M. Keith Weikel, Geoffrey G. Meyers and R. Jeffrey Bixler), effective December 16, 2003.

10.23	—	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).

10.24	—	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s

S-K Item 601
No.		Document
Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference).

10.25	—	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference).

*10.26	—	Health Care and Retirement Corporation Deferred Compensation Plan for Outside Directors adopted December 8, 1992.

10.27	—	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to MCA’s Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference).

*21	—	Subsidiaries of the Registrant

*23	—	Consent of Independent Auditors

*31.1	—	Chief Executive Officer Certification

*31.2	—	Chief Financial Officer Certification

*32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Filed herewith.

Reports on Form 8-K

On October 24, 2003, Manor Care, Inc. filed a Form 8-K and under Item 12 furnished the October 24, 2003 press release reporting the Company’s financial results for the third quarter of 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc. (Registrant)

	by	/s/ R. Jeffrey Bixler

R. Jeffrey Bixler
Vice President, General Counsel and Secretary
Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 5, 2004 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title
/s/ Virgis W. Colbert Virgis W. Colbert	Director

/s/ Joseph F. Damico Joseph F. Damico	Director

/s/ Joseph H. Lemieux Joseph H. Lemieux	Director

/s/ William H. Longfield William H. Longfield	Director

/s/ Frederic V. Malek Frederic V. Malek	Director

/s/ Geoffrey G. Meyers Geoffrey G. Meyers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Spencer C. Moler Spencer C. Moler	Vice President and Controller (Principal Accounting Officer)

Signature	Title
/s/ Paul A. Ormond Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive Officer (Principal Executive Officer)

/s/ John T. Schwieters John T. Schwieters	Director

/s/ M. Keith Weikel M. Keith Weikel	Senior Executive Vice President and Chief Operating Officer; Director

/s/ Gail R. Wilensky Gail R. Wilensky	Director

/s/ Thomas L. Young Thomas L. Young	Director

Exhibit Index

Exhibit
Number	Description
4.13	First Amendment, dated as of February 11, 2004, to the Credit Agreement, dated as of April 21, 2003, among Manor Care, Inc., as Borrower, and the Lenders parties hereto

10.20	Form of Employment Agreement between Health Care and Retirement Corporation of America and remaining executive officers

10.21	Form of First Amendment to Employment Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and remaining executive officers, effective December 16, 2003

10.22	Form of First Amendment to Severance Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and certain executive officers (M. Keith Weikel, Geoffrey G. Meyers and R. Jeffrey Bixler), effective December 16, 2003.

10.26	Health Care and Retirement Corporation Deferred Compensation Plan for Outside Directors adopted December 8, 1992

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002