Form 10-Q
period 2004-03-31
MANOR CARE INC
filed 2004-05-04
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2004.

Common stock, $0.01 par value — 88,888,688 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Manor Care, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,519	$86,251
Receivables, less allowances for doubtful accounts of $57,664 and $60,652, respectively	412,461	405,213
Prepaid expenses and other assets	25,327	27,484
Deferred income taxes	69,598	66,451

Total current assets	633,905	585,399
Property and equipment, net of accumulated depreciation of $774,275 and $755,038, respectively	1,530,440	1,514,250
Goodwill	87,873	87,906
Intangible assets, net of amortization of $4,275 and $4,161, respectively	9,283	9,397
Other assets	196,363	199,759

Total assets	$2,457,864	$2,396,711

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$101,132	$101,481
Employee compensation and benefits	130,820	125,858
Accrued insurance liabilities	112,874	110,186
Income tax payable	20,587	1,410
Other accrued liabilities	55,871	46,560
Long-term debt due within one year	6,865	2,007

Total current liabilities	428,149	387,502
Long-term debt	657,872	659,181
Deferred income taxes	139,045	137,200
Other liabilities	237,475	237,723
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	361,719	357,832
Retained earnings	1,118,150	1,089,577
Accumulated other comprehensive loss	(1,189)	(662)

	1,479,790	1,447,857
Less treasury stock, at cost (22.0 million shares)	(484,467)	(472,752)

Total shareholders’ equity	995,323	975,105

Total liabilities and shareholders’ equity	$2,457,864	$2,396,711

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except earnings per share)
Revenues	$797,338	$730,520
Expenses:
Operating	659,358	611,487
General and administrative	34,791	30,709
Depreciation and amortization	31,747	31,674

	725,896	673,870

Income before other income (expenses) and income taxes	71,442	56,650
Other income (expenses):
Interest expense	(10,719)	(8,875)
Gain on sale of assets	2,405	189
Equity in earnings of affiliated companies	2,053	1,541
Interest income and other	563	701

Total other expenses, net	(5,698)	(6,444)

Income before income taxes	65,744	50,206
Income taxes	24,654	19,078

Net income	$41,090	$31,128

Earnings per share:
Basic	$.47	$.33
Diluted	$.46	$.33
Weighted-average shares:
Basic	88,195	93,659
Diluted	89,991	94,504
Cash dividends declared per common share	$.14

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Operating Activities
Net income	$41,090	$31,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,747	31,674
Provision for bad debts	6,634	10,025
Deferred income taxes	(1,302)	19,708
Net gain on sale of assets	(2,405)	(189)
Equity in earnings of affiliated companies	(2,053)	(1,541)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(14,890)	(5,134)
Prepaid expenses and other assets	7,019	(1,951)
Liabilities	43,617	(2,979)

Total adjustments	68,367	49,613

Net cash provided by operating activities	109,457	80,741

Investing Activities
Investment in property and equipment	(61,454)	(23,245)
Investment in systems development	(980)	(1,177)
Acquisitions		(10,868)
Proceeds from sale of assets	17,107	1,975

Net cash used in investing activities	(45,327)	(33,315)

Financing Activities
Net repayments under bank credit agreement		(23,400)
Principal payments of long-term debt	(77)	(5,563)
Purchase of common stock for treasury	(24,121)	(33,073)
Dividends paid	(12,517)
Proceeds from exercise of stock options	12,853	100

Net cash used in financing activities	(23,862)	(61,936)

Net increase (decrease) in cash and cash equivalents	40,268	(14,510)
Cash and cash equivalents at beginning of period	86,251	30,554

Cash and cash equivalents at end of period	$126,519	$16,044

See notes to consolidated financial statements.

Manor Care, Inc.

Notes To Consolidated Financial Statements
(Unaudited)

Note 1 — Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

At March 31, 2004, the Company operated 289 skilled nursing facilities, 69 assisted living facilities, 91 outpatient therapy clinics and 90 hospice and home health offices.

Comprehensive Income

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $40.6 million and $31.4 million for the first quarters of 2004 and 2003, respectively. The other comprehensive loss in the first quarters of 2004 represents the reversal of the unrealized gain on investments sold in 2004. The other comprehensive income in the first quarter of 2003 primarily represents the unrealized gain on investments.

Insurance Liabilities

At March 31, 2004 and December 31, 2003, the workers’ compensation liability consisted of short-term reserves of $28.8 million and $26.5 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $40.5 million, which were included in other long-term liabilities. The expense for workers’ compensation was $9.3 million and $12.3 million for the first quarters of 2004 and 2003, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 3 for discussion of the Company’s general and professional liability.

Stock-Based Compensation

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. During the first quarter of 2004, employees delivered shares to the Company to cover the payment of the option price and related tax withholdings on the option exercises. These shares had a value of $5.4 million.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995.

	Three months ended March 31,
	2004	2003
	(In thousands, except earnings per share)
Net income — as reported	$41,090	$31,128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,623)	(1,801)

Net income — pro forma	$39,467	$29,327

Earnings per share — as reported:
Basic	$.47	$.33
Diluted	$.46	$.33
Earnings per share — pro forma:
Basic	$.45	$.31
Diluted	$.44	$.31

Note 2 — Revenues

Revenues for certain health care services are as follows:

	Three months ended March 31,
	2004	2003
	(In thousands)
Skilled nursing and assisted living services	$676,562	$629,969
Hospice and home health services	92,093	72,888
Rehabilitation services (excludes intercompany revenues)	21,824	19,659
Other services	6,859	8,004

	$797,338	$730,520

Note 3 — Contingencies

One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At March 31, 2004, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At March 31, 2004, there were no insurance recoveries receivable.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At March 31, 2004 and December 31, 2003, the general and professional liability consisted of short-term reserves of $69.8 million, which were included in accrued insurance liabilities, and long-term reserves of $107.5 million, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $20.5 million and $20.8 million for the first quarters of 2004 and 2003, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 4 — Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	Three months ended March 31,
	2004	2003
	(In thousands, except earnings per share)
Numerator:
Net income	$41,090	$31,128

Denominator:
Denominator for basic EPS - weighted-average shares	88,195	93,659
Effect of dilutive securities:
Stock options	1,337	551
Non-vested restricted stock	459	294

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	89,991	94,504

EPS:
Basic	$.47	$.33
Diluted	$.46	$.33

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.4 million shares with an average exercise price of $39 for the first quarter of 2004 and 5.3 million shares with an average exercise price of $24 for the first quarter of 2003.

The Company’s diluted EPS calculation does not include the conversion of the Company’s contingently convertible senior notes because none of the contingencies were met at March 31, 2004. For a summary description of the contingencies, refer to the Company’s debt footnote in the Form 10-K for the year ended December 31, 2003. For a more detailed discussion of the contingencies, refer to Form S-3 filed on July 30, 2003 (and related subsequent amendments).

These documents have been filed with the SEC and are available through our website, www.hcr-manorcare.com.

Note 5 — Employee Benefit Plans

The Company has two qualified and one non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension income are as follows:

	Three months ended March 31,
	2004	2003
	(In thousands)
Service cost	$72	$65
Interest cost	638	646
Expected return on plan assets	(1,226)	(1,197)
Amortization of unrecognized transition asset	(12)	(12)
Amortization of prior service cost	9	9
Amortization of net loss	211	147

Net pension income	$(308)	$(342)

The Company also has a senior executive retirement plan, which is a non-qualified plan designed to provide pension benefits and death benefits for certain officers. The expense for this plan amounted to $1.3 million and $0.1 million for the first quarters of 2004 and 2003, respectively.

Note 6 — Segment Information

The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category are derived from rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, other income and expense items, and income taxes.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended March 31, 2004
Revenues from external customers	$676,562	$92,093	$28,683	$797,338
Intercompany revenues			16,996	16,996
Depreciation and amortization	30,039	771	937	31,747
Operating margin	117,443	16,040	4,497	137,980
Three months ended March 31, 2003
Revenues from external customers	$629,969	$72,888	$27,663	$730,520
Intercompany revenues			14,486	14,486
Depreciation and amortization	29,522	966	1,186	31,674
Operating margin	104,435	10,933	3,665	119,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first quarter of 2004 with the first quarter of 2003, the number of new claims is flat. Our accrual rate for current claims is $5.5 million per month. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations –
Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

     Revenues. Our revenues increased $66.8 million, or 9 percent, from the first quarter of 2003 to 2004. Revenues from our long-term care segment (skilled nursing and assisted living services) increased $46.6 million, or 7 percent, due to increases in rates/patient mix — $46.7 million and occupancy — $6.4 million that were partially offset by a decrease in capacity — $6.5 million. Our revenues from the hospice and home health segment increased $19.2 million, or 26 percent, primarily from an increase in hospice services provided.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay. Our average Medicare rate increased 7 percent from $310 per day in the first quarter of 2003 to $333 per day in the first quarter of 2004. Our Medicare rates increased effective October 1, 2003 as a result of a 3.0 percent inflation update and an additional 3.26 percent rate increase designed to make up for previous “forecast error” underpayments by the Centers for Medicare & Medicaid Services, or CMS. Our average Medicaid rate increased 4 percent from $128 per day in the first quarter of 2003 to $133 per day in the first quarter of 2004. Private and other rates for our skilled nursing facilities increased 4 percent from $189 per day in the first quarter of 2003 to $197 per day in the first quarter of 2004. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels were 88 percent for the first quarters of 2003 and 2004. Excluding start-up facilities, our occupancy levels were 88 percent for the first quarter of 2003 and 89 percent for the first quarter of 2004. Our occupancy levels for skilled nursing facilities were 89 percent for the first quarters of 2003 and 2004. The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 68 percent for the first quarter of 2003 to 69 percent for the first quarter of 2004.

Our bed capacity declined between the first quarters of 2003 and 2004 primarily because we sold three skilled nursing facilities with 374 beds in May 2003 and four skilled nursing facilities with 745 beds in January 2004. In the second quarter of 2004, we sold one facility in Pennsylvania and will allow lease agreements to expire on six facilities in Florida for a total of 973 beds.

     Operating Expenses. Our operating expenses in the first quarter of 2004 increased $47.9 million, or 8 percent, compared with the first quarter of 2003.

Operating expenses from our long-term care segment increased $33.6 million, or 6 percent, between the first quarters of 2003 and 2004. The largest portion of the long-term care operating expense increase related to labor costs of $21.8 million. Our wage rate increases continue to be maintained at approximately 4 percent compared with the first quarter of 2003. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $8.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients.

Operating expenses from our hospice and home health segment increased $14.1 million, or 23 percent, primarily due to an increase in services provided. The increase related to labor costs of $9.1 million, ancillary costs including pharmaceuticals of $1.3 million and other direct nursing care costs of $1.3 million.

     General and Administrative Expenses. Our general and administrative expenses, which approximated 4 percent of revenues, increased $4.1 million between the first quarters of 2003 and 2004. The increase related to pension plans, deferred compensation plans and other general inflationary costs.

     Interest Expense. Interest expense increased $1.8 million from the first quarter of 2003 to 2004, primarily because of higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off. Our interest rate swap agreements that we entered into in May 2003 to hedge certain fixed-rate senior notes reduced our interest expense by $0.7 million in the first quarter of 2004.

     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of four skilled nursing facilities in January 2004 and the sale of certain other assets.

Financial Condition — March 31, 2004 and December 31, 2003

Net property and equipment increased $16.2 million primarily because of $24.8 million in new construction and renovations to existing facilities and $36.7 million to purchase four leased facilities in Ohio. These increases were partially offset by depreciation of $30.1 million and disposal of assets of $14.7 million.

Income tax payable increased $19.2 million primarily due to deferral of tax payments to future quarters.

Long-term debt due within one year increased reflecting our plans to prepay a $5.8 million Industrial Revenue Bond in the second quarter of 2004.

Liquidity and Capital Resources

     Cash Flows. During the first quarter of 2004, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures, for the purchase of our common stock and the payment of dividends. Cash flows from operating activities were $109.5 million for the first quarter of 2004, an increase of $28.7 million from the first quarter of 2003. Our operating cash flows increased primarily because of an increase in net income and the absence of an $18.6 million environmental liability payment that we made in the first quarter of 2003.

     Investing Activities. Our expenditures for property and equipment of $61.5 million in the first quarter of 2004 included $36.7 million to purchase four leased facilities in Ohio and $5.9 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of four skilled nursing facilities in Texas.

     Debt Agreement. As of March 31, 2004, there were no loans outstanding under our three-year $200 million revolving credit facility. After consideration of usage for letters of credit, there was $149.9 million available for future borrowings. We have elected to prepay one of our Industrial Revenue Bonds of $5.8 million in April 2004, which was classified as a current liability at March 31, 2004. This will also reduce our letter of credit usage by $6.1 million.

     Stock Purchase. In April 2003, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2004. With this authorization, we purchased 682,400 shares in the first quarter of 2004 for $24.1 million. We had $68.7 million remaining authority to repurchase our shares as of March 31, 2004. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. On April 23, 2004, we announced that the Company will pay a quarterly cash dividend of 14 cents per share to shareholders of record on May 7, 2004. This dividend will approximate $12.5 million and is payable May 21, 2004. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

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

Cautionary Statement Concerning Forward-Looking Statements

This report may include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “predict,” “project,” and “will be” and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others: changes in the health care industry because of political and economic influences; changes in Medicare, Medicaid and certain private payors’ reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims; other litigation; and our ability to complete the previously announced settlement with the Department of Justice.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2003. The fair value of our fixed-rate debt has increased from $725.2 million at December 31, 2003 to $737.6 million at March 31, 2004. The fair value of our interest rate swaps has decreased from a payable position of $4.8 million at December 31, 2003 to $1.2 million at March 31, 2004.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no significant changes in our internal control over financial reporting in the first quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 3 — Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Changes in Securities and Use of Proceeds.

The following table provides information with respect to stock repurchased by the Company during the first quarter of 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
1/1/04-1/31/04	75,000	$33.21	75,000	$90,346,630
2/1/04-2/29/04	207,400	$35.22	207,400	$83,042,380
3/1/04-3/31/04	400,000	$35.81	400,000	$68,716,620

Total	682,400	$35.35	682,400

(1)	On April 9, 2003, the Company announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2004.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

S-K Item
601 No.
10.1	HCR Manor Care Senior Management Savings Plan for Corporate Officers, amended and restated as of February 11, 2004

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On January 30, 2004, Manor Care, Inc. filed a Form 8-K and under Item 12 furnished the January 30, 2004 press release reporting the Company’s financial results for the fourth quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)

Date May 4, 2004	By	/s/ Geoffrey G. Meyers

Geoffrey G. Meyers, Executive Vice President
and Chief Financial Officer

Exhibit Index

Exhibit
10.1	HCR Manor Care Senior Management Savings Plan for Corporate Officers, amended and restated as of February 11, 2004

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002