Form 10-Q
period 2004-06-30
MANOR CARE INC
filed 2004-08-05
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 30, 2004.

Common stock, $0.01 par value – 87,450,638 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Manor Care, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$122,970	$86,251
Receivables, less allowances for doubtful accounts of $50,734 and $60,652, respectively	412,234	405,213
Prepaid expenses and other assets	27,971	27,484
Deferred income taxes	72,180	66,451

Total current assets	635,355	585,399
Property and equipment, net of accumulated depreciation of $801,657 and $755,038, respectively	1,523,836	1,514,250
Goodwill	87,873	87,906
Intangible assets, net of amortization of $4,383 and $4,161, respectively	9,174	9,397
Other assets	196,313	199,759

Total assets	$2,452,551	$2,396,711

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$98,613	$101,481
Employee compensation and benefits	131,723	125,858
Accrued insurance liabilities	106,608	110,186
Income tax payable	34,958	1,410
Other accrued liabilities	54,248	46,560
Long-term debt due within one year	101,100	2,007

Total current liabilities	527,250	387,502
Long-term debt	551,396	659,181
Deferred income taxes	139,502	137,200
Other liabilities	257,673	237,723
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	362,073	357,832
Retained earnings	1,145,848	1,089,577
Accumulated other comprehensive loss	(1,179)	(662)

	1,507,852	1,447,857
Less treasury stock, at cost (23.4 and 22.0 million shares, respectively)	(531,122)	(472,752)

Total shareholders’ equity	976,730	975,105

Total liabilities and shareholders’ equity	$2,452,551	$2,396,711

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenues	$799,135	$750,586	$1,596,473	$1,481,106
Expenses:
Operating	659,757	633,024	1,319,115	1,244,511
General and administrative	33,106	46,637	67,897	77,346
Depreciation and amortization	32,276	31,863	64,023	63,537

	725,139	711,524	1,451,035	1,385,394

Income before other income (expenses) and income taxes	73,996	39,062	145,438	95,712
Other income (expenses):
Interest expense	(11,248)	(11,317)	(21,967)	(20,192)
Gain (loss) on sale of assets	(730)	2,134	1,675	2,323
Equity in earnings of affiliated companies	1,844	1,599	3,897	3,140
Interest income and other	354	431	917	1,132

Total other expenses, net	(9,780)	(7,153)	(15,478)	(13,597)

Income before income taxes	64,216	31,909	129,960	82,115
Income taxes	24,081	12,990	48,735	32,068

Net income	$40,135	$18,919	$81,225	$50,047

Earnings per share:
Basic	$.46	$.21	$.93	$.55
Diluted	$.45	$.21	$.91	$.54
Weighted-average shares:
Basic	87,409	89,158	87,802	91,396
Diluted	88,972	90,433	89,482	92,456
Cash dividends declared per common share	$.14		$.28

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Operating Activities
Net income	$81,225	$50,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,023	63,537
Provision for bad debts	10,946	15,630
Deferred income taxes	(3,427)	38,059
Net gain on sale of assets	(1,675)	(2,323)
Equity in earnings of affiliated companies	(3,897)	(3,140)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(18,975)	(1,814)
Prepaid expenses and other assets	5,390	(13,185)
Liabilities	59,806	46,971

Total adjustments	112,191	143,735

Net cash provided by operating activities	193,416	193,782

Investing Activities
Investment in property and equipment	(89,340)	(46,297)
Investment in systems development	(1,087)	(2,175)
Acquisitions		(12,436)
Proceeds from sale of assets	20,076	12,705
Proceeds from sale of minority interests in consolidated entity	2,778

Net cash used in investing activities	(67,573)	(48,203)

Financing Activities
Net repayments under bank credit agreement		(259,300)
Principal payments of long-term debt	(5,943)	(7,023)
Proceeds from issuance of senior notes		299,372
Payment of deferred financing costs	(11)	(7,109)
Purchase of common stock for treasury	(71,719)	(126,041)
Dividends paid	(24,953)
Proceeds from exercise of stock options	13,502	471

Net cash used in financing activities	(89,124)	(99,630)

Net increase in cash and cash equivalents	36,719	45,949
Cash and cash equivalents at beginning of period	86,251	30,554

Cash and cash equivalents at end of period	$122,970	$76,503

See notes to consolidated financial statements.

Manor Care, Inc.

Notes To Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), the interim data includes all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

At June 30, 2004, the Company operated 285 skilled nursing facilities, 66 assisted living facilities, 89 outpatient therapy clinics and 92 hospice and home health offices.

Comprehensive Income

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $40.1 million and $80.7 million for the three and six months ended June 30, 2004, respectively, and $18.0 million and $49.3 million for the three and six months ended June 30, 2003, respectively. The other comprehensive loss in 2004 and 2003 primarily represents the reversal of the unrealized gain on investments sold.

Insurance Liabilities

At June 30, 2004 and December 31, 2003, the workers’ compensation liability consisted of short-term reserves of $25.7 million and $26.5 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $45.5 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $8.9 million and $18.2 million for the three and six months ended June 30, 2004, respectively, and $12.2 million and $24.5 million for the three and six months ended June 30, 2003, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 3 for discussion of the Company’s general and professional liability.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income – as reported	$40,135	$18,919	$81,225	$50,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(899)	(2,110)	(2,522)	(3,911)

Net income – pro forma	$39,236	$16,809	$78,703	$46,136

Earnings per share – as reported:
Basic	$.46	$.21	$.93	$.55
Diluted	$.45	$.21	$.91	$.54
Earnings per share – pro forma:
Basic	$.45	$.19	$.90	$.50
Diluted	$.44	$.19	$.88	$.50

Note 2 – Revenues

Revenues for certain health care services are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands)
Skilled nursing and assisted living services	$674,836	$640,515	$1,351,398	$1,270,484
Hospice and home health services	96,257	83,744	188,350	156,632
Rehabilitation services (excludes intercompany revenues)	20,510	20,355	42,334	40,014
Other services	7,532	5,972	14,391	13,976

	$799,135	$750,586	$1,596,473	$1,481,106

Note 3 – Contingencies

One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At June 30, 2004, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At June 30, 2004, there were no receivables related to insurance recoveries.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2004 and December 31, 2003, the general and professional liability consisted of short-term reserves of $67.6 million and $69.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $112.5 million and $107.5 million, which were included in other long-term liabilities, respectively. The expense for general and professional liability claims, premiums and administrative fees was $20.2 million and $40.7 million for the three and six months ended June 30, 2004, respectively, and $21.9 million and $42.7 million for the three and six months ended June 30, 2003, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 4 – Debt

The Company classified $100 million of its Senior Notes in current liabilities after announcing on July 16, 2004 that it had commenced cash tender offers for up to $50 million aggregate principal amount of the 7½% Senior Notes due 2006 issued by its wholly owned subsidiary, Manor Care of America, Inc., and guaranteed by the Company, and up to $50 million of its 8% Senior Notes due 2008. On July 28, 2004, the Company announced that Notes representing more than the maximum tender amount of $50 million for each of the Senior Notes have been tendered. Each offer will expire Thursday, August 12, 2004, unless extended or earlier terminated.

The Company may be required to redeem $100 million of Convertible Senior Notes from its holders on April 15, 2005, which the Company is required to pay in cash. The Company has the ability and intent to finance the payment of the Convertible Senior Notes with its revolving credit facility that matures April 21, 2006. The Convertible Senior Notes are classified as long-term based on the maturity date of its revolving credit facility.

Note 5 - Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Numerator:
Net income	$40,135	$18,919	$81,225	$50,047

Denominator:
Denominator for basic EPS - weighted-average shares	87,409	89,158	87,802	91,396
Effect of dilutive securities:
Stock options	1,102	926	1,220	738
Non-vested restricted stock	461	349	460	322

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	88,972	90,433	89,482	92,456

EPS:
Basic	$.46	$.21	$.93	$.55
Diluted	$.45	$.21	$.91	$.54

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.7 million shares with an average exercise price of $37 for the first half of 2004 and 3.6 million shares with an average exercise price of $26 for the first half of 2003.

The Company’s diluted EPS calculation does not include the conversion of the Company’s contingently convertible senior notes because none of the contingencies were met at June 30, 2004. For a summary description of the contingencies, refer to the Company’s debt footnote in the Form 10-K for the year ended December 31, 2003. For a more detailed discussion of the contingencies, refer to Form S-3 filed on July 30, 2003 (and related subsequent amendments). These documents have been filed with the SEC and are available through our website, www.hcr-manorcare.com.

Note 6 – Employee Benefit Plans

The Company has two qualified and one non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$38	$66	$110	$131
Interest cost	533	645	1,171	1,291
Expected return on plan assets	(1,163)	(1,197)	(2,389)	(2,394)
Amortization of unrecognized transition asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	10	10	19	19
Amortization of net loss	143	146	354	293

Net pension income	$(451)	$(342)	$(759)	$(684)

The Company also has a senior executive retirement plan, which is a non-qualified plan designed to provide pension benefits and death benefits for certain officers. The expense for this plan amounted to $1.3 million and $2.6 million for the second quarter and first half of 2004, respectively, and $0.2 million and $0.3 million for the second quarter and first half of 2003, respectively.

Note 7 – Segment Information

The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category are derived from rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, other income and expense items, and income taxes. The “Other” category is not comparative as the Company recorded $8.4 million of operating expenses in the second quarter of 2003 related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. for the period 1992-1998. The settlement was finalized and paid in the second quarter of 2004. See Management’s Discussion and Analysis for additional discussion of this expense.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended June 30, 2004
Revenues from external customers	$674,836	$96,257	$28,042	$799,135
Intercompany revenues			16,816	16,816
Depreciation and amortization	30,629	713	934	32,276
Operating margin	116,875	19,232	3,271	139,378
Three months ended June 30, 2003
Revenues from external customers	$640,515	$83,744	$26,327	$750,586
Intercompany revenues			15,234	15,234
Depreciation and amortization	29,709	987	1,167	31,863
Operating margin	106,536	18,018	(6,992)	117,562
Six months ended June 30, 2004
Revenues from external customers	$1,351,398	$188,350	$56,725	$1,596,473
Intercompany revenues			33,812	33,812
Depreciation and amortization	60,668	1,484	1,871	64,023
Operating margin	234,318	35,272	7,768	277,358
Six months ended June 30, 2003
Revenues from external customers	$1,270,484	$156,632	$53,990	$1,481,106
Intercompany revenues			29,720	29,720
Depreciation and amortization	59,231	1,953	2,353	63,537
Operating margin	210,971	28,951	(3,327)	236,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     General and Professional Liability. We purchase general and professional liability insurance and have maintained an unaggregated self-insured retention limit per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state. In addition, for the policy period beginning June 1, 2004, we formed a captive insurance entity to provide a coverage layer of $12.5 million in excess of $12.5 million per claim.

Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2004 for all policy periods through May 31, 2004. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first half of 2004 with the first half of 2003, the number of new claims is down. Based on our semi-annual review with our independent actuary, we maintained our accrual for current claims at $5.5 million per month. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in 2004 decreased in comparison to the prior year period. As a result of these factors, our workers’ compensation expense decreased $3.3 million for the second quarter of 2004 and $6.3 million for the first half of 2004 in comparison to prior year periods. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations –
Quarter and Year-To-Date June 30, 2004 Compared with June 30, 2003

     Revenues. Our revenues increased $48.5 million, or 6 percent, from the second quarter of 2003 to 2004. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $34.3 million, or 5 percent, due to increases in rates/patient mix—$55.5 million and occupancy—$2.4 million that were partially offset by a decrease in capacity—$23.6 million. Our revenues from the hospice and home health segment increased $12.5 million, or 15 percent, primarily because of an increase in hospice services provided.

Our revenues in the first half of 2004 increased $115.4 million, or 8 percent, compared with the first half of 2003. Revenues from our long-term care segment increased $80.9 million, or 6 percent, due to increases in rates/patient mix—$102.0 million and occupancy—$8.8 million that were partially offset by a decrease in capacity—$29.9 million. Our revenues from the hospice and home health care segment increased $31.7 million, or 20 percent, primarily because of an increase in hospice services provided.

Our average rates per day for the long-term care segment were as follows:

	Second Quarter			First Half
	2004	2003	Increase	2004	2003	Increase
Medicare	$335.64	$311.19	8%	$334.48	$310.75	8%
Medicaid	$135.58	$131.29	3%	$134.38	$129.78	4%
Private and other (skilled only)	$200.94	$188.66	7%	$198.99	$188.78	5%

Our Medicare rates increased effective October 1, 2003 as a result of a 3.0 percent inflation update and an additional 3.26 percent rate increase designed to make up for previous “forecast error” underpayments by the Centers for Medicare & Medicaid Services, or CMS. We expect our Medicare rates to increase 2.8 percent effective October 1, 2004 for the inflation update. We expect our Medicaid rates to increase approximately 3 percent in the second half of 2004 compared to the prior year period. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels were 88 percent for the second quarters and first half of 2003 and 2004. Excluding start-up facilities, our occupancy levels were also 88 percent for the second quarters and first half of 2003 and 2004. Our occupancy levels for skilled nursing facilities were 89 percent for the second quarter and first half of 2003, 88 percent for the second quarter of 2004 and 89 percent for the first half of 2004. The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations was 67 percent for the second quarter and first half of 2003 and 69 percent for the second quarter and first half of 2004.

Our bed capacity declined between the second quarter and first half of 2003 and 2004 primarily because we sold three skilled nursing facilities in May 2003 with 374 beds, sold four skilled nursing facilities with 745 beds in January 2004, closed one assisted living facility with 60 beds in March 2004, sold one skilled nursing facility with 240 beds in April 2004 and let the leases expire on three skilled and three assisted living facilities with 733 beds in May 2004.

     Operating Expenses. Our operating expenses in the second quarter of 2004 increased $26.7 million, or 4 percent, compared with the second quarter of 2003. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities’ Medicare fiscal intermediary for the period 1992-1998. We believe the former Manor Care facilities were fully entitled to the reimbursement they received for these allocations. The definitive settlement agreement was finalized and $8.4 million paid in the second quarter of 2004.

Operating expenses from our long-term care segment increased $24.0 million, or 4 percent, between the second quarters of 2003 and 2004. We attribute the largest portion of the long-term care operating expense increase to labor costs of $13.2 million. Our average wage rates increased 5 percent compared with the second quarter of 2003. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $5.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients.

Our operating expenses from our hospice and home health segment increased $11.3 million, or 17 percent, between the second quarters of 2003 and 2004. The increase in our costs was directly related to the growth in our business. The increase related to labor costs of $7.4 million, ancillary costs including pharmaceuticals of $1.2 million and other direct nursing care costs, including medical equipment and supplies, of $0.7 million.

Our operating expenses in the first half of 2004 increased $74.6 million, or 6 percent, compared with the first half of 2003. See our discussion above for the $8.4 million expense recorded in the second quarter of 2003 related to Medicare cost reports.

Operating expenses from our long-term care segment increased $57.6 million, or 5 percent, between the first half of 2003 and 2004. The largest portion of the long-term care operating expense increase of $35.1 million related to labor costs. Our other operating expense increases for this segment included ancillary costs, excluding internal labor, of $14.6 million. Our bad debt expense decreased $4.3 million primarily because of an improvement in the collection and aging of our receivables.

Our operating expenses from our hospice and home health segment increased $25.4 million, or 20 percent, between the first half of 2003 and 2004. The increase related to labor costs of $16.4 million, ancillary costs including pharmaceuticals of $2.5 million and other direct nursing care costs, including medical equipment and supplies, of $1.9 million.

     General and Administrative Expenses. Our general and administrative expenses decreased $13.5 million and $9.4 million from the second quarters and first half of 2003 to 2004, respectively. In the second quarter of 2003, we recorded a charge of $6.2 million related to restructuring split-dollar life insurance policies for officers and key employees in order to comply with contractual requirements and the Sarbanes-Oxley Act of 2002, as well as to address tax law changes. Excluding this charge, the decrease in expense primarily related to costs associated with our stock appreciation rights and deferred compensation plans. During the second quarter of 2003, our stock price increased 30 percent that resulted in a significant increase in expense. During 2004, our stock price has been stable and as a result no major fluctuations occurred in this expense. The decrease in these costs included in general and administrative expenses was $8.7 million from the second quarters of 2003 to 2004 and $7.7 million from the first half of 2003 to 2004.

The remaining increases related to pension plans and other inflationary costs.

     Interest Expense. Interest expense increased $1.8 million from the first half of 2003 to 2004, primarily because of higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off.

     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of four skilled nursing centers in January 2004 and the sale of certain other assets. Our gain on sale of assets in 2003 primarily related to the sale of three skilled nursing centers in May 2003 and the sale of securities.

     Equity in Earnings of Affiliated Companies. Our equity earnings increased in the second quarter and first half of 2004 compared with the prior year periods primarily because of our ownership interests in two hospitals.

     Income Taxes. Our effective tax rate was 37.5 percent for 2004, as well as for the year 2003. During the second quarter of 2003, our effective tax rate was 40.7 percent as a result of non-deductible expense from restructuring the split-dollar life insurance policies.

Financial Condition – June 30, 2004 and December 31, 2003

Net property and equipment increased $9.6 million primarily because of $52.6 million in new construction and renovations to existing facilities and $36.7 million to purchase four leased facilities in Ohio. These increases were partially offset by depreciation of $60.8 million and disposal of assets of $18.5 million.

Income tax payable increased $33.5 million primarily due to deferral of tax payments to future quarters.

Long-term debt due within one year increased because we commenced tender offers for up to $100 million in aggregate principal amount of the 7½% Senior Notes due 2006 issued by our wholly owned subsidiary, Manor Care of America, Inc., and our 8% Senior Notes due 2008.

Liquidity and Capital Resources

     Cash Flows. During the first quarter of 2004, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, for the purchase of our common stock and the payment of dividends. Cash flows from operating activities were $193.4 million for the first half of 2004 and were comparable to the first half of 2003. During the first half of 2004, we did make our settlement payment to the Department of Justice for $8.4 million and federal income tax payments of $11.0 million.

     Investing Activities. Our expenditures for property and equipment of $89.3 million in the first half of 2004 included $36.7 million to purchase four leased facilities in Ohio and $12.7 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of four skilled nursing facilities in Texas and one in Pennsylvania.

     Debt Agreements. As of June 30, 2004, there were no loans outstanding under our three-year $200 million revolving credit facility. After consideration of usage for letters of credit, there was $160.5 million available for future borrowings. On July 16, 2004, we announced that we had commenced cash tender offers for up to $50 million aggregate principal amount of the 7½% Senior Notes due 2006 issued by our wholly owned subsidiary, Manor Care of America, Inc., and guaranteed by us, and up to $50 million of our 8% Senior Notes due 2008. Each offer will expire Thursday, August 12, 2004, unless extended or earlier terminated. The offers will be financed primarily by cash generated from operations.

     Stock Purchase. In April 2003, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2004. With this authorization, we purchased 2,168,200 shares in the first half of 2004 for $71.7 million and had $21.1 million remaining authority at June 30, 2004. On July 23, 2004, we announced that our Board of Directors authorized an additional $100 million through December 31, 2005. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. On July 23, 2004, we announced that the Company will pay a quarterly cash dividend of 14 cents per share to shareholders of record on August 9, 2004. This dividend will approximate $12.3 million and is payable August 23, 2004. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

We believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements, scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases, cash dividends and some share repurchase. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under our revolving credit facility and other financing arrangements that are normally available in the marketplace.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2003. The fair value of our fixed-rate debt has decreased from $725.2 million at December 31, 2003 to $699.3 million at June 30, 2004. The fair value of our interest rate swaps has increased from a payable position of $4.8 million at December 31, 2003 to $7.6 million at June 30, 2004.

On July 16, 2004, we announced that we commenced cash tender offers for up to $100 million in aggregate principal amount of the 7½% Senior Notes due 2006 issued by our wholly owned subsidiary, Manor Care of America, Inc., and our 8% Senior Notes due 2008. Each offer will expire Thursday, August 12, 2004, unless extended or earlier terminated. The offers will be financed primarily by cash generated from operations.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no significant changes in our internal control over financial reporting in the second quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 3 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Changes in Securities and Use of Proceeds.

The following table provides information with respect to stock repurchased by the Company during the second quarter of 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
4/1/04-4/30/04	200,000	$33.91	200,000	$61,934,873
5/1/04-5/31/04	785,800	$31.91	785,800	$36,863,788
6/1/04-6/30/04	500,000	$31.49	500,000	$21,118,235

Total	1,485,800	$32.04	1,485,800

(1)	On April 9, 2003, the Company announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2004. On July 23, 2004, the Company announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 5, 2004 the stockholders voted on the following items: a) elect Virgis W. Colbert as a director, b) elect William H. Longfield as a director, c) elect Paul A. Ormond as a director, d) approve the Amendment and Restatement of the Equity Incentive Plan, e) approve the Amendment to the Certificate of Incorporation, f) ratify the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 2004 and g) approve the stockholder proposal regarding executive compensation. Items a-f were approved and Item g was not approved. The votes were as follows:

Item	For	Against	Withheld	Abstain	Not Voted
a	53,456,299		26,526,787
b	76,442,010		3,541,076
c	77,318,016		2,665,070
d	58,307,785	9,002,904		752,904	11,919,493
e	76,910,413	2,493,855		578,818
f	49,816,767	29,605,291		561,028
g	7,882,202	59,306,288		875,103	11,919,493

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

S-K Item
601 No.
3.1*	Certificate of Incorporation including amendments

10.1	Amendment and Restatement of the Equity Incentive Plan (filed as Appendix B to Manor Care, Inc.’s Proxy Statement filed April 7, 2004 in connection with its Annual Meeting held on May 5, 2004 and incorporated herein by reference).

10.2*	First Amendment to the Amendment and Restatement of the Equity Incentive Plan

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b)	Reports on Form 8-K

On April 23, 2004, Manor Care, Inc. filed a Form 8-K and under Item 12 furnished the April 23, 2004 press release reporting the Company’s financial results for the first quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc.
(Registrant)

Date August 5, 2004	By	/s/ Geoffrey G. Meyers

Geoffrey G. Meyers, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
3.1	Certificate of Incorporation including amendments

10.2	First Amendment to the Amendment and Restatement of the Equity Incentive Plan

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002