Form 10-Q
period 2004-09-30
MANOR CARE INC
filed 2004-11-02
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 29, 2004.

Common stock, $0.01 par value — 86,437,598 shares

Manor Care, Inc.
Form 10-Q

		Page
		Number
Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3
	Consolidated Statements of Income - Three and nine months ended September 30, 2004 and 2003	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Part II. Other Information
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23
Exhibit Index		24
EX-10.1 Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of American and Paul A. Ormond, effective August 20, 2004
EX-10.2 Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of American and Trustee, effective August 20, 2004
EX-10.3 Agreement by and between Manor Care, Inc. and Paul Ormond, effective August 20, 2004
EX-10.4 Form of Split Dollar Assgnmt Term. Agrmt by & between Health Care & Retirement Corp of America Heartland Employment Svcs, Trustee, and Paul A. Ormond and M. Keith Weikel effective 12-16-03
EX-10.5 Form of Split Dollar Assignment Termination Agrmt by/between Health Care & Retirement Corp of America, Manor Care, Heartland Employment Svcs, and remaining executive officers, effect. 12-16-03
EX-31.1 Chief Executive Officer Certification
EX-31.2 Chief Financial Officer Certification
EX-32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. Financial Information

Item 1. Financial Statements.

Manor Care, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$25,786	$86,251
Receivables, less allowances for doubtful accounts of $52,980 and $60,652, respectively	417,701	405,213
Prepaid expenses and other assets	24,881	27,484
Deferred income taxes	67,849	66,451

Total current assets	536,217	585,399
Property and equipment, net of accumulated depreciation of $827,198 and $755,038, respectively	1,517,079	1,514,250
Goodwill	91,997	87,906
Intangible assets, net of amortization of $4,577 and $4,161, respectively	10,731	9,397
Other assets	192,438	199,759

Total assets	$2,348,462	$2,396,711

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$105,509	$101,481
Employee compensation and benefits	131,594	125,858
Accrued insurance liabilities	101,876	110,186
Income tax payable	24,019	1,410
Other accrued liabilities	54,470	46,560
Long-term debt due within one year	1,128	2,007

Total current liabilities	418,596	387,502
Long-term debt	554,599	659,181
Deferred income taxes	140,446	137,200
Other liabilities	265,201	237,723
Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	363,203	357,832
Retained earnings	1,172,682	1,089,577
Accumulated other comprehensive loss	(1,170)	(662)

	1,535,825	1,447,857
Less treasury stock, at cost (24.5 and 22.0 million shares, respectively)	(566,205)	(472,752)

Total shareholders’ equity	969,620	975,105

Total liabilities and shareholders’ equity	$2,348,462	$2,396,711

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenues	$806,818	$761,279	$2,403,291	$2,242,385
Expenses
Operating	663,403	638,235	1,982,518	1,882,746
General and administrative	34,045	36,649	101,942	113,995
Depreciation and amortization	31,943	32,058	95,966	95,595

	729,391	706,942	2,180,426	2,092,336

Income before other income (expenses) and income taxes	77,427	54,337	222,865	150,049
Other income (expenses):
Interest expense	(10,150)	(10,842)	(32,117)	(31,034)
Early extinguishment of debt	(11,162)		(11,162)
Gain on sale of assets	1,696	1,731	3,371	4,054
Equity in earnings of affiliated companies	1,765	2,090	5,662	5,230
Interest income and other	278	307	1,195	1,439

Total other expenses, net	(17,573)	(6,714)	(33,051)	(20,311)

Income before income taxes	59,854	47,623	189,814	129,738
Income taxes	20,779	16,584	69,514	48,652

Net income	$39,075	$31,039	$120,300	$81,086

Earnings per share:
Basic	$.45	$.35	$1.38	$.90
Diluted	$.45	$.35	$1.35	$.89
Weighted-average shares:
Basic	86,158	88,060	87,250	90,272
Diluted	87,591	89,720	88,848	91,532
Cash dividends declared per common share	$.14	$.125	$.42	$.125

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Operating Activities
Net income	$120,300	$81,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,966	95,595
Early extinguishment of debt	11,162
Provision for bad debts	20,421	23,930
Deferred income taxes	1,848	46,338
Net gain on sale of assets	(3,371)	(4,054)
Equity in earnings of affiliated companies	(5,662)	(5,230)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(33,917)	(21,564)
Prepaid expenses and other assets	12,461	(1,633)
Liabilities	61,166	40,081

Total adjustments	160,074	173,463

Net cash provided by operating activities	280,374	254,549

Investing Activities
Investment in property and equipment	(122,187)	(74,059)
Investment in systems development	(2,196)	(2,728)
Acquisitions	(4,025)	(12,556)
Proceeds from sale of assets	32,220	16,748
Proceeds from sale of minority interests in consolidated entity	2,778

Net cash used in investing activities	(93,410)	(72,595)

Financing Activities
Net repayments under bank credit agreement		(259,300)
Principal payments of long-term debt	(105,990)	(13,896)
Proceeds from issuance of senior notes		299,372
Payment of financing costs and debt prepayment premium	(10,949)	(7,320)
Purchase of common stock for treasury	(108,248)	(139,277)
Dividends paid	(37,195)	(11,150)
Proceeds from exercise of stock options	14,953	2,694

Net cash used in financing activities	(247,429)	(128,877)

Net increase (decrease) in cash and cash equivalents	(60,465)	53,077
Cash and cash equivalents at beginning of period	86,251	30,554

Cash and cash equivalents at end of period	$25,786	$83,631

See notes to consolidated financial statements.

Manor Care, Inc.

Notes To Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all normal recurring adjustments considered necessary for a fair presentation are included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

At September 30, 2004, the Company operated 282 skilled nursing facilities, 66 assisted living facilities, 88 outpatient therapy clinics and 94 hospice and home health offices. Subsequent to September 30, 2004, the Company sold five facilities that it operated.

Comprehensive Income

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $39.1 million and $119.8 million for the three and nine months ended September 30, 2004, respectively, and $31.5 million and $80.8 million for the three and nine months ended September 30, 2003, respectively. The other comprehensive loss in the first nine months of 2004 primarily represents the reversal of the unrealized gain on investments sold. The other comprehensive loss in the first nine months of 2003 represents the reversal of the unrealized gain on investments sold partially offset by the unrealized gain on other securities held by the Company.

Insurance Liabilities

At September 30, 2004 and December 31, 2003, the workers’ compensation liability consisted of short-term reserves of $24.1 million and $26.5 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $45.5 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’

compensation was $6.4 million and $24.6 million for the three and nine months ended September 30, 2004, respectively, and $10.2 million and $34.7 million for the three and nine months ended September 30, 2003, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 3 for discussion of the Company’s general and professional liability.

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

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income – as reported	$39,075	$31,039	$120,300	$81,086
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(898)	(3,569)	(3,420)	(7,480)

Net income – pro forma	$38,177	$27,470	$116,880	$73,606

Earnings per share – as reported:
Basic	$.45	$.35	$1.38	$.90
Diluted	$.45	$.35	$1.35	$.89
Earnings per share – pro forma:
Basic	$.44	$.31	$1.34	$.82
Diluted	$.43	$.31	$1.31	$.80

New Accounting Standard

The Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, at its September 30, 2004 meeting that was ratified by the FASB at its October 13, 2004 meeting. EITF Issue No.04-8 requires companies to include the contingent convertible notes in diluted earnings per share as if the notes were converted to common shares at the time of issuance (the “if-converted” method). EITF Issue No. 04-8 should be applied to reporting periods ending after the effective date, which is expected to be December 15, 2004. The Company has $100 million contingently Convertible Senior Notes that were issued in April 2003 and are convertible into 3.2 million shares of common stock when the average stock price for 20 trading days reaches or exceeds $37.34. Companies are currently required to include these potential shares only when the conversion triggers are reached. As of September 30, 2004, diluted earnings per share does not include the conversion because none of the contingencies were met. As a result of the EITF consensus, the Company is evaluating its options prior to year end with respect to its notes in order to reduce the number of incremental shares that would be included in diluted earnings per share.

Note 2 – Revenues

Revenues for certain health care services are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands)
Skilled nursing and assisted living services	$680,902	$648,705	$2,032,300	$1,919,189
Hospice and home health services	96,745	83,168	285,095	239,800
Rehabilitation services (excludes intercompany revenues)	21,192	21,659	63,526	61,673
Other services	7,979	7,747	22,370	21,723

	$806,818	$761,279	$2,403,291	$2,242,385

Note 3 – Contingencies

One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At September 30, 2004, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At September 30, 2004, there were no receivables related to insurance recoveries.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2004 and December 31, 2003, the general and professional liability consisted of short-term reserves of $65.6 million and $69.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $122.5 million and $107.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $20.0 million and $60.8 million for the three and nine months ended September 30, 2004, respectively, and $25.0 million and $67.7 million for the three and nine months ended September 30, 2003, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 4 – Debt

During August 2004, the Company purchased $50 million of the 7½% Senior Notes due 2006 issued by its wholly owned subsidiary, Manor Care of America, Inc., and guaranteed by the Company, and $50 million of its 8% Senior Notes due 2008, pursuant to previously announced cash tender offers. The offers were financed with cash on hand. The Company recorded costs of $11.2 million related to these tender offers, including $10.5 million for the prepayment premium, $0.4 million for fees and expenses, and $0.3 million for the write-off of deferred financing costs.

The Company may be required to redeem $100 million of Convertible Senior Notes from its holders on April 15, 2005, which the Company is required to pay in cash. The Company has the ability and intent to finance the payment of the Convertible Senior Notes with its revolving credit facility that matures April 21, 2006. The Convertible Senior Notes are classified as long-term based on the maturity date of the Company’s revolving credit facility.

Note 5 - Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Numerator:
Net income	$39,075	$31,039	$120,300	$81,086

Denominator:
Denominator for basic EPS - weighted-average shares	86,158	88,060	87,250	90,272
Effect of dilutive securities:
Stock options	969	1,253	1,137	910
Non-vested restricted stock	464	407	461	350

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	87,591	89,720	88,848	91,532

EPS:
Basic	$.45	$.35	$1.38	$.90
Diluted	$.45	$.35	$1.35	$.89

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 1.2 million shares with an average exercise price of $35 for the nine months of 2004 and 3.0 million shares with an average exercise price of $28 for the nine months of 2003.

The Company’s diluted EPS calculation does not include the conversion of the Company’s contingently Convertible Senior Notes because none of the contingencies were met at September 30, 2004. For a summary description of the contingencies, refer to the Company’s debt footnote in the Form 10-K for the year ended December 31, 2003. For a more detailed discussion of the contingencies, refer to Form S-3 filed on July 30, 2003 (and related subsequent amendments). These documents have been filed with the SEC and are available through our website, www.hcr-manorcare.com.

Note 6 – Employee Benefit Plans

The Company has two qualified and one non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Service cost	$55	$65	$165	$196
Interest cost	585	646	1,756	1,937
Expected return on plan assets	(1,194)	(1,197)	(3,583)	(3,591)
Amortization of unrecognized transition asset	(12)	(12)	(36)	(36)
Amortization of prior service cost	9	9	28	28
Amortization of net loss	178	147	532	440

Net pension income	$(379)	$(342)	$(1,138)	$(1,026)

The Company also has a senior executive retirement plan, which is a non-qualified plan designed to provide pension benefits and death benefits for certain officers. The expense for this plan amounted to $1.3 million and $3.9 million for the three and nine months ended September 30, 2004, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2003, respectively.

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

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended September 30, 2004
Revenues from external customers	$680,902	$96,745	$29,171	$806,818
Intercompany revenues			17,994	17,994
Depreciation and amortization	30,260	732	951	31,943
Operating margin	123,562	18,067	1,786	143,415
Three months ended September 30, 2003
Revenues from external customers	$648,705	$83,168	$29,406	$761,279
Intercompany revenues			14,392	14,392
Depreciation and amortization	30,116	988	954	32,058
Operating margin	102,996	14,869	5,179	123,044
Nine months ended September 30, 2004
Revenues from external customers	$2,032,300	$285,095	$85,896	$2,403,291
Intercompany revenues			51,806	51,806
Depreciation and amortization	90,928	2,216	2,822	95,966
Operating margin	357,880	53,339	9,554	420,773
Nine months ended September 30, 2003
Revenues from external customers	$1,919,189	$239,800	$83,396	$2,242,385
Intercompany revenues			44,112	44,112
Depreciation and amortization	89,347	2,941	3,307	95,595
Operating margin	313,967	43,820	1,852	359,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Overview

     Federal Medicare Payment Legislation. The Centers for Medicare & Medicaid Services, or CMS, recently announced the annual increase in Medicare reimbursement for the next fiscal year. Beginning October 1, 2004, our Medicare rates will increase by 2.8 percent for our nursing home business and 3.3 percent for our hospice business. Beginning January 1, 2005, our Medicare rates will increase by 2.3 percent for our home health business.

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

Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. We evaluated the adequacy of our general and professional liability reserves with our independent actuary during the second quarter of 2004 for all policy periods through May 31, 2004. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first nine months of 2004 with the first nine months of 2003, the number of new claims is down. Based on our semi-annual review with our independent actuary, we maintained our accrual for current claims at $5.5 million per month. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in 2004 decreased in comparison to the prior year period. As a result of these factors, our workers’ compensation expense decreased $3.8 million for the third quarter of 2004 and $10.1 million for the first nine months of 2004 in comparison to prior year periods. Although we believe our liability reserves are adequate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations –

Quarter and Year-To-Date September 30, 2004 Compared with September 30, 2003

     Revenues. Our revenues increased $45.5 million, or 6 percent, from the third quarter of 2003 to 2004. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $32.2 million, or 5 percent, due to increases in rates/patient mix—$59.6 million and occupancy—$4.6 million that were partially offset by a decrease in capacity—$32.0 million. Our revenues from the hospice and home health segment increased $13.6 million, or 16 percent, primarily because of an increase in hospice services provided.

Our revenues in the first nine months of 2004 increased $160.9 million, or 7 percent, compared with the first nine months of 2003. Revenues from our long-term care segment increased $113.1 million, or 6 percent, due to increases in rates/patient mix—$161.4 million and occupancy—$13.4 million that were partially offset by a decrease in capacity—$61.7 million. Our revenues from the hospice and home health care segment increased $45.3 million, or 19 percent, primarily because of an increase in hospice services provided.

Our average rates per day for the long-term care segment were as follows:

	Third Quarter			First Nine Months
	2004	2003	Increase	2004	2003	Increase
Medicare	$338.60	$311.98	9%	$335.83	$311.17	8%
Medicaid	$136.64	$131.04	4%	$135.14	$130.21	4%
Private and other (skilled only)	$200.45	$190.34	5%	$199.48	$189.30	5%

Our Medicare rates increased effective October 1, 2003 as a result of a 3.0 percent inflation update and an additional 3.26 percent rate increase designed to make up for previous “forecast error” underpayments by the Centers for Medicare & Medicaid Services, or CMS. The remaining increase in the Medicare rates was a result of higher acuity Medicare patients. We expect our Medicare rates to increase 2.8 percent effective October 1, 2004 for the inflation update. In the third quarter of 2004, we recorded $5.6 million of Medicaid revenues related to Pennsylvania’s retroactive rate increase for the twelve months ended June 30, 2004. This retroactive portion is not included in the average Medicaid rate above. We expect our Medicaid rates to continue to increase approximately 3-4 percent in comparison to prior year periods. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels were as follows:

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Total	89%	88%	88%	88%
Excluding start-up facilities	89%	89%	88%	88%
Skilled nursing facilities	89%	89%	89%	89%

The quality mix of revenues from Medicare, private pay and insured patients that related to skilled nursing and assisted living facilities and rehabilitation operations was 69 percent for the third quarter and first nine months of 2004 compared to 67 percent for the third quarter and first nine months of 2003.

Our bed capacity declined between the third quarters and first nine months of 2003 and 2004 primarily because of the divestiture of facilities as a result of sale, lease expiration or closure. We divested 3 facilities with 374 beds in the second quarter of 2003, 5 facilities with 805 beds in the first quarter of 2004, 7 facilities with 973 beds in the second quarter of 2004 and 3 facilities with 443 beds in the third quarter of 2004.

     Operating Expenses. Our operating expenses in the third quarter of 2004 increased $25.2 million, or 4 percent, compared with the third quarter of 2003.

Operating expenses from our long-term care segment increased $11.6 million, or 2 percent, between the third quarters of 2003 and 2004. The largest portion of the long-term care operating expense increase related to ancillary costs of $10.1 million, excluding internal labor. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our labor costs increased $4.7 million that was offset by a decline in general and professional liability expense of $4.8 million. Our average wage rates increased 5 percent compared with the third quarter of 2003.

Our operating expenses from our hospice and home health segment increased $10.4 million, or 15 percent, between the third quarters of 2003 and 2004. The increase in our costs was directly related to the growth in our business. The increase related to labor costs of $6.2 million, ancillary costs including pharmaceuticals of $1.1 million and other direct nursing care costs, including medical equipment and supplies, of $0.8 million.

Our operating expenses in the first nine months of 2004 increased $99.8 million, or 5 percent, compared with the first nine months of 2003. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, Inc. prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities’ Medicare fiscal intermediary for the period 1992-1998. We believe the former Manor Care facilities were fully entitled to the reimbursement they received for these allocations. The definitive settlement agreement was finalized and $8.4 million paid in the second quarter of 2004.

Operating expenses from our long-term care segment increased $69.2 million, or 4 percent, between the first nine months of 2003 and 2004. The largest portion of the long-term care operating expense increase of $39.8 million related to labor costs. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $24.7 million. Offsetting these increases were decreases in our general and professional liability expense by $6.7 million and bad debt expense by $3.5 million.

Our operating expenses from our hospice and home health segment increased $35.8 million, or 18 percent, between the first nine months of 2003 and 2004. The increase related to labor costs of $22.6 million, ancillary costs including pharmaceuticals of $3.5 million and other direct nursing care costs, including medical equipment and supplies, of $2.7 million.

     General and Administrative Expenses. Our general and administrative expenses decreased $2.6 million and $12.1 million from the third quarters and first nine months of 2003 to 2004, respectively. In the second quarter of 2003, we recorded a charge of $6.2 million related to restructuring split-dollar life insurance policies for officers and key employees in order to comply with contractual requirements and the Sarbanes-Oxley Act of 2002, as well as to address tax law changes. Excluding this charge, the decrease in expense primarily related to costs associated with our stock appreciation rights and deferred compensation plans. During the third quarter of 2003, our stock price increased 20 percent that resulted in a significant increase in expense. During 2004, our stock price has been stable and as a result no major fluctuations occurred in this expense. The decrease in these costs included in general and administrative expenses was $6.2 million from the third quarters of 2003 to 2004 and $13.9 million from the first nine months of 2003 to 2004.

The remaining increases related to pension plans and other inflationary costs.

     Depreciation and Amortization. Our depreciation expense increased $1.6 million from the first nine months of 2003 to 2004. Excluding our divested facilities, depreciation expense increased $3.2 million because of new construction projects and renovations to existing facilities. Our amortization decreased $1.2 million from the first nine months of 2003 to 2004, primarily due to a decline in software amortization.

     Interest Expense. Interest expense decreased $0.7 million from the third quarters of 2003 and 2004, primarily due to the purchase of $100 million of senior notes in August 2004. Interest expense increased $1.1 million from the first nine months of 2003 to 2004, primarily because of higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off.

     Early Extinguishment of Debt. We incurred $11.2 million in costs related to the early extinguishment of $50 million of 7½% Senior Notes and $50 million of 8% Senior Notes, pursuant to our previously announced cash tender offers. The costs included a prepayment premium of $10.5 million, fees and expenses of $0.4 million and the write off of deferred financing costs of $0.3 million.

     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of seven skilled nursing and two assisted living facilities and sale of certain other assets. Our gain on sale of assets in 2003 primarily related to the sale of non-strategic land parcels, securities and three skilled nursing facilities.

     Equity in Earnings of Affiliated Companies. Our equity earnings increased in the first nine months of 2004 compared with the prior year period primarily because of our ownership interests in two hospitals.

     Income Taxes. Our effective tax rate was lower in the third quarter of 2004 due to the resolution of certain tax issues during the quarter that allowed us to adjust prior years’ estimated tax liability by $1.7 million. We expect our effective tax rate to be 36 percent in the fourth quarter of 2004 because of the recent retroactive renewal of the Work Opportunity Tax Credit by Congress. We expect our effective tax rate to be 36.5 percent for annualized 2004 and 37.5 percent for 2005. During the third quarter of 2003, our effective tax rate was 34.8 percent as a result of a decrease in our deferred tax rate in the third quarter of 2003.

Financial Condition – September 30, 2004 and December 31, 2003

Net property and equipment increased $2.8 million primarily because of $85.5 million in new construction and renovations to existing facilities and $36.7 million to purchase four leased facilities in Ohio. These increases were partially offset by depreciation of $91.1 million and disposal of assets of $28.0 million.

Income tax payable increased $22.6 million primarily due to deferral of tax payments to future quarters.

Long-term debt decreased because we purchased $50 million principal amount of the 7½% Senior Notes due 2006 issued by our wholly owned subsidiary, Manor Care of America, Inc., and $50 million principal amount of our 8% Senior Notes due 2008, pursuant to our previously announced cash tender offers.

Liquidity and Capital Resources

     Cash Flows. During the first nine months of 2004, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, the purchase of our common stock, the pay down of debt and the payment of dividends. Cash flows from operating activities were $280.4 million for the first nine months of 2004, an increase of $25.8 million from the first nine months of 2003. The increase in cash flows resulted primarily from an increase in net income.

     Investing Activities. Our expenditures for property and equipment of $122.2 million in the first nine months of 2004 included $36.7 million to purchase four leased facilities in Ohio and $21.6 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of seven skilled nursing facilities and two assisted living facilities.

     Debt Agreements. As of September 30, 2004, there were no loans outstanding under our three-year $200 million revolving credit facility. After consideration of usage for letters of credit, there was $156.1 million available for future borrowings. During August 2004, we purchased $50 million principal amount of the 7½% Senior Notes due 2006 issued by our wholly owned subsidiary, Manor Care of America, Inc., and guaranteed by us, and $50 million principal amount of our 8% Senior Notes due 2008, pursuant to our previously announced cash tender offers. The offers were financed with cash on hand.

     Stock Purchase. In April 2003, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2004. In July 2004, our Board of Directors authorized an additional $100 million through December 31, 2005. With these authorizations, we purchased 3,362,700 shares in the first nine months of 2004 for $108.2 million and had $84.6 million remaining authority at September 30, 2004. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. On October 22, 2004, we announced that the Company will pay a quarterly cash dividend of 14 cents per share to shareholders of record on November 8, 2004. This dividend will approximate $12.1 million and is payable November 22, 2004. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2003. In August 2004, we purchased $50 million principal amount of each of our 7½% Senior Notes due 2006 and 8% Senior Notes due 2008, pursuant to our previously announced cash tender offers. The offers were financed with cash on hand.

The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. We believe the holders of the Convertible Senior Notes will not require us to redeem or convert the notes through 2009. Therefore, we have included these notes in the Thereafter column. For interest rate swaps, the table presents notional amounts by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

The following table provides information about our significant interest rate risk at September 30, 2004:

								Fair
	Expected Maturity Dates							Value
								Sept. 30,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
				(Dollars in thousands)
Long-term debt:
Fixed rate debt		$100,000		$150,000		$300,000	$550,000	$605,319
Average interest rate		7.5%		8.0%		5.0%	6.3%
Interest rate swaps – fixed to variable:
Notional amount		$100,000		$100,000			$200,000	$4,312
Pay variable rate		L+ 5.1%		L+ 5.0%			L+ 5.1%
Receive fixed rate		7.5%		8.0%			7.8%

L= six-month LIBOR (approximately 2.2 % at September 30, 2004)

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in our internal control over financial reporting in the third quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 3 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to stock repurchased by the Company during the third quarter of 2004:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (1)
7/1/04-7/31/04	225,000	$31.47	225,000	$114,038,348
8/1/04-8/31/04	444,500	$30.41	444,500	$100,521,551
9/1/04-9/30/04	525,000	$30.35	525,000	$84,589,346

Total	1,194,500	$30.58	1,194,500

(1)	On April 9, 2003, the Company announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2004, but this authorization was utilized by September 2004.

On July 23, 2004, the Company announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

S-K Item
601 No.
10.1*	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Paul A. Ormond, effective August 20, 2004

10.2*	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Trustee, effective August 20, 2004

10.3*	Agreement by and between Manor Care, Inc. and Paul A. Ormond, effective August 20, 2004

10.4*	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., Trustee, and Paul A. Ormond and M. Keith Weikel, effective December 16, 2003

10.5*	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., and remaining executive officers, effective December 16, 2003

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)
Date November 2, 2004	By	/s/ Geoffrey G. Meyers
Geoffrey G. Meyers, Executive Vice President
and Chief Financial Officer

Exhibit Index

Exhibit
10.1	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Paul A. Ormond, effective August 20, 2004

10.2	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Trustee, effective August 20, 2004

10.3	Agreement by and between Manor Care, Inc. and Paul A. Ormond, effective August 20, 2004

10.4	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., Trustee, and Paul A. Ormond and M. Keith Weikel, effective December 16, 2003

10.5	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., and remaining executive officers, effective December 16, 2003

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002