Form 10-K
period 2004-12-31
MANOR CARE INC
filed 2005-03-04
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Based on the closing price of $32.68 per share on June 30, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,766,577,982. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of Common Stock, $.01 par value, of
Manor Care, Inc. outstanding as of February 28, 2005 was 86,185,549.

Documents Incorporated By Reference

The following document is incorporated by reference in the Part indicated:

     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 10, 2005 in Part III.

PART I

Item 1. Business

General Development of Business

Manor Care, Inc., which we also refer to as Manor Care and HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. Our other segment is hospice and home health care. We provide greater detail about the revenues of certain health care services and other segment information in Notes 5 and 17 to the consolidated financial statements.

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

Narrative Description of Business

Long-Term Care Services

We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names. On December 31, 2004, we operated 279 skilled nursing facilities and 65 assisted living facilities in 31 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.

     Skilled Nursing Centers. Our facilities use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide individualized comprehensive nursing care around the clock. We design “Quality of Life” programs to give the highest practicable level of functional independence to patients. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide first-class nutrition services, social services, activities, and housekeeping and laundry services. The Joint Commission on Accreditation of Healthcare Organizations has accredited many of our centers.

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

Hospice and Home Health Care

Our hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 97 offices in 24 states. Our hospice services focus on the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Palliative and clinical care, education, counseling and other resources not only take into consideration their needs, but the needs of family members, as well. Our home health care is designed to assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. For skilled care, our registered and licensed practical nurses and therapy professionals can provide services such as wound care and dressing changes; infusion therapy; cardiac rehabilitation; and physical, occupational and speech therapies. In addition, our home health aides can assist with daily activities such as personal hygiene, assistance with walking and getting in and out of bed, medication management, light housekeeping and generally maintaining a safe environment.

Other Health Care Services

In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our outpatient therapy clinics and at work sites, schools, hospitals and other health care settings. Our 89 outpatient therapy clinics are located in Midwestern and Mid-Atlantic states, Texas and Florida. We sold our acute care hospital in 2002.

Other Services

We own approximately 97 percent of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

Labor

Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 63 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2004 were approximately 5 percent. We continued to decrease our temporary staffing expense and workers’ compensation expense in 2004. See the “Critical Accounting Policies” section on page 23 under Item 7, Management’s Discussion and Analysis, for additional discussion of workers’ compensation.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs which have helped with retention of employees. Our temporary staffing costs for our long-term care segment decreased by 10 percent between 2003 and 2004 and 39 percent between 2002 and 2003. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

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

	2004	2003	2002
Medicaid	31%	33%	33%
Medicare	36	32	31
Private pay and other	33	35	36

	100%	100%	100%

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

Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. In recent years, Congress passed a number of laws that have effected major changes in the Medicare and Medicaid programs. See the “Results of Operations – Overview” section on pages 19-20 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation.

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

     Licensing and Certification. Our success depends in part upon our ability to satisfy applicable regulations and requirements to procure and maintain required licenses and Medicare and Medicaid certifications in rapidly changing regulatory environments. If we fail to satisfy applicable regulations or to procure or maintain a required license or certification, it could have a material adverse effect on us. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to patients, and revisions in licensing and certification standards, could have a material adverse effect on us.

     Health Care Reforms. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reform affecting the payment for and availability of health care services. Some aspects of these health care initiatives could adversely affect us, such as:

♦ Reductions in funding of the Medicare or Medicaid programs;

♦ Potential changes in reimbursement regulations by the Centers for Medicare & Medicaid Services, or CMS;

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

On March 26, 2004, CMS published interim final Stark regulations that became effective on July 26, 2004 (commonly referred to as “Phase II”). The Phase II regulations largely confirmed the regulatory approach adopted in the January 2001 Phase I regulations with respect to the applicability of the Stark Legislation to designated health services, or DHS, provided in skilled nursing facilities. The Phase II regulations provide that:

♦	The definition of “DHS” excludes most services that Medicare pays for as part of a composite rate, such as skilled nursing facility Part A services. That same definitional exclusion logically extends to hospice services. Accordingly, the Stark Legislation does not apply to referrals for skilled nursing facility Part A services and hospice services that are excluded from the definition of DHS.

♦	Because of the carve-out from the definition of DHS of these types of composite rate services, CMS deleted as unduly confusing and repetitive the exception from the Phase I regulation for physician referrals for services, among others, furnished to patients covered under a Medicare Part A SNF stay and to patients covered under the Medicare hospice benefit.

Despite this carve-out from the definition of “DHS” for services rendered to Medicare Part A patients, the Stark Legislation still applies to physician referrals for DHS provided in skilled nursing facilities outside the per diem rate, such as for Medicare Part B services furnished by a facility directly or under a consolidated billing arrangement (e.g., therapy services). To the extent the Stark Legislation applies to such referrals, the skilled nursing facility’s financial relationship with the referring physician would have to fit within one of the numerous Stark statutory or regulatory exceptions, such as those for employment agreements, personal services arrangements, leases, in-office ancillary services, fair market value compensation arrangements, indirect compensation arrangements or other exceptions that could apply. Finally, the Phase II rule did not address how the Stark Legislation applies to most Medicaid-covered services (with the exception of the “prepaid plan exception”). CMS stated that it would address the Medicaid issue in a future rulemaking.

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

The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers’ business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. The federal government has issued fraud alerts concerning home health services, the provision of medical services and supplies to skilled nursing facilities, and arrangements between hospices and nursing facilities; accordingly, these areas may come under closer scrutiny by the government. In addition, the Department of Health and Human Services’ Office of Inspector General and the Department of Justice have from time to time established enforcement initiatives focusing on specific billing practices or other suspected areas of abuse. HIPAA, which became effective January 1, 1997, also expanded the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal health care program, and creates new enforcement mechanisms to combat fraud and abuse. The Balanced Budget Act of 1997 also expanded numerous health care fraud provisions.

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

In January 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule is effective May 23, 2005, with a compliance date of May 23, 2007.

Management continues to evaluate the effect of HIPAA on us. At this time, management believes that we are complying with those HIPAA rules that have gone into effect. While management anticipates that we will be able to fully comply with those HIPAA requirements that have not yet become effective, we cannot at this time estimate the cost of compliance with such rules. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance is not having a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2004, we had approximately 59,400 full- and part-time employees. Approximately 6,300 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 1,600 of our employees are members of labor unions.

Executive Officers of the Registrant

The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:

Executive Officers

Name	Age	Office and Experience
Paul A. Ormond	55	President and Chief Executive Officer since August 1991; Chairman of the Board since September 2001 and from August 1991 to September 1998; and member of Class I of the Board of Directors, with a term expiring in 2007.

M. Keith Weikel	66	Senior Executive Vice President and Chief Operating Officer since August 1991; and member of Class III of the Board of Directors, with a term expiring in 2006.

Geoffrey G. Meyers	60	Executive Vice President and Chief Financial Officer since August 1991.

R. Jeffrey Bixler	59	Vice President and General Counsel since November 1991 and Secretary since December 1991.

Nancy A. Edwards	54	Vice President and General Manager of Central Division since December 1993.

John K. Graham	44	Vice President and General Manager of Eastern Division since July 2002; and Vice President and Director of Rehabilitation Services from September 1998 to June 2002.

Jeffrey A. Grillo	46	Vice President and General Manager of Mid-Atlantic Division since February 1999.

Larry C. Lester	62	Vice President and General Manager of Midwest Division, and Director of Marketing since July 2003; and Vice President and General Manager of Midwest Division from January 2000 to June 2003.

Spencer C. Moler	57	Vice President and Controller since August 1991.

Name	Age	Office and Experience
Richard W. Parades	48	Vice President and General Manager of Mid-States Division since January 1999.

F. Joseph Schmitt	56	Vice President and General Manager of South-West Division since September 2004; and Vice President and General Manager of Southern Division from December 1993 to August 2004.

Jo Ann Young	55	Vice President and General Manager of Assisted Living Division since June 2000; and Vice President and Director of Assisted Living from September 1998 to May 2000.

Item 2. Properties

Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 344 long-term care centers located in 31 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and patient and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2004, approximately 88 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2004 for our long-term care segment.

	Number of Centers
		Assisted
	Skilled	Living	Number of Beds
Pennsylvania	46	9	8,031
Ohio	43	9	6,245
Florida	28	11	4,610
Illinois	30	8	4,604
Michigan	26	3	3,641
Maryland	14	9	2,678
Texas	12	4	2,125
California	9		1,289
Virginia	6	2	1,038
West Virginia	7		940
Wisconsin	8		868
South Carolina	7		863
Indiana	4	1	857
New Jersey	4	4	737
Oklahoma	4		482
Washington	4		482
Kansas	3		466
New Mexico	3		465
Missouri	3		430
Iowa	4		406
Delaware	2	1	356
Colorado	2		300
Georgia	2		257
Kentucky	1	1	242
North Dakota	2		215
Nevada	1		189
Connecticut		3	180
Utah	1		140
North Carolina	1		120
Arizona	1		118
South Dakota	1		99

Total	279	65	43,473

We own 335 of these centers, lease 8, and have a partnership in one center. We operate 65 assisted living facilities with a total of 5,074 beds. Five of our properties are subject to liens that encumber the properties in an aggregate amount of $5.1 million.

We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our off-balance sheet obligation for this lease in the “Capital Resources and Liquidity” section on pages 32-33 under Item 7, Management’s Discussion and Analysis. We also lease space for our hospice and home health offices and outpatient therapy clinics.

Item 3. Legal Proceedings

See the “Commitments and Contingencies” section on pages 33-34 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded. The high, low and closing prices of our stock on the New York Stock Exchange and dividends declared and paid during 2004 and 2003 were as follows:

				Cash
	High	Low	Close	Dividends
2004
First Quarter	$37.25	$32.44	$35.29	$.14
Second Quarter	$36.57	$30.28	$32.68	$.14
Third Quarter	$32.75	$29.20	$29.96	$.14
Fourth Quarter	$35.84	$29.42	$35.43	$.14

2003
First Quarter	$20.48	$17.19	$19.23
Second Quarter	$26.20	$18.87	$25.01
Third Quarter	$30.14	$24.63	$30.00	$.125
Fourth Quarter	$35.83	$30.92	$34.57	$.125

In July 2003, we declared our first quarterly dividend. In January 2005, our Board of Directors increased our quarterly dividend to 15 cents per share of common stock. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividend will be declared, paid or increased in the future.

On January 31, 2005, we had 2,429 stockholders of record. Approximately 93 percent of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We believe that the shares attributed to these financial institutions represent the interests of more than 30,000 beneficial owners, including employees’ interests in stock in our 401(k) plan.

Issuer Purchases of Equity Securities

The following table provides information with respect to stock repurchased by us during the fourth quarter of 2004:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs (1)	(1)
10/1/04-10/31/04	129,200	$30.31	129,200	$80,673,157
11/1/04-11/30/04	262,000	$34.10	262,000	$71,738,179
12/1/04-12/31/04	417,400	$34.66	417,400	$57,273,077

Total	808,600	$33.78	808,600

(1)	On April 9, 2003, Manor Care announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2004, but this authorization was utilized by September 2004. On July 23, 2004, Manor Care announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2005.

Item 6. Selected Financial Data

Five-Year Financial History

	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts and Other Data)
Results of Operations
Revenues	$3,208,867	$3,029,441	$2,905,448	$2,694,056	$2,380,578
Expenses:
Operating	2,647,849	2,523,534	2,401,636	2,271,808	2,016,764
General and administrative	140,587	157,566	131,628	115,094	104,027
Depreciation and amortization	127,821	128,810	124,895	128,159	121,208
Asset impairment			33,574

	2,916,257	2,809,910	2,691,733	2,515,061	2,241,999

Income before other income (expenses), income taxes and minority interest	292,610	219,531	213,715	178,995	138,579
Other income (expenses):
Interest expense	(42,420)	(41,927)	(37,651)	(50,800)	(60,733)
Early extinguishment of debt	(11,160)
Gain (loss) on sale of assets	6,400	3,947	30,651	(445)	506
Impairment of investments (1)					(20,000)
Equity in earnings of affiliated companies	6,975	7,236	4,761	1,407	812
Interest income and other	2,474	1,625	1,208	835	2,505

Total other expenses, net	(37,731)	(29,119)	(1,031)	(49,003)	(76,910)

Income before income taxes and minority interest	254,879	190,412	212,684	129,992	61,669
Income taxes	86,657	71,405	80,820	61,502	21,489
Minority interest income					1,125

Income before cumulative effect	$168,222	$119,007	$131,864	$68,490	$39,055

Earnings per share:
Income before cumulative effect
Basic	$1.94	$1.33	$1.34	$.67	$.38
Diluted	$1.90	$1.30	$1.33	$.66	$.38
Cash dividends declared per common share	$.56	$.25

Cash Flows
Cash flows from operations	$329,766	$300,464	$283,293	$283,427	$210,149

Financial Position
Total assets	$2,340,698	$2,396,711	$2,329,072	$2,424,071	$2,358,468
Long-term debt	555,275	659,181	373,112	715,830	644,054
Shareholders’ equity	984,159	975,105	1,016,047	1,046,538	1,012,729

Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	344	363	366	368	354

(1)	The impairment of investments in 2000 related to the writedown of our preferred stock investment in NeighborCare, Inc., formerly known as Genesis Health Ventures, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Overview

Manor Care, Inc., which we also refer to as Manor Care or HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy.

     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. On December 31, 2004, we operated 279 skilled nursing facilities and 65 assisted living facilities in 31 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide subacute medical and rehabilitation care and/or Alzheimer’s care programs.

The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. The additions represent facilities built or transferred out of assets held for sale. The divestitures include facilities that were sold, closed or converted into a long-term acute care hospital (LTACH), as well as facilities with a lease that expired or was assigned. We sold certain facilities that no longer fit our strategic growth plan. Their results of operations are insignificant to us. We currently have one skilled nursing facility under construction and the conversion of a facility into an LTACH as part of a joint venture. We expect both to open in 2005. We have not included in the table any activity related to expansion of beds in existing facilities.

	2004		2003		2002
	Facilities	Beds	Facilities	Beds	Facilities	Beds
Skilled nursing facilities:
Additions	2	173	–	–	–	–
Divestitures	16	2,613	3	374	3	498
Assisted living facilities:
Additions	–	–	–	–	14	826
Divestitures	5	532	–	–	–	–

     Hospice and Home Health. Our hospice and home health business includes all levels of hospice care, home care and rehabilitation therapy with 97 offices in 24 states. The growth in our hospice and home health business is primarily a result of opening additional offices and expansion of our hospice client base in existing markets where we benefit from our long-term care relationship. We also had growth from small acquisitions.

     Other Health Care Services. In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our outpatient therapy clinics and at work sites, schools and hospitals. Our 89 outpatient therapy clinics are located in Midwestern and Mid-Atlantic states, Texas and Florida.

On April 30, 2002, we completed the sale of our Mesquite, Texas acute care hospital to Health Management Associates, Inc., or HMA, for $79.7 million in cash. Separately, we invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. We recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, we acquired for $16.0 million a 20 percent interest in an HMA entity that had recently acquired another hospital in Mesquite, Texas.

     Other Services. We are a majority owner of a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.

     Medicare and Medicaid Payments. Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. In recent years, Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997, or the Budget Act, sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid. The Budget Act contained numerous changes affecting Medicare and Medicaid payments to skilled nursing facilities, home health agencies, hospices and therapy providers, among others. Prior to the Budget Act, Medicare reimbursed skilled nursing facilities under a cost-based reimbursement system. Effective for cost reporting periods beginning on or after July 1, 1998, the Budget Act adopted a prospective payment system in which Medicare reimburses skilled nursing facilities at a daily rate for specific covered services, regardless of their actual cost, based on various categories of patients. The Budget Act also required a prospective payment system to be established for home health services, which began October 1, 2000. In addition, the Budget Act reduced payments to many providers and suppliers, including therapy providers and hospices, and gave states greater flexibility to administer their Medicaid programs by repealing the federal requirement that payment be reasonable and adequate to cover the costs of “efficiently and economically operated” nursing facilities.

In 1999 and 2000, Congress passed legislation to redress certain reductions in Medicare reimbursement resulting from the Budget Act. Further refinements also were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA 2003, which was signed into law December 8, 2003. Several provisions of these bills continue to positively affect us, as follows:

♦	A temporary increase in the payment for certain high-cost nursing home patients, for services provided beginning April 1, 2000 and continuing at least until the Centers for Medicare & Medicaid Services, or CMS, implements a refined patient classification to better account for medically complex patients. CMS did not implement such refinements in fiscal years 2004 or 2005. President Bush’s proposed fiscal year 2006 budget includes the implementation of the refinements in fiscal 2006.

♦	Specific services or items, such as ambulance services in conjunction with renal dialysis, chemotherapy items and prosthetic devices, furnished on or after April 1, 2000, may be reimbursed outside of the prospective payment system daily rate.

♦	A two-year moratorium on the annual $1,500 therapy cap (indexed for inflation) on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000. Later legislation amended this provision, extending the moratorium through December 31, 2002. The per beneficiary limits, which were adjusted for inflation to $1,590, were imposed beginning September 1, 2003. The MMA 2003 suspends application of the therapy caps from December 8, 2003 through calendar year 2005.

While certain of the increases in Medicare reimbursement for skilled nursing facilities expired on September 30, 2002 (the so-called Medicare Cliff), we offset the decrease in Medicare revenues by a shift in the payor mix of our patients to a higher percentage of Medicare patients. Further, effective October 1, 2003, CMS increased skilled nursing facility payment rates for fiscal year 2004 by providing a 3.0 percent inflation update, and an additional 3.26 percent rate increase to reflect “forecast error” underpayments since 1998. Effective October 1, 2004, CMS increased skilled nursing facility payment rates by 2.8 percent. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.

We face challenges with respect to states’ Medicaid payments since many currently do not cover the total costs incurred in providing care to those patients. Budgetary pressures continue at the state level and could have an effect on available funding for Medicaid services. States will continue to control Medicaid expenditures but also look for adequate funding sources. Our Medicaid rates increased 4 percent between 2003 and 2004. We expect our Medicaid rates to increase between 3-4 percent in 2005. President Bush’s proposed fiscal year 2006 budget includes several Medicaid reforms that could affect federal funding. Due to pressure on many states’ budgets, there is no assurance that the funding for our services will increase or decrease in the future.

     Labor. Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs account for approximately 63 percent of the operating expenses of our long-term care segment. Our long-term care wage rate increases in 2004 were approximately 5 percent. We continued to decrease our temporary staffing expense and workers’ compensation expense in 2004. See additional discussion of workers’ compensation under Critical Accounting Policies.

We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs which have helped with retention of employees. Our temporary staffing costs for our long-term care segment decreased by 10 percent between 2003 and 2004 and 39 percent between 2002 and 2003. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

     General and Professional Liability Costs. Patient care liability is still a serious industry-wide cost issue. The health care industry is making progress in state legislatures and at the national level to enact tort reform. With tort reform and our proactive management initiatives, our number of new claims has decreased and our average settlement cost per claim has a downward trend. During 2003, strong tort reform legislation capping medical malpractice awards was passed in Texas and upheld by a state constitutional amendment. Other key states made a start at meaningful tort reform. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5, 2001. The 2001 legislation included caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations. While we cannot insure that any of these or other legislative changes will have a positive impact on the current trend, we believe that these changes were an important first step in achieving more balanced tort laws in our country.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

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

     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on certain factors, such as payor type, historical collection trends and aging categories. The percentage that we apply to the receivable balances is based on our historical experience and time limits, if any, for each particular pay source, such as private, insurance, Medicare and Medicaid.

     Impairment of Property and Equipment and Intangible Assets. We evaluate our property and equipment and intangible assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or the life of the asset may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses, and local market developments. If these factors and the projected undiscounted cash flow of the entity over its remaining life indicate that the asset will not be recoverable, the carrying value will be adjusted to its fair value if it is lower. If our projections or assumptions change in the future, we may be required to record additional impairment charges for our assets.

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

Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current-year assumptions accordingly. Semi-annually, our independent actuary evaluates our reserve levels.

We do see an improving trend in terms of patient liability costs. The number of new claims in 2004 decreased compared to 2003, and 2003 was similar to 2002. Our average settlement cost per claim has a downward trend over the past three years. Our independent actuary provides us with a range of indicated loss reserves in the second quarter and fourth quarter every year. Based on our own review of trends and confirmed with our independent actuary’s fourth-quarter analysis, it was determined that we would lower our accrual rate by approximately $1.2 million on a quarterly basis in the fourth quarter of 2004. We were able to lower our accrual rate by approximately $4.0 million per quarter beginning in the fourth quarter of 2003. We expect our accrual for current claims per month to be $5.1 million through our policy period ending May 31, 2005. At December 31, 2004 and 2003, our general and professional liability consisted of short-term reserves of $65.9 million and $69.8 million, respectively, and long-term reserves of $122.5 million and $107.5 million, respectively. The expense for general and professional liability claims, premiums and administrative fees was $78.7 million, $87.9 million and $82.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The most significant assumptions used in the estimation process include determining the trend in costs, the expected costs of claims incurred but not reported and the expected future costs related to existing claims. In addition, we review industry trends, changes in the regulatory environment and our internal efforts to contain our costs with safety and training programs. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in 2004 decreased in comparison to the prior years. As a result of these factors, our workers’ compensation expense decreased $12.3 million from 2003 to 2004 and decreased $14.6 million from 2002 to 2003. At December 31, 2004 and 2003, the workers’ compensation liability consisted of short-term reserves of $23.7 million and $26.5 million, respectively, and long-term reserves of $41.5 million and $40.5 million, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

     Revenues. Our revenues increased $179.4 million, or 6 percent, from 2003 to 2004. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $117.8 million, or 5 percent, due to increases in rates/patient mix of $211.6 million and occupancy of $15.5 million that were partially offset by a decrease in capacity of $109.3 million. Our revenues from the hospice and home health segment increased $54.4 million, or 17 percent, primarily because of an increase in the number of patients utilizing our hospice services.

Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 7 percent from $317 per day in 2003 to $340 per day in 2004. Our Medicare rates increased as a result of inflationary increases and CMS forecast error underpayments, as described in the Overview, as well as higher acuity Medicare patients. Our average Medicaid rate increased 4 percent from $131 per day in 2003 to $136 per day in 2004. Our average private and other rates for our skilled nursing facilities increased 5 percent from $190 per day in 2003 to $200 per day in 2004. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels remained constant at 88 percent for 2003 and 2004. Excluding start-up facilities, our occupancy levels were 89 percent for 2003 and 88 percent for 2004. Our occupancy levels for skilled nursing facilities remained constant at 89 percent for 2003 and 2004.

Our bed capacity declined between 2003 and 2004, primarily because of the divestiture of facilities in 2004 (see our table in the Overview). The quality mix of revenues from Medicare, private pay and insured patients that related to long-term care facilities and rehabilitation operations was 67 percent in 2003 compared with 69 percent in 2004. In the fourth quarter of 2004, our quality mix of revenues increased to 70 percent.

     Operating Expenses. Our operating expenses increased $124.3 million, or 5 percent, from 2003 to 2004. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of Manor Care of America, Inc., or MCA (the former Manor Care, Inc.), prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities’ Medicare fiscal intermediary for the period 1992-1998. We believe the MCA facilities were fully entitled to the reimbursement they received for these allocations. The definitive settlement agreement was finalized and $8.4 million paid in the second quarter of 2004.

Operating expenses from our long-term care segment increased $73.9 million, or 3 percent, between 2003 and 2004. The largest portion of the long-term care operating expense increase of

$34.6 million related to labor costs. Our average wage rates increased 5 percent compared with 2003. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $30.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Offsetting these increases was a decrease in our general and professional liability expense by $9.2 million because of the decrease in our claims accrual. Refer to our Overview and Critical Accounting Policies for additional discussion of our general and professional liability costs.

Our operating expenses from our hospice and home health segment increased $45.3 million, or 17 percent, between 2003 and 2004. The increase in our costs was directly related to the growth in our business. The increase related to labor costs of $28.7 million, ancillary costs including pharmaceuticals of $4.7 million and other direct nursing care costs, including medical equipment and supplies, of $2.9 million.

     General and Administrative Expenses. Our general and administrative expenses decreased $17.0 million from 2003 to 2004. The decrease in expense primarily related to costs associated with our stock appreciation rights and deferred compensation plans. During 2003, our stock price increased over 85 percent, which resulted in a significant increase in expense. During 2004, our stock price has been stable and, as a result, no major fluctuations occurred in this expense. The decrease in these costs included in general and administrative expenses was $11.9 million.

In 2003, we terminated our split-dollar arrangements covering an executive life insurance program and transferred our share of the split-dollar life insurance policies to the officers and key employees. This action resulted in a charge of $5.3 million and was taken to comply with the Sarbanes-Oxley Act of 2002 and contractual requirements, as well as to address tax law changes.

     Depreciation and Amortization. Our depreciation expense increased $0.9 million from 2003 to 2004. Excluding our divested facilities, depreciation expense increased $4.3 million because of new construction projects and renovations to existing facilities. Our amortization decreased $1.9 million from 2003 to 2004, primarily due to a decline in software amortization.

     Early Extinguishment of Debt. We incurred $11.2 million in costs related to the early extinguishment of $50 million of 7.5% Senior Notes and $50 million of 8% Senior Notes, pursuant to our previously announced cash tender offers. The costs included a prepayment premium of $10.5 million, fees and expenses of $0.4 million and the write-off of deferred financing costs of $0.3 million.

     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of 15 facilities and certain other assets. Our gain on sale of assets in 2003 primarily related to the sale of non-strategic land parcels and securities.

     Income Taxes. Our effective tax rate was 34.0 percent in 2004 compared with 37.5 percent in 2003. Our effective tax rate was lower in 2004 primarily because of the adjustment of prior years’ estimated federal and state tax liabilities. In 2004, the Internal Revenue Service completed the examination of our federal income tax returns through 2001. We expect our effective tax rate to be approximately 37.0 percent for 2005.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Revenues. Our revenues increased $124.0 million from 2002 to 2003. Excluding the results of our hospital that we sold in 2002, revenues increased $145.3 million, or 5 percent, compared with 2002. Revenues from our long-term care segment increased $93.9 million, or 4 percent, primarily due to increases in rates/patient mix of $81.5 million and occupancy of $37.4 million that were partially offset by a decrease in capacity of $25.0 million. Our revenues from the hospice and home health segment increased $44.9 million, or 16 percent, primarily because of an increase in hospice patient days.

Our rate increases for the long-term care segment related only to Medicaid and private pay sources. Our average Medicaid rate increased 5 percent from $125 per day in 2002 to $131 per day in 2003. Our average private and other rates for our skilled nursing facilities increased 4 percent from $182 per day in 2002 to $190 per day in 2003. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients, even though the average Medicare rate decreased 3 percent from $328 per day in 2002 to $317 per day in 2003. The rate decreased because certain increases in Medicare reimbursement for skilled nursing facilities expired on September 30, 2002, the so-called Medicare Cliff. The rate reduction from the Medicare Cliff was partially offset by the increase in rates in the fourth quarter of 2003 as a result of inflationary increases and to make up for previous CMS forecast error underpayments. In the fourth quarter of 2003, our average Medicare rate was $334 per day, an increase of $22 per day over the third quarter of 2003.

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

     Operating Expenses. Our operating expenses increased $121.9 million from 2002 to 2003. Excluding the results of our hospital that was sold in 2002, operating expenses in 2003 increased $141.6 million, or 6 percent, compared with 2002. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of MCA for the period 1992-1998, as discussed previously.

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

In 2003, we also terminated our split-dollar arrangements covering an executive life insurance program and transferred our share of the split-dollar life insurance policies to the officers and key employees. This action resulted in a charge of $5.3 million, as discussed previously.

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

Management assesses quarterly whether any of its long-term care facilities are impaired. We consider indicators of impairment to be either market conditions or negative cash flows. The various market conditions include the litigation environment, deterioration of the areas in which the facilities are located, deteriorating state government reimbursement, condition of the physical plant and excess bed capacity. During the spring of 2002, we engaged in a portfolio management review. Our new portfolio management strategy included evaluating as divestiture targets older assets, poor or declining financial performers, geographically isolated facilities with lower per diem revenues, facilities operating in a state with low Medicaid reimbursement, and facilities in states with punitive regulatory/survey and/or an unfavorable litigation climate. We also looked at alternatives for moving beds from underperforming facilities to locations where demand would fill them or combining assets of locations in the same geography into a single location.

The long-term care facilities that were impaired as part of this strategy included seven skilled nursing facilities and three assisted living facilities. Of these 10, various market conditions were considered, which resulted in the impairment of eight facilities. These impairments were based on management’s judgment and independent real estate broker valuations. The remaining two facilities had a history of negative cash flows for more than three years. The results of operations could not be improved even after changing facility management several times. As of December 31, 2004, we closed one facility, sold six facilities and are currently operating the other three facilities. The carrying values of the 10 facilities were reduced by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. The carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, we received offers on all 13 of our assisted living facilities that had been held for sale. The offers, less the cost to sell, were less than our carrying values on 12 of these facilities and required us to write down the asset values by $8.3 million to their estimated fair values of $44.8 million. We sold two of the Texas facilities in the fourth quarter of 2002. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and, accordingly, were no longer held for sale. Because the writedown of the assets to fair value was in excess of the depreciation that we would have recorded on these facilities, we did not have to recognize a retroactive depreciation adjustment when the facilities were transferred to property and equipment. This transfer required us to reverse $0.7 million of expense previously recorded for estimated selling costs. We continued to successfully operate these 11 facilities at December 31, 2004.

We decided that our vision business was no longer a long-term strategy. Because of this decision, our non-compete and management contracts were impaired and written down by $5.4 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings.

     Interest Expense. Interest expense increased $4.3 million from 2002 to 2003 because of the higher interest rates associated with our fixed-rate senior notes issued in April 2003 compared with our variable-rate credit agreement debt that was paid off. The increase in interest expense also related to additional amortization of finance fees from the new senior notes. In addition, we entered into interest rate swap agreements in May 2003 on a notional amount of $200 million to hedge certain fixed-rate senior notes. These agreements effectively converted the interest rates of these notes to variable rates in order to provide a better balance of fixed- and variable-rate debt. These agreements reduced our interest expense by $1.6 million in 2003.

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

     Cumulative Effect of Change in Accounting Principle. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” that we adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. We completed our initial impairment test and determined that $1.3 million of our goodwill related to our vision business was impaired. The impairment loss, with no tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

     Inflation. We believe that inflation has had no material impact on our results of operations.

Financial Condition - December 31, 2004 and 2003

Net property and equipment decreased $19.1 million primarily because of depreciation of $121.5 million and disposal of assets of $49.6 million. These decreases were partially offset by $114.4 million in new construction and renovations to existing facilities and $36.7 million to purchase four leased facilities in Ohio.

Long-term debt decreased because we purchased $50 million principal amount of the 7.5% Senior Notes due 2006 issued by our wholly owned subsidiary and $50 million principal amount of our 8% Senior Notes due 2008, pursuant to our previously announced cash tender offers.

New Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) replaces APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma footnote disclosure is no longer an alternative to financial statement recognition. The Statement is effective for us beginning July 1, 2005, but early adoption is permitted in periods in which financial statements have not been issued. There are two transition alternatives, modified-prospective and modified-retrospective. Under the modified-prospective method, we will be required to recognize compensation cost in the financial statements on the date of adoption. Under the modified-retrospective method, we will be required to restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under Statement 123. We will be permitted to apply the modified-retrospective method either to all periods presented or to the start of the fiscal year in which Statement 123(R) is adopted.

In addition, Statement 123(R) requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method.

Management expects to adopt this Statement under the modified-prospective-transition method but has not determined the impact of adoption.

Capital Resources and Liquidity

     Cash Flows. During 2004, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, the purchase of our common stock, the paydown of debt and the payment of dividends. Cash flows from operating activities were $329.8 million for 2004, an increase of $29.3 million from 2003. The increase in cash flows resulted primarily from an increase in net income.

     Investing Activities. Our expenditures for property and equipment of $151.1 million in 2004 included $36.7 million to purchase four leased facilities in Ohio and $28.9 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of 15 facilities, and two of these facilities were leased to others.

     Debt Agreements. As of December 31, 2004, there were no loans outstanding under our three-year $200 million revolving credit facility. After consideration of usage for letters of credit, there was $155.8 million available for future borrowings. During August 2004, we purchased $50 million principal amount of the 7.5% Senior Notes due 2006 issued by our wholly owned subsidiary and $50 million principal amount of our 8% Senior Notes due 2008. The offers were financed with cash on hand and required a prepayment premium of $10.5 million.

The holders of our $100 million Convertible Senior Notes have the right to require us to purchase the Notes on April 15, 2005 by notifying us between the 5th and 20th business day prior to the purchase date. We are required to pay in cash the principal amount of the Notes plus any accrued and unpaid interest. Based on the current market value of the Notes, we do not expect any of the holders to require us to purchase their Notes. Unless the market value of the Convertible Senior Notes declines approximately 25 percent from its value at December 31, 2004, the holders of the Notes would receive less by requiring us to redeem the debt than from selling the Notes on the market.

Our three-year credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2004. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 6.25% and 8% Senior Note agreements contain a clause that is triggered if we were to have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control were followed by a rating agency downgrade, we are obligated to offer to redeem the 6.25% and 8% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 6.25% and 8% Senior Notes. Both Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. maintain an investment grade rating for our 6.25% and 8% Senior Notes, 2.125% Convertible Senior Notes and revolving credit facility.

     Stock Purchase. During 2003 and 2004, our Board of Directors authorized us to spend up to $200 million to purchase our common stock, with $100 million of the authorization expiring on December 31, 2004 and the remaining $100 million on December 31, 2005. With these authorizations, we purchased 4,171,300 shares in 2004 for $135.6 million and had $57.3 million remaining authority as of December 31, 2004. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. On January 28, 2005, we announced that the Company will pay a quarterly cash dividend of 15 cents per share to shareholders of record on February 14, 2005. This dividend will approximate $12.9 million and is payable February 28, 2005. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2004:

	Payments Due by Years
			2006-	2008-	After
	Total	2005	2007	2009	2009
	(In thousands)
Debt including interest payments (1)	$720,717	$37,051	$257,472	$182,444	$243,750
Capital lease obligations	16,056	1,968	3,638	1,114	9,336
Operating leases (2)	77,237	13,349	17,744	32,689	13,455
Internal construction projects	14,102	14,102
Deferred acquisition costs	2,000		2,000

Total	$830,112	$66,470	$280,854	$216,247	$266,541

(1)	The debt obligation includes the principal payments and interest payments through the maturity date. For variable-rate debt and variable-rate payment obligations under our interest rate swap agreements, we have computed our obligation based on the rates in effect at December 31, 2004 until maturity. For our Convertible Senior Notes, the holders have the right to require us to purchase the Notes on April 15, 2005. Because we have the ability and intent to finance the purchase with our revolving credit facility, we are including the principal payment and assuming interest is paid through April 21, 2006 (maturity date of credit facility).

(2)	The operating lease obligation includes the annual operating lease payments on our corporate headquarters that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the lease maturity in 2009. At the maturity of the lease, we will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

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

Commitments and Contingencies

     Letters of Credit. We had total letters of credit of $44.2 million at December 31, 2004 which benefit certain third-party insurers, and 98 percent of these letters of credit were related to recorded liabilities.

     Environmental Liabilities. One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been determined. At December 31, 2004, we had $4.5 million accrued in other long-term liabilities based on our current assessment of the likely outcome of the actions, which was reviewed with our outside advisors. At December 31, 2004, there were no receivables related to insurance recoveries.

     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2004, the general and professional liability consisted of short-term reserves of $65.9 million and long-term reserves of $122.5 million. We can give no assurance that this liability will not require material adjustment in future periods.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

♦	Changes in the health care industry because of political and economic influences;

♦	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels or coverage requirements;

♦	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

♦	Changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims;

♦	The ability to attract and retain qualified personnel;

♦	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

♦	Our ability to control operating costs;

♦	Integration of acquired businesses;

♦	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

♦	State regulation of the construction or expansion of health care providers;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. In August 2004, we purchased $50 million principal amount of each of our 7.5% Senior Notes due 2006 and 8% Senior Notes due 2008. The offers were financed with cash on hand. There are no loans outstanding under our revolving credit facility at December 31, 2004.

In May 2003, we entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed- and variable-rate debt. The agreements effectively convert the interest rate on $100 million each of our 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

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

The following table provides information about our significant interest rate risk at December 31, 2004:

								Fair Value
	Expected Maturity Dates							Dec. 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt		$100,000		$150,000		$300,000	$550,000	$610,942
Average interest rate		7.5%		8.0%		5.0%	6.3%

Interest rate swaps – fixed to variable:
Notional amount		$100,000		$100,000			$200,000	$5,021
Pay variable rate		L+ 5.1%		L+ 5.0%			L+ 5.1%
Receive fixed rate		7.5%		8.0%			7.8%

L= six-month LIBOR (approximately 2.8% at December 31, 2004)

The following table provides information about our significant interest rate risk at December 31, 2003:

								Fair Value
	Expected Maturity Dates							Dec. 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt			$150,000		$200,000	$300,000	$650,000	$725,190
Average interest rate			7.5%		8.0%	5.0%	6.5%

Interest rate swaps – fixed to variable:
Notional amount			$100,000		$100,000		$200,000	$4,841
Pay variable rate			L+ 5.1%		L+ 5.0%		L+ 5.1%
Receive fixed rate			7.5%		8.0%		7.8%

L= six-month LIBOR (approximately 1.2% at December 31, 2003)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Manor Care, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 4, 2005

Manor Care, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$32,915	$86,251
Receivables, less allowances for doubtful accounts of $54,532 and $60,652, respectively	425,278	405,213
Prepaid expenses and other assets	24,762	27,484
Deferred income taxes	57,412	66,451

Total current assets	540,367	585,399

Net property and equipment	1,495,152	1,514,250
Goodwill	92,672	87,906
Intangible assets, net of amortization of $4,499 and $4,161, respectively	9,099	9,397
Other assets	203,408	199,759

Total assets	$2,340,698	$2,396,711

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$102,178	$101,481
Employee compensation and benefits	139,900	125,858
Accrued insurance liabilities	102,973	110,186
Income tax payable	4,710	1,410
Other accrued liabilities	49,992	46,560
Long-term debt due within one year	2,501	2,007

Total current liabilities	402,254	387,502

Long-term debt	555,275	659,181
Deferred income taxes	134,518	137,200
Other liabilities	264,492	237,723

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	366,649	357,832
Retained earnings	1,208,493	1,089,577
Accumulated other comprehensive loss	(1,227)	(662)

	1,575,025	1,447,857
Less treasury stock, at cost (25.0 and 22.0 million shares, respectively)	(590,866)	(472,752)

Total shareholders’ equity	984,159	975,105

Total liabilities and shareholders’ equity	$2,340,698	$2,396,711

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Revenues	$3,208,867	$3,029,441	$2,905,448
Expenses:
Operating	2,647,849	2,523,534	2,401,636
General and administrative	140,587	157,566	131,628
Depreciation and amortization	127,821	128,810	124,895
Asset impairment			33,574

	2,916,257	2,809,910	2,691,733

Income before other income (expenses) and income taxes	292,610	219,531	213,715
Other income (expenses):
Interest expense	(42,420)	(41,927)	(37,651)
Early extinguishment of debt	(11,160)
Gain on sale of assets	6,400	3,947	30,651
Equity in earnings of affiliated companies	6,975	7,236	4,761
Interest income and other	2,474	1,625	1,208

Total other expenses, net	(37,731)	(29,119)	(1,031)

Income before income taxes	254,879	190,412	212,684
Income taxes	86,657	71,405	80,820

Income before cumulative effect	168,222	119,007	131,864
Cumulative effect of change in accounting for goodwill			(1,314)

Net income	$168,222	$119,007	$130,550

Earnings per share - basic:
Income before cumulative effect	$1.94	$1.33	$1.34
Cumulative effect			(.01)

Net income	$1.94	$1.33	$1.33

Earnings per share - diluted:
Income before cumulative effect	$1.90	$1.30	$1.33
Cumulative effect			(.01)

Net income	$1.90	$1.30	$1.31 *

Weighted-average shares:
Basic	86,762	89,729	98,165
Diluted	88,725	91,313	99,328
Cash dividends declared per common share	$.56	$.25

* Doesn’t add due to rounding.

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Operating Activities
Net income	$168,222	$119,007	$130,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,821	128,810	124,895
Early extinguishment of debt	11,160
Asset impairment and other non-cash charges			34,888
Provision for bad debts	30,124	29,241	39,997
Deferred income taxes	6,357	62,005	(11,886)
Net gain on sale of assets	(6,400)	(3,947)	(30,651)
Equity in earnings of affiliated companies	(6,975)	(7,236)	(4,761)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(50,778)	(48,299)	(61,239)
Prepaid expenses and other assets	6,264	(7,176)	30,295
Liabilities	43,971	28,059	31,205

Total adjustments	161,544	181,457	152,743

Net cash provided by operating activities	329,766	300,464	283,293

Investing Activities
Investment in property and equipment	(151,071)	(101,230)	(92,490)
Investment in systems development	(2,516)	(3,461)	(4,125)
Acquisitions	(4,025)	(13,276)	(37,331)
Proceeds from sale of assets	55,031	17,991	96,201
Proceeds from sale of minority interests in consolidated entity	2,778

Net cash used in investing activities	(99,803)	(99,976)	(37,745)

Financing Activities
Net repayments under bank credit agreement		(259,300)	(74,700)
Principal payments of long-term debt	(107,075)	(14,578)	(5,983)
Proceeds from issuance of senior notes		299,372
Payment of financing costs and debt prepayment premium	(11,181)	(7,444)
Purchase of common stock for treasury	(135,564)	(145,105)	(162,057)
Dividends paid	(49,306)	(22,284)
Proceeds from exercise of stock options	19,827	4,548	1,055

Net cash used in financing activities	(283,299)	(144,791)	(241,685)

Net increase (decrease) in cash and cash equivalents	(53,336)	55,697	3,863
Cash and cash equivalents at beginning of period	86,251	30,554	26,691

Cash and cash equivalents at end of period	$32,915	$86,251	$30,554

See accompanying notes.

Manor Care, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive			Total
	Common	in Excess	Retained	Income	Treasury Stock		Shareholders’
	Stock	of Par Value	Earnings	(Loss)	Shares	Amount	Equity
			(In thousands, except per share data)
Balance at January 1, 2002	$1,110	$348,199	$878,250	$328	(8,742)	$(181,349)	$1,046,538

Vesting of restricted stock		799					799
Purchase of treasury stock					(7,468)	(164,177)	(164,177)
Exercise of stock options			(2,505)		229	4,875	2,370
Tax benefit from stock transactions		306					306

Comprehensive income:
Net income			130,550
Other comprehensive income (loss), net of tax:
Unrealized loss on investments				(262)
Minimum pension liability				(114)
Amortization of derivative loss				37
Total comprehensive income							130,211

Balance at December 31, 2002	1,110	349,304	1,006,295	(11)	(15,981)	(340,651)	1,016,047

Issue and vesting of restricted stock		(2,104)	(320)		175	3,601	1,177
Purchase of treasury stock					(7,598)	(164,592)	(164,592)
Exercise of stock options		463	(13,121)		1,385	28,890	16,232
Tax benefit from stock transactions		10,169					10,169
Cash dividends declared ($.25 per share)			(22,284)				(22,284)

Comprehensive income:
Net income			119,007
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(212)
Minimum pension liability				(476)
Amortization of derivative loss				37
Total comprehensive income							118,356

Balance at December 31, 2003	1,110	357,832	1,089,577	(662)	(22,019)	(472,752)	975,105

Issue and vesting of restricted stock		(752)			133	2,660	1,908
Purchase of treasury stock					(4,446)	(145,269)	(145,269)
Exercise of stock options		2,818			1,289	24,495	27,313
Tax benefit from stock transactions		6,751					6,751
Cash dividends declared ($.56 per share)			(49,306)				(49,306)

Comprehensive income:
Net income			168,222
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(535)
Minimum pension liability				(67)
Amortization of derivative loss				37
Total comprehensive income							167,657

Balance at December 31, 2004	$1,110	$366,649	$1,208,493	$(1,227)	(25,043)	$(590,866)	$984,159

See accompanying notes.

Manor Care, Inc.

Notes to Consolidated Financial Statements

1. Accounting Policies

Nature of Operations

Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 344 centers in 31 states with 62 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 97 offices located in 24 states. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 89 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. In addition, the Company is a majority owner in a medical transcription business, which converts medical dictation into electronically formatted patient records.

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

The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the investee. The Company had three significant equity investments at December 31, 2004. The Company has a 50 percent ownership and voting interest in a pharmacy partnership, with the other partner having the remaining interest. The Company has a 20 percent ownership and voting interest in two separate hospitals, with the other partner/shareholder having the remaining interest.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

For private pay patients in skilled nursing or assisted living facilities, the Company bills in advance for the following month with the remittance being due on the 10th day of the month the services are performed. Episodic Medicare payments for home health services are also received in advance of the services being rendered. All advance billings are recognized as revenue when the services are performed.

Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives. Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits, reviews or investigations. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $15.8 million and $10.7 million receivable at December 31, 2004 and 2003, respectively. Changes in estimates to net third-party settlements receivable resulted in an $11.1 million increase to revenues for the year ended December 31, 2003.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on certain factors, such as pay type, historical collection trends and aging categories. The percentage that is applied to the receivable balances is based on the Company’s historical experience and time limits, if any, for each particular pay source, such as private, insurance, Medicare and Medicaid.

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

Goodwill

Beginning January 1, 2002, goodwill is no longer amortized but is subject to periodic impairment testing. See Note 4 for further discussion of the required change in accounting principle.

Intangible Assets

Intangible assets of businesses acquired are amortized by the straight-line method over five years for non-compete agreements and 40 years for management contracts.

Impairment of Long-Lived Assets

The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. If these factors and the projected undiscounted cash flows of the business over the remaining useful life indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 2 for further discussion of impairment charges in 2002.

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

Insurance Liabilities

The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state. In addition, for the policy period beginning June 1, 2004, the Company formed a captive insurance entity to provide a coverage layer of $12.5 million in excess of $12.5 million per claim. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Based on the Company’s historical data and other actuarial trends, the Company’s independent actuary provides a range of the indicated loss reserve levels. Consistent with the independent actuary’s analysis and review of recent claims, cost and other trends, management determines the appropriate reserve. Any adjustments resulting from this review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to eight years. See Note 11 for further discussion.

The Company’s workers’ compensation insurance consists of a combination of insured and self-insured programs and limited participation in certain state programs. The Company is responsible for $500,000 per occurrence and maintains insurance above this amount for self-insured programs. The Company records an estimated liability for losses attributable to workers’ compensation claims based on internal evaluations and an analysis of claim history. The estimates are based on loss claim data, trends and assumptions. Claims are paid over varying periods, which range from one to eight years. At December 31, 2004 and 2003, the workers’ compensation liability consisted of short-term reserves of $23.7 million and $26.5 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $41.5 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $26.6 million, $38.9 million and $53.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, which was included in operating expense.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $16.8 million, $14.3 million and $13.7 million in advertising costs for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
	(In thousands, except earnings per share)
Net income – as reported	$168,222	$119,007	$130,550
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,522)	(9,495)	(6,972)

Net income – pro forma	$163,700	$109,512	$123,578

Earnings per share – as reported:
Basic	$1.94	$1.33	$1.33
Diluted	$1.90	$1.30	$1.31
Earnings per share – pro forma:
Basic	$1.89	$1.22	$1.26
Diluted	$1.84	$1.20	$1.25

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	1.6%	0.9%	0%
Expected volatility	37%	39%	40%
Risk-free interest rate	2.9%	2.8%	4.1%
Expected life (in years)	4.2	4.4	4.6
Weighted-average fair value	$10.07	$7.40	$7.65

The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income (income available to common shareholders) by the weighted-average number of common shares outstanding, excluding non-vested restricted stock, during the period. The numerator for diluted EPS is computed by adding net income and the after-tax amount of interest expense on the convertible senior notes accounted for under the if-converted method. The denominator for diluted EPS includes the basic weighted-average shares as well as the potential dilution that could occur upon exercise of outstanding non-qualified stock options, restricted stock that has not vested and assumed conversion of contingently convertible senior notes. The convertible senior notes that, upon conversion, provide for the total value of the notes to be settled in the Company’s common stock are included in diluted EPS under the if-converted method. The convertible senior notes that, upon conversion, provide for the principal amount to be settled in cash and the excess value, if any, to be settled in the Company’s common stock are included in diluted EPS under the treasury stock method when the average stock price exceeds the conversion price of $31.12.

The inclusion of the Company’s contingently convertible senior notes in its diluted EPS is a result of the recent Emerging Issues Task Force (EITF) consensus. In the fourth quarter of 2004, the FASB ratified EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which was required to be applied to reporting periods ending after December 15, 2004. EITF Issue No. 04-8 requires companies to include contingently convertible notes in diluted earnings per share regardless of whether the market price trigger has been met. The Company completed an exchange offer to modify the terms of its convertible senior notes prior to adoption of the consensus in order to reduce the number of shares of common stock issued upon conversion. See Note 7 for additional discussion. The Company was required to restate diluted earnings per share for all periods from the date the notes were issued based upon the modified terms and the effect was not material.

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

New Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) replaces APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement No. 95, “Statement of Cash Flows.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma footnote disclosure is no longer an alternative to financial statement recognition. The Statement is effective for the Company beginning July 1, 2005, but early adoption is permitted in periods in which financial statements have not been issued. There are two transition alternatives, modified-prospective and modified-retrospective. Under the modified-prospective method, the Company will be required to recognize compensation cost in the financial statements on the date of adoption. Under the modified-retrospective method, the Company will be required to restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under Statement 123. The Company will be permitted to apply the modified-retrospective method either to all periods presented or to the start of the fiscal year in which Statement 123(R) is adopted.

In addition, Statement 123(R) requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management expects to adopt this Statement under the modified-prospective-transition method but has not determined the impact of adoption.

2. Asset Impairment

During the Company’s quarterly reviews of long-lived assets in 2002, management determined that certain assets were impaired by $33.6 million. The impairment consisted of $17.8 million for long-term care facilities, $2.8 million for non-strategic land parcels, $7.6 million for assets held for sale and $5.4 million for its vision business.

Management assesses quarterly whether any of its long-term care facilities are impaired. The Company considers indicators of impairment to be either market conditions or negative cash flows. The various market conditions include the litigation environment, deterioration of the areas in which the facilities are located, deteriorating state government reimbursement, condition of the physical plant and excess bed capacity. During the spring of 2002, the Company engaged in a portfolio management review. The Company’s new portfolio management strategy included evaluating as divestiture targets older assets, poor or declining financial performers, geographically isolated facilities with lower per diem revenues, facilities operating in a state with low Medicaid reimbursement, and facilities in states with punitive regulatory/survey and/or an unfavorable litigation climate. The Company also looked at alternatives for moving beds from underperforming facilities to locations where demand would fill them or combining assets of locations in the same geography into a single location.

The long-term care facilities that were impaired as part of this strategy included seven skilled nursing facilities and three assisted living facilities. Of these 10, various market conditions were considered, which resulted in the impairment of eight facilities. These impairments were based on management’s judgment and independent real estate broker valuations. The remaining two facilities had a history of negative cash flows for more than three years. The results of operations could not be improved even after changing facility management several times. As of December 31, 2004, the Company closed one facility, sold six facilities and is currently operating the other three facilities. The carrying values of the 10 facilities were reduced by $17.8 million to their estimated fair values of $16.5 million. The estimated fair values were determined based on comparable sales values. The carrying values of 12 land parcels exceeded their estimated fair values by $2.8 million. The fair values were based on estimated sales values under current market conditions.

During 2002, the Company received offers on all 13 of the assisted living facilities that had been held for sale. The offers, less the cost to sell, were less than the carrying value on 12 of these facilities and required a writedown of the asset values by $8.3 million to their estimated fair values of $44.8 million. The Company sold two of the facilities in the fourth quarter of 2002 for $5.5 million. The remaining 11 facilities did not have final purchase agreements at December 31, 2002 and were transferred to property and equipment, which required a reversal of $0.7 million of expense previously recorded for estimated selling costs. The Company continued to successfully operate these 11 facilities at December 31, 2004.

The Company decided that the vision business was no longer a long-term strategy. Because of this decision, the non-compete and management contracts were impaired and written down by $5.4 million. The fair value of the management contracts was determined based on a discounted cash flow or a multiple of projected earnings.

3. Acquisitions/Divestitures

During 2004, the Company divested 21 non-strategic long-term care facilities that it operated and two facilities that had been leased to others. A total of 15 of these facilities were sold for $52.7 million, realizing a net gain of $6.2 million. The remaining eight facilities were divested as a result of lease expiration, lease assignment or conversion into a long-term acute care hospital. The results of operations of the divested facilities are not material to the consolidated results of operations.

On April 30, 2002, the Company completed the sale of its Mesquite, Texas acute care hospital to Health Management Associates, Inc. (HMA) for $79.7 million in cash. Separately, the Company invested $16.0 million to acquire 20 percent of the HMA entity owning the hospital. The total gain on the sale of the hospital was $38.8 million. The Company recorded a pretax gain of $31.1 million and deferred $7.7 million, or 20 percent, of the gain. Simultaneously, the Company acquired for $16.0 million a 20 percent interest in an HMA entity that had recently acquired another hospital in Mesquite, Texas.

The Company also paid $4.0 million, $13.3 million and $5.3 million in 2004, 2003 and 2002, respectively, for the acquisition of skilled nursing facilities, rehabilitation therapy businesses, hospice and home health businesses, and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired businesses were included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.

4. Goodwill and Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” that the Company adopted January 1, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has no indefinite-lived intangible assets. The Company completed its initial impairment test, which resulted in an impairment loss of $1.3 million related to the Company’s vision business. The impairment loss, with no tax effect, was recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting principle.

The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
		(In thousands)
Balance at January 1, 2003	$8,491	$23,613	$53,710	$85,814
Goodwill from acquisitions		674	1,418	2,092

Balance at December 31, 2003	8,491	24,287	55,128	87,906
Goodwill from acquisitions	675	3,291	800	4,766

Balance at December 31, 2004	$9,166	$27,578	$55,928	$92,672

5. Revenues

The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $2.2 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues for certain health care services are as follows:

	2004	2003	2002
	(In thousands)
Skilled nursing and assisted living services	$2,708,201	$2,590,423	$2,496,530
Hospice and home health services	383,869	329,462	284,546
Rehabilitation services (excluding intercompany revenues)	85,306	81,305	83,234
Hospital care			21,344
Other services	31,491	28,251	19,794

	$3,208,867	$3,029,441	$2,905,448

6. Property and Equipment

Property and equipment consist of the following:

	2004	2003
	(In thousands)
Land and improvements	$233,227	$241,461
Buildings and improvements	1,632,564	1,655,338
Equipment and furnishings	320,233	319,285
Capitalized leases	23,928	22,800
Construction in progress	54,115	30,404

	2,264,067	2,269,288
Less accumulated depreciation	768,915	755,038

Net property and equipment	$1,495,152	$1,514,250

Depreciation expense, including amortization of capitalized leases, amounted to $121.5 million, $120.6 million and $115.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated depreciation included $10.3 million and $9.4 million at December 31, 2004 and 2003, respectively, relating to capitalized leases.

Capitalized systems development costs of $33.9 million and $32.9 million at December 31, 2004 and 2003, respectively, net of accumulated amortization of $17.9 million and $16.5 million, respectively, are included in other assets. Amortization expense related to capitalized systems development costs amounted to $5.9 million, $7.1 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. Debt

Debt consists of the following:

	2004	2003
	(In thousands)
Senior Notes:
7.5%, due June 15, 2006 (1)(2)	$98,037	$148,048
8%, due March 1, 2008 (2)	146,884	196,966
6.25%, due May 1, 2013 (1)	199,480	199,416
Convertible Senior Notes, 2.125%, due April 15, 2023: (3)
Old Notes	6,561	100,000
New Notes	93,439
Other debt	5,099	11,822
Capital lease obligations	8,276	4,936

	557,776	661,188
Less amounts due within one year	2,501	2,007

Long-term debt	$555,275	$659,181

(1) Net of discount

(2)Net of fair value adjustment related to interest rate swap agreements. See Notes 1 and 8.

(3) Interest rate increased to 2.625% from Aug. 20, 2003 through Dec. 31, 2008

The Company has a three-year $200 million revolving credit facility with a group of banks that matures April 21, 2006. Loans under the credit facility are guaranteed by substantially all of the Company’s subsidiaries. This credit agreement contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock, dispose of assets and make acquisitions.

Loans under the credit facility bear interest at variable rates that reflect, at the election of the Company, the agent bank’s base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio. The credit facility also provides for a fee on the total amount of the facility, depending on the performance of the same key ratio. In addition to direct borrowings, the credit facility may be used to support the issuance of up to $100 million of letters of credit. As of December 31, 2004, there were no loans outstanding under this agreement. After consideration of usage for letters of credit, there was $155.8 million available for future borrowing.

In November 2004, the Company commenced an exchange offer for its 2.125% Convertible Senior Notes because of the ratification of EITF Issue No. 04-8 (as discussed in Note 1) that required contingently convertible securities to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger had been met. The Company offered to exchange Old Notes for New Notes with a net share settlement provision, which allowed the Company to substitute cash for the principal value portion of the conversion value due holders of the New Notes, thereby reducing the number of shares of common stock issued upon conversion. In December 2004, the Company exchanged $93.4 million in principal amount of Old Notes for $93.4 million principal amount of New Notes plus an exchange fee of 0.25 percent of the principal amount of the Old Notes exchanged. In addition, the Company is now required to pay in cash the purchase price to New Note holders upon redemption on certain dates or in connection with certain events.

The Company may not redeem the Convertible Senior Notes before April 15, 2010. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the Convertible Senior Notes under certain circumstances. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material. The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company’s common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Old Notes may convert their notes into shares of the Company’s common stock or the holders of the New Notes may convert their notes into cash for the principal value and into shares of the Company’s common stock for the excess value, if any, prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales price of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the notes have been called for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the notes decline to certain levels. The holders of the Convertible Senior Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes, with the first such date being April 15, 2005. On the initial repurchase date, the Company is required to pay in cash. On the other specified dates, the Company is required to pay the New Notes in cash but the Company may elect to satisfy the repurchase of the Old Notes in whole or in part with common stock rather than cash.

During August 2004, the Company purchased $50 million of the 7.5% Senior Notes issued by its wholly owned subsidiary and $50 million of its 8% Senior Notes, pursuant to previously announced cash tender offers. The offers were financed with cash on hand.The Company recorded costs of $11.2 million related to these tender offers, including $10.5 million for the prepayment premium, $0.4 million for fees and expenses, and $0.3 million for the write-off of deferred financing costs.

Substantially all of the Company’s subsidiaries guarantee the 6.25% Senior Notes, 2.125% Convertible Senior Notes and 8% Senior Notes, and these subsidiaries are 100 percent owned. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. The parent company has no independent assets or operations. A subsidiary of the Company issued the 7.5% Senior Notes that are guaranteed by the Company and substantially all of the Company’s subsidiaries.

The interest rates on other long-term debt are all variable and approximate 4.0 percent. Maturities range from 2008 to 2009. Owned property with a net book value of $17.9 million is pledged or mortgaged. Interest paid, primarily related to debt, amounted to $40.8 million, $37.7 million and $38.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized interest costs amounted to $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Debt maturities for the five years subsequent to December 31, 2004 are as follows: 2005 – $2.6 million; 2006 – $202.7 million; 2007 – $2.5 million; 2008 – $151.6 million; and 2009 – $0.3 million. The Company may be required to redeem $100 million of Convertible Senior Notes from its holders on April 15, 2005, which the Company is required to pay in cash. The Company has the ability and intent to finance the redemption with its revolving credit facility that matures April 21, 2006. As a result, the Convertible Senior Notes are included as a maturity in 2006.

8. Derivative Financial Instruments and Fair Value of Financial Instruments

In May 2003, the Company entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed- and variable-rate debt. These fair value hedge agreements effectively convert the interest rate on $100 million each of the Company’s 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread.

The carrying amount and fair value of the financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Cash and cash equivalents	$32,915	$32,915	$86,251	$86,251
Debt, excluding capitalized leases	549,500	616,040	656,252	737,012
Interest rate swap agreements in payable position	5,021	5,021	4,841	4,841

The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.

The fair value of the Senior Notes is based on quoted market values. The Company’s variable-rate debt is considered to be at fair value. The interest rate swap agreements are recorded at fair value based on valuations from third-party financial institutions.

9. Leases

The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. The Company’s corporate headquarters is leased by its subsidiary, and the Company has guaranteed its subsidiary’s obligations thereunder. The lease obligation includes the annual operating lease payments that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the maturity in 2009. At the maturity of the lease, the Company’s subsidiary will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2004 are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
2005	$13,349	$1,968
2006	9,944	1,985
2007	7,800	1,653
2008	6,403	596
2009	26,286	518
Later years	13,455	9,336

Total minimum lease payments	$77,237	16,056

Less amount representing interest		7,780

Present value of net minimum lease payments (included in long-term debt – see Note 7)		$8,276

Rental expense was $21.4 million, $24.0 million and $24.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Income Taxes

The provision for income taxes consists of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal	$68,492	$7,916	$78,829
State and local	11,808	1,484	13,877

	80,300	9,400	92,706

Deferred:
Federal	7,384	55,827	(9,579)
State and local	(1,027)	6,178	(2,307)

	6,357	62,005	(11,886)

Provision for income taxes before cumulative effect	$86,657	$71,405	$80,820

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes before cumulative effect is as follows:

	2004	2003	2002
	(In thousands)
Income taxes computed at statutory rate	$89,208	$66,645	$74,439
Differences resulting from:
State and local income taxes	7,008	4,980	7,521
Adjustment to prior years’ estimated tax liabilities	(8,912)
Other	(647)	(220)	(1,140)

Provision for income taxes before cumulative effect	$86,657	$71,405	$80,820

The Internal Revenue Service has examined the Company’s federal income tax returns through 2001, and appropriate adjustments have been made to prior years’ estimated tax liabilities. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Accrued insurance liabilities	$93,337	$92,616
Employee compensation and benefits	56,922	50,431
Allowances for receivables and settlements	10,788	9,500
Capital loss carryforward	4,050	10,996
Net operating loss carryforward	1,985	3,223
Other	3,758	6,702

	$170,840	$173,468

Deferred tax liabilities:
Depreciable/amortizable assets	$184,670	$185,651
Leveraged leases	25,333	27,993
Pension receivable	12,568	11,371
Other	25,375	19,202

	$247,946	$244,217

Net deferred tax liabilities	$(77,106)	$(70,749)

At December 31, 2004, the Company had approximately $4.0 million of net operating loss carryforward for tax purposes, and the maximum amount to be used in 2005 is $3.7 million. At December 31, 2004, the Company had approximately $10.8 million of capital loss carryforward that expires in 2006. The Company expects to realize capital gains to offset the capital loss carryforward from the disposition of property in the ordinary course of business and other corporate strategies. Income taxes paid, net of refunds, amounted to $68.0 million, $9.3 million and $114.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Commitments/Contingencies

One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At December 31, 2004 and 2003, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At December 31, 2004 and 2003, there were no receivables related to insurance recoveries.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At December 31, 2004 and 2003, the general and professional liability consisted of short-term reserves of $65.9 million and $69.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $122.5 million and $107.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $78.7 million, $87.9 million and $82.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.

As of December 31, 2004, the Company had contractual commitments of $14.1 million relating to its internal construction program. As of December 31, 2004, the Company had total letters of credit of $44.2 million that benefit certain third-party insurers, and 98 percent of these letters of credit related to recorded liabilities.

12. Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	2004	2003	2002
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$168,222	$119,007	$131,864
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	108	70

Numerator for diluted EPS	$168,330	$119,077	$131,864

Denominator:
Denominator for basic EPS – weighted- average shares	86,762	89,729	98,165
Effect of dilutive securities:
Stock options	1,114	1,017	872
Non-vested restricted stock	469	373	291
Convertible Senior Notes	380	194

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	88,725	91,313	99,328

EPS – income before cumulative effect
Basic	$1.94	$1.33	$1.34
Diluted	$1.90	$1.30	$1.33

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 1.1 million shares with an average exercise price of $36 in 2004, 2.3 million shares with an average exercise price of $28 in 2003 and 2.1 million shares with an average exercise price of $32 in 2002.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2004 include a minimum pension liability of $1.1 million and derivative loss of $0.1 million.

The components of other comprehensive loss are as follows:

	2004	2003	2002
	(In thousands)
Unrealized gain (loss) on investments, net of tax (benefit) of $4, $461 and $(175), respectively	$7	$763	$(262)
Reclassification adjustment for gains on investments included in net income, net of tax of $326 and $624, respectively	(542)	(975)
Minimum pension liability, net of tax benefit of $35, $285 and $75, respectively	(67)	(476)	(114)
Amortization of derivative loss, net of tax benefit of $25, $25 and $25, respectively	37	37	37

Other comprehensive loss	$(565)	$(651)	$(339)

14. Stock Plans

The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock and stock appreciation rights to key employees, consultants and directors. The Equity Plan increased the number of shares authorized for issuance by 6,000,000 shares up to a total of 10,000,000 shares, with no more than 3,750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 6,730,599 and 1,545,826 shares available for future awards at December 31, 2004 and 2003, respectively. Employees delivered shares to the Company to cover the payment of the option price and related tax withholdings of the option exercise valued at $9.7 million, $19.5 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The outside directors were awarded restricted stock rather than stock options beginning in 2004. Outside directors and certain executive officers were issued 133,000 and 175,000 restricted shares in 2004 and 2003, respectively, with a weighted-average fair value of $34.30 and $18.75, respectively, that vest at retirement. When restricted shares are issued, unearned compensation is recorded as a reduction of shareholders’ equity and charged to expense over the vesting period. Unearned restricted stock compensation was $10.8 million and $8.2 million at December 31, 2004 and 2003, respectively. Compensation expense related to restricted stock was $1.9 million,

$1.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. The options for key employees vest between three and five years, and the options for outside directors vest immediately.

The following table summarizes activity in the Company’s stock option plans for the three-year period ended December 31, 2004:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2002	6,064,059	$20.33
Options granted	1,014,157	19.83
Options forfeited	(109,925)	24.56
Options expired	(84,255)	20.67
Options exercised	(229,550)	20.34

Options outstanding at December 31, 2002	6,654,486	20.52
Options granted	1,341,403	23.27
Options forfeited	(104,050)	26.33
Options expired	(150)	11.58
Options exercised	(1,384,812)	11.43

Options outstanding at December 31, 2003	6,506,877	22.93
Options granted	682,227	34.77
Options forfeited	(64,375)	32.63
Options expired	(375)	18.00
Options exercised	(1,289,077)	21.19

Options outstanding at December 31, 2004	5,835,277	24.60

Options exercisable at
December 31, 2002	2,486,748	$27.39
December 31, 2003	3,300,552	26.62
December 31, 2004	3,833,277	25.61

The following tables summarize information about options outstanding and options exercisable at December 31, 2004:

Options Outstanding

			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise	Number	Exercise	Contractual
Prices	Outstanding	Price	Life in Years
$ 5 - $10	278,000	$7.00	5.5
$10 - $20	2,873,300	19.05	6.9
$20 - $30	652,265	26.32	4.3
$30 - $45	2,031,712	34.29	4.8

	5,835,277	24.60	5.8

Options Exercisable

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price
$ 5 - $10	278,000	$7.00
$10 - $20	1,348,300	19.10
$20 - $30	652,265	26.32
$30 - $45	1,554,712	34.28

	3,833,277	25.61

15. Employee Benefit Plans

The Company has two qualified and one non-qualified defined benefit pension plans included in the tables below. Two of the plans’ future benefits are frozen. As of the measurement date (December 31), the status of the plans is as follows:

Obligations and Funded Status

	2004	2003
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$42,948	$34,576
Service cost	220	261
Interest cost	2,341	2,583
Amendments		459
Actuarial loss	212	9,363
Benefits paid	(5,304)	(4,294)

Benefit obligation at end of year	40,417	42,948

Change in plan assets
Fair value of plan assets at beginning of year	47,073	42,972
Actual return on plan assets	5,952	7,993
Employer contribution	612	402
Benefits paid	(5,304)	(4,294)

Fair value of plan assets at end of year	48,333	47,073

Excess funded status of the plans	7,916	4,125
Unrecognized transition asset	(164)	(212)
Unrecognized prior service cost	384	421
Unrecognized net actuarial loss	23,909	25,580

Prepaid benefit cost	$32,045	$29,914

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$32,017	$29,733
Accrued benefit cost	(1,773)	(1,518)
Accumulated other comprehensive loss	1,801	1,699

Net amount recognized	$32,045	$29,914

Additional information
Accumulated benefit obligation for all plans	$40,376	$42,894
Increase in minimum liability included in accumulated other comprehensive loss	102	761

Pension plans with an accumulated benefit obligation in excess of plan assets

	2004	2003
	(In thousands)
Projected benefit obligation	$4,279	$4,174
Accumulated benefit obligation	4,238	4,120
Fair value of plan assets	1,676	1,327

Components of net pension income

	2004	2003	2002
	(In thousands)
Service cost	$220	$261	$215
Interest cost	2,341	2,583	2,409
Expected return on plan assets	(4,777)	(4,788)	(5,761)
Amortization of unrecognized transition asset	(48)	(48)	(48)
Amortization of prior service cost	37	37
Amortization of net loss	709	587	23

Net pension income	$(1,518)	$(1,368)	$(3,162)

Disclosure Assumptions

	2004	2003
For determining benefit obligations at year end:
Discount rate	6.00%	6.25%
Rate of compensation increase	5.00	5.00

	2004	2003	2002
For determining net pension income for the year:
Discount rate	6.25%	6.75%	7.50%
Expected return on assets	9.00	9.00	10.00
Rate of compensation increase	5.00	5.00	5.00

The rate of compensation increase only applies to one qualified plan, as the other plans’ future benefits are frozen. The expected long-term rate of return on plan assets is based on the approximate weighted-average historical trend.

Plan Asset Allocation

The Company’s asset allocations by asset category are as follows:

	2004	2003
Equity securities	70%	72%
Debt securities	29	27
Other	1	1

	100%	100%

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

Cash Flows

The expected benefit payments for the 10 years subsequent to December 31, 2004 are as follows: 2005 – $2.8 million; 2006 – $2.9 million; 2007 – $2.9 million; 2008 – $3.1 million; 2009 – $3.0 million; and 2010-2014 – $14.8 million.

The Company has a senior executive retirement plan, which is a non-qualified plan designed to provide pension benefits and death benefits for certain officers. Pension benefits are based on compensation and length of service, and the plan is partially funded through collateral assignment split-dollar life insurance arrangements. Under these arrangements, the officers are owners of the life insurance policies subject to an assignment to the Company of an interest in the policy cash value equal to the premiums paid by the Company. Because of the possible interpretation that the Company’s future payment of premiums on these policies would be considered a prohibited loan under the Sarbanes-Oxley Act of 2002, the Company suspended future premium payments following the passage of that Act. Policy dividend values are currently being used to pay the required portion of the annual premiums.

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

The Company’s share of the cash surrender value of the policies was $50.4 million and $51.1 million at December 31, 2004 and 2003, respectively, and was included in other assets. The accrued liability was $31.0 million and $28.1 million at December 31, 2004 and 2003, respectively, and was included in other long-term liabilities. The expense for this plan amounted to $4.9 million, $4.9 million and $14.3 million (including the charge discussed above) for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company maintains a savings program qualified under Section 401(k) of the Internal Revenue Code (401(k)) and three non-qualified, deferred compensation programs. The Company contributes up to a maximum matching contribution of 3 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $11.9 million, $15.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The expense is not consistent from year to year primarily due to the increase or decrease in earnings on the non-qualified, deferred compensation programs.

16. Shareholder Rights Plan

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

17. Segment Information

The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the Other category include services for rehabilitation, hospital care and other services. The Company’s hospital was sold on April 30, 2002. Asset information, including capital expenditures, is not reported by segment by the Company.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance and allocates resources based on operating margin, which represents revenues less operating expenses. The operating margin does not include general and administrative expenses, depreciation and amortization, asset impairment, other income and expense items, and income taxes.

The Other category is not comparative as the Company sold its hospital on April 30, 2002 and recorded $8.4 million of operating expenses in 2003 related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of MCA for the period 1992-1998. The settlement was finalized and paid in 2004.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Year ended December 31, 2004
Revenues from external customers	$2,708,201	$383,869	$116,797	$3,208,867
Intercompany revenues			69,142	69,142
Depreciation and amortization	121,210	2,979	3,632	127,821
Operating margin	479,858	71,145	10,015	561,018

Year ended December 31, 2003
Revenues from external customers	$2,590,423	$329,462	$109,556	$3,029,441
Intercompany revenues			60,798	60,798
Depreciation and amortization	120,258	3,951	4,601	128,810
Operating margin	435,942	62,031	7,934	505,907

Year ended December 31, 2002
Revenues from external customers	$2,496,530	$284,546	$124,372	$2,905,448
Intercompany revenues			58,717	58,717
Depreciation and amortization	115,569	3,148	6,178	124,895
Operating margin	444,220	45,892	13,700	503,812

Manor Care, Inc.

Supplementary Data (Unaudited)
Summary of Quarterly Results

	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$797,338	$799,135	$806,818	$805,576	$3,208,867
Income before other income (expenses) and income taxes	71,442	73,996	77,427	69,745	292,610
Net income	41,090	40,135	39,075	47,922	168,222

Earnings per share:
Basic	$.47	$.46	$.45	$.56	$1.94
Diluted	$.45	$.45	$.45	$.55	$1.90

	Year ended December 31, 2003
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$730,520	$750,586	$761,279	$787,056	$3,029,441
Income before other income (expenses) and income taxes	56,650	39,062	54,337	69,482	219,531
Net income	31,128	18,919	31,039	37,921	119,007

Earnings per share:
Basic	$.33	$.21	$.35	$.43	$1.33
Diluted	$.33	$.21	$.35	$.42	$1.30

Diluted earnings per share (EPS) for the first quarter of 2004 and the year 2003 differs from the amounts reported in the respective Form 10-Q and 10-K due to the restatement of EPS for the Company’s convertible senior notes for periods since the issuance of the notes in April 2003 in accordance with the Emerging Issues Task Force Issue No. 04-8. The other periods did not change. See Note 1 to the consolidated financial statements for further discussion of the restatement.

In the third quarter of 2004, the Company recorded costs of $11.2 million ($7.0 million after tax) related to the early extinguishment of $100 million of senior notes. In the third and fourth quarters of 2004, the Company recorded a decrease to income taxes of $1.7 million and $6.6 million, respectively, due to adjustment of prior years’ estimated federal and state tax liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting in the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Paul A. Ormond	/s/ Geoffrey G. Meyers
Paul A. Ormond	Geoffrey G. Meyers
Chairman, President	Executive Vice President and
and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Manor Care, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manor Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Manor Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 4, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

We incorporate by reference the information on our directors under the heading “Item 1 - Election of Directors” in our Proxy Statement, which we will file pursuant to Regulation 14A with the Commission prior to April 30, 2005.

Executive Officers

See the “Executive Officers of the Registrant” section on pages 12-13 under Item 1, Business, for the names, ages, offices and positions held during the last five years of each of our executive officers.

Audit Committee and Audit Committee Financial Expert

We incorporate by reference the information on our audit committee and audit committee financial expert under the heading “Item 1 - Election of Directors – Board Meetings and Committees of the Board” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

Section 16(a) Compliance

We incorporate by reference the information on our Section 16(a) compliance under the heading “Security Ownership of Certain Management and Beneficial Owners – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

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

Item 11. Executive Compensation

We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

We incorporate by reference information on securities authorized for issuance under our equity compensation plans under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

Item 13. Certain Relationships and Related Transactions

We incorporate by reference information on certain relationships and related transactions under the heading “Item 1 - Election of Directors – Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

Item 14. Principal Accounting Fees and Services

We incorporate by reference information on Ernst & Young LLP’s fees and services under the heading “Fees to Independent Registered Public Accounting Firm” in our Proxy Statement, which we will file with the Commission prior to April 30, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:

Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 76:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.

Schedule II - Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs	Deduc-		Balance
	Beginning	and	tions	Other	at End of
	of Period	Expenses	(Note 1)	(Note 2)	Period
	(In thousands)
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,652	$29,974	$(36,094)		$54,532

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,093	$29,091	$(28,532)		$60,652

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$68,827	$37,185	$(42,724)	$(3,195)	$60,093

(1)	Uncollectible accounts written off, net of recoveries.

(2)	For the year ended December 31, 2002, the deduction represented the allowance for doubtful accounts of the Company’s hospital that was sold on April 30, 2002.

Exhibits

S-K Item 601
No.		Document
2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

3.1	—	Certificate of Incorporation including all amendments (filed as Exhibit 3.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

3.2	—	Amended and Restated By-laws of Manor Care, Inc. (filed as Exhibit 3.1 to Manor Care, Inc.’s Form 8-K filed February 7, 2005 and incorporated herein by reference)

4.1	—	Rights Agreement, dated as of May 2, 1995, between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 1 to HCR’s Registration Statement on Form 8-A and incorporated herein by reference)

4.2	—	Amendment to Rights Agreement dated June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.3 to HCR’s Form 8-K filed on June 16, 1998 and incorporated herein by reference)

4.3	—	Second Amendment to Rights Agreement dated as of June 10, 1998 between Health Care and Retirement Corporation and Harris Trust and Savings Bank (filed as Exhibit 4.1 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference)

4.4	—	Third Amendment to Rights Agreement dated as of March 11, 2000 between Manor Care, Inc., as successor to Health Care and Retirement Corporation, and Harris Trust and Savings Bank (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on March 14, 2000 and incorporated herein by reference)

4.5	—	Registration Rights Amendment dated as of September 25, 1998 between HCR Manor Care, Inc. and Stewart Bainum, Stewart Bainum, Jr., Bainum Associates Limited Partnership, MC Investment Limited Partnership, Realty Investment Company, Inc., Mid Pines Associates Limited Partnership, The Stewart Bainum Declaration of Trust and The Jane L. Bainum Declaration of Trust (filed as Exhibit 4.2 to HCR Manor Care, Inc.’s Form 8-K filed on October 1, 1998 and incorporated herein by reference)

4.6	—	Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care of America, Inc.’s (MCA), formerly known as Manor Care, Inc., Form 8-K dated June 4, 1996 and incorporated herein by reference)

4.7	—	Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.2 to MCA’s Form 8-K dated June 4, 1996 and incorporated herein by reference)

4.8	—	Indenture dated as of May 8, 2002 between Manor Care, Inc., the Subsidiary Guarantors Parties Hereto and National City Bank as Trustee (filed as Exhibit 4.11 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

S-K Item 601
No.		Document
4.9	—	Indenture for 6.25% Senior Notes due 2013, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-4, File No. 333-107399 and incorporated herein by reference)

4.10	—	Indenture for 2.125% Convertible Senior Notes due 2023, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-107481 and incorporated herein by reference)

4.11	—	Amendment to Indenture for 2.125% Convertible Senior Notes due 2023, dated as of August 7, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.4 to Manor Care, Inc.’s Registration Statement for Amendment No. 1 to Form S-3, File No. 333-107481 and incorporated herein by reference)

4.12	—	Form of Indenture for 2.125% Convertible Senior Notes due 2023 (“New Notes”), dated as of December 2004, among Manor Care, Inc., the subsidiary guarantors parties hereto and U.S. Bank Trust National Association, as trustee (filed as Exhibit T3C to Manor Care, Inc.’s Form T-3 filed on November 23, 2004 and incorporated herein by reference)

4.13	—	$200,000,000 Credit Agreement dated as of April 21, 2003 among Manor Care, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference)

4.14	—	First Amendment, dated as of February 11, 2004, to the Credit Agreement, dated as of April 21, 2003, among Manor Care, Inc., as Borrower, and the Lenders parties hereto (filed as Exhibit 4.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.1	—	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.2	—	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.3	—	Performance Award Plan (filed on pages A1 to A3 of Manor Care, Inc.’s Proxy Statement dated March 30, 2000 in connection with its Annual Meeting held on May 2, 2000 and incorporated herein by reference)

10.4	—	Amendment and Restatement of the Equity Incentive Plan (filed as Appendix B to Manor Care, Inc.’s Proxy Statement filed April 7, 2004 in connection with its Annual Meeting held on May 5, 2004 and incorporated herein by reference)

10.5	—	First Amendment to the Amendment and Restatement of the Equity Incentive Plan (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*10.6	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan

*10.7	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan

S-K Item 601
No.		Document
*10.8	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan

*10.9	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan

10.10	—	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference)

10.11	—	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.12	—	Fourth Amendment and Fifth Amendment to the Amended Stock Option Plan for Key Employees (filed on pages B1-B2 of Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference)

10.13	—	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference)

10.14	—	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference)

10.15	—	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference)

10.16	—	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.17	—	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.18	—	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001 (filed as Exhibit 10.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.19	—	HCR Manor Care Senior Management Savings Plan for Corporate Officers, amended and restated as of February 11, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.20	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.21	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

S-K Item 601
No.		Document
10.22	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.23	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.24	—	Form of First Amendment to Severance Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and certain executive officers (M. Keith Weikel, Geoffrey G. Meyers and R. Jeffrey Bixler), effective December 16, 2003 (filed as Exhibit 10.22 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.25	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.26	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Trustee, effective August 20, 2004 (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.27	—	Agreement by and between Manor Care, Inc. and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.28	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., Trustee, and certain executive officers (Paul A. Ormond and M. Keith Weikel), effective December 16, 2003 (filed as Exhibit 10.4 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.29	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.5 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.30	—	Form of Employment Agreement between Health Care and Retirement Corporation of America and remaining executive officers (filed as Exhibit 10.20 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.31	—	Form of First Amendment to Employment Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.21 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.32	—	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

S-K Item 601
No.		Document
10.33	—	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.34	—	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in the Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

10.35	—	Health Care and Retirement Corporation Deferred Compensation Plan for Outside Directors adopted December 8, 1992 (filed as Exhibit 10.26 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.36	—	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to MCA’s Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference)

*10.37	—	Non-Management Director Compensation, effective February 1, 2005

*21	—	Subsidiaries of the Registrant

*23	—	Consent of Independent Registered Public Accounting Firm

*31.1	—	Chief Executive Officer Certification

*31.2	—	Chief Financial Officer Certification

*32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc. (Registrant)

	by	/s/ R. Jeffrey Bixler

R. Jeffrey Bixler
Vice President, General Counsel and Secretary
Date: March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 4, 2005 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title
/s/ Mary Taylor Behrens

Mary Taylor Behrens	Director

/s/ Joseph F. Damico
Joseph F. Damico	Director

/s/ William H. Longfield
William H. Longfield	Director

/s/ Geoffrey G. Meyers
Geoffrey G. Meyers	Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Spencer C. Moler
Spencer C. Moler	Vice President and Controller (Principal
Accounting Officer)

/s/ Paul A. Ormond
Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive Officer (Principal Executive Officer)

Signature	Title
/s/ John T. Schwieters
John T. Schwieters	Director

/s/ Richard C. Tuttle
Richard C. Tuttle	Director

/s/ M. Keith Weikel
M. Keith Weikel	Senior Executive Vice President and
Chief Operating Officer; Director
/s/ Gail R. Wilensky
Gail R. Wilensky	Director

/s/ Thomas L. Young
Thomas L. Young	Director

Exhibit Index

Exhibit
Number	Description
10.6	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan

10.7	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan

10.8	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan

10.9	Form of Restricted Stock Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan

10.37	Non-Management Director Compensation, effective February 1, 2005

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002