Form 10-Q
period 2005-03-31
MANOR CARE INC
filed 2005-05-10
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-10858

Manor Care, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-1687107
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

333 N. Summit Street, Toledo, Ohio	43604-2617
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 252-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 29, 2005.

Common stock, $0.01 par value – 86,390,319 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Manor Care, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$43,521	$32,915
Receivables, less allowances for doubtful accounts of $56,057 and $54,532, respectively	522,509	425,278
Prepaid expenses and other assets	24,777	24,762
Deferred income taxes	59,804	57,412

Total current assets	650,611	540,367

Property and equipment, net of accumulated depreciation of $792,542 and $768,915, respectively	1,492,593	1,495,152
Goodwill	93,007	92,672
Intangible assets, net of amortization of $4,665 and $4,499, respectively	11,111	9,099
Other assets	198,094	203,408

Total assets	$2,445,416	$2,340,698

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$106,735	$102,178
Employee compensation and benefits	136,413	139,900
Accrued insurance liabilities	100,534	102,973
Income tax payable	15,405	4,710
Other accrued liabilities	110,892	49,992
Long-term debt due within one year	2,467	2,501

Total current liabilities	472,446	402,254

Long-term debt	552,193	555,275
Deferred income taxes	127,840	134,518
Other liabilities	267,382	264,492

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	383,600	366,649
Retained earnings	1,226,787	1,208,493
Accumulated other comprehensive loss	(1,218)	(1,227)

	1,610,279	1,575,025

Less treasury stock, at cost (24.6 and 25.0 million shares, respectively)	(584,724)	(590,866)

Total shareholders’ equity	1,025,555	984,159

Total liabilities and shareholders’ equity	$2,445,416	$2,340,698

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Revenues	$879,202	$797,338

Expenses:
Operating	734,150	659,358
General and administrative	53,979	34,791
Depreciation and amortization	33,447	31,747

	821,576	725,896

Income before other income (expenses) and income taxes	57,626	71,442

Other income (expenses):
Interest expense	(10,116)	(10,719)
Gain (loss) on sale of assets	(454)	2,405
Equity in earnings of affiliated companies	1,368	2,053
Interest income and other	359	563

Total other expenses, net	(8,843)	(5,698)

Income before income taxes	48,783	65,744
Income taxes	17,562	24,654

Net income	$31,221	$41,090

Earnings per share:
Basic	$.36	$.47
Diluted	$.36	$.45

Weighted-average shares:
Basic	86,029	88,195
Diluted	87,672	90,533

Cash dividends declared per common share	$.15	$.14

See notes to consolidated financial statements.

Manor Care, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating Activities
Net income	$31,221	$41,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,447	31,747
Restricted stock compensation	18,458	391
Provision for bad debts	8,515	6,634
Deferred income taxes	(9,070)	(1,302)
Net (gain) loss on sale of assets	454	(2,405)
Equity in earnings of affiliated companies	(1,368)	(2,053)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(105,813)	(14,890)
Prepaid expenses and other assets	3,283	6,628
Liabilities	71,487	43,617

Total adjustments	19,393	68,367

Net cash provided by operating activities	50,614	109,457

Investing Activities
Investment in property and equipment	(29,320)	(61,454)
Investment in systems development	(748)	(980)
Proceeds from sale of assets		17,107

Net cash used in investing activities	(30,068)	(45,327)

Financing Activities
Principal payments of long-term debt	(487)	(77)
Purchase of common stock for treasury	(1,755)	(24,121)
Dividends paid	(12,927)	(12,517)
Proceeds from exercise of stock options	5,229	12,853

Net cash used in financing activities	(9,940)	(23,862)

Net increase in cash and cash equivalents	10,606	40,268
Cash and cash equivalents at beginning of period	32,915	86,251

Cash and cash equivalents at end of period	$43,521	$126,519

See notes to consolidated financial statements.

Manor Care, Inc.

Notes To Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.’s annual report on Form 10-K for the year ended December 31, 2004.

At March 31, 2005, the Company operated 279 skilled nursing facilities, 65 assisted living facilities, 97 hospice and home health offices and 88 outpatient therapy clinics.

Restricted Stock Accounting

In anticipation of adopting the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” the Company reviewed its accounting practices for all stock-based compensation, including restricted stock. Following this review, the Company determined that the method of amortizing the non-cash compensation related to its restricted stock should be changed. Historically, the Company amortized its restricted stock compensation to the expected retirement date. After further evaluation, the Company determined that its restricted stock compensation should be amortized to the retirement eligible date. The Company recorded a non-cash pretax charge of $10.3 million ($6.6 million after tax, or $.08 per share), which was included in general and administrative expenses, to reflect the correction for the years 2000 through 2004. The effect on the Company’s prior years’ earnings per share was not material. In addition, there were restricted stock awards to retirement eligible employees in March 2005 that resulted in a pretax charge of $8.2 million ($5.2 million after tax or $.06 per share). A large portion of the March awards included supplemental awards for 2004, as explained more fully in the Company’s proxy statement filed with the Securities and Exchange Commission on April 11, 2005, and represented the majority of the expense.

Comprehensive Income

Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $31.2 million and $40.6 million for the first quarters of 2005 and 2004, respectively. The other comprehensive loss in the first quarter of 2004 represents the reversal of the unrealized gain on investments sold in 2004.

Insurance Liabilities

At March 31, 2005 and December 31, 2004, the workers’ compensation liability consisted of short-term reserves of $24.4 million and $23.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $43.5 million and $41.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $10.0 million and $9.3 million for the first quarters of 2005 and 2004, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 3 for discussion of the Company’s general and professional liability.

Stock-Based Compensation

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three year vesting were accelerated to vest immediately. The Company accelerated the vesting of the prior year awards in order to avoid compensation expense when the new accounting standard for share-based compensation is required to be adopted, as discussed in more detail under New Accounting Standard. Management believes that the executive officers will continue to be employed until the original vesting period; therefore, the Company has not recorded any expense under APB 25. The accelerated vesting of prior year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million, as included in the table below. All outstanding options are vested at March 31, 2005.

	Three months ended March 31,
	2005	2004
	(In thousands, except earnings per share)
Net income – as reported	$31,221	$41,090
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,001)	(1,623)

Net income – pro forma	$23,220	$39,467

Earnings per share – as reported:
Basic	$.36	$.47
Diluted	$.36	$.45

Earnings per share – pro forma:
Basic	$.27	$.45
Diluted	$.26	$.43

New Accounting Standard

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement No. 123. Statement 123R replaces APB Opinion No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma footnote disclosure is no longer an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission postponed the effective date. Statement 123R is effective for the Company beginning January 1, 2006, but early adoption is permitted in periods in which financial statements have not been issued. There are two transition alternatives, modified-prospective and modified-retrospective. Under the modified-prospective method, the Company will be required to recognize compensation cost in the financial statements on the date of adoption. Under the modified-retrospective method, the Company will be required to restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under Statement 123. The Company will be permitted to apply the modified-retrospective method either to all periods presented or to the start of the fiscal year in which Statement 123R is adopted.

In addition, Statement 123R requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management expects to adopt this Statement on January 1, 2006 under the modified-prospective- transition method. As discussed previously, all of the Company’s options are vested so it will not have expense related to prior year awards. Management has not determined the impact of adoption of cash-settled stock appreciation rights.

Note 2 – Revenues

Revenues for certain health care services are as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)
Skilled nursing and assisted living services	$749,468	$676,562
Hospice and home health services	95,331	92,093
Rehabilitation services (excludes intercompany revenues)	24,796	21,824
Other services	9,607	6,859

	$879,202	$797,338

Note 3 – Contingencies

One or more subsidiaries or affiliates of Manor Care of America, Inc. (MCA) have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At March 31, 2005, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At March 31, 2005, there were no receivables related to insurance recoveries.

The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At March 31, 2005 and December 31, 2004, the general and professional liability consisted of short-term reserves of $60.1 million and $65.9 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $119.5 million and $122.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $18.2 million and $20.5 million for the first quarters of 2005 and 2004, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 4 — Earnings Per Share

The calculation of earnings per share (EPS) is as follows:

	Three months ended March 31,
	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – net income	$31,221	$41,090
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	28	27

Numerator for diluted EPS	$31,249	$41,117

Denominator:
Denominator for basic EPS – weighted-average shares	86,029	88,195
Effect of dilutive securities:
Stock options	1,045	1,337
Non-vested restricted stock	92	459
Convertible Senior Notes	506	542

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	87,672	90,533

EPS:
Basic	$.36	$.47
Diluted	$.36	$.45

Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.6 million shares with an average exercise price of $38 for the first quarter of 2005 and 0.4 million shares with an average exercise price of $39 for the first quarter of 2004.

Note 5 – Employee Benefit Plans

The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)
Service cost	$429	$413
Interest cost	990	1,039
Expected return on plan assets	(1,183)	(1,226)
Amortization of unrecognized transition asset	(12)	(12)
Amortization of prior service cost	490	490
Amortization of net loss	235	211

Net pension cost	$949	$915

Note 6 – Shareholder Rights Plan

The Company’s shareholder rights plan expired on May 2, 2005.

Note 7 – Segment Information

The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The Other category includes the non-reportable segments and corporate items. The revenues in the Other category include services for rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, other income and expense items, and income taxes.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended March 31, 2005
Revenues from external customers	$749,468	$95,331	$34,403	$879,202
Intercompany revenues			19,649	19,649
Depreciation and amortization	31,709	773	965	33,447
Operating margin	129,513	12,451	3,088	145,052

Three months ended March 31, 2004
Revenues from external customers	$676,562	$92,093	$28,683	$797,338
Intercompany revenues			16,996	16,996
Depreciation and amortization	30,039	771	937	31,747
Operating margin	117,443	16,040	4,497	137,980

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first quarter of 2005 with the first quarter of 2004, the number of new claims is similar and our average settlement cost per claim is down. Our accrual rate for current claims is $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. As a result, the number of new claims in the first quarter of 2005 decreased in comparison to the prior year period. Our workers’ compensation expense increased $0.7 million for the first quarter of 2005 in comparison to the prior year period primarily because of inflation. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations –
Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

     Revenues. Our revenues increased $81.9 million, or 10 percent, from the first quarter of 2004 to 2005, primarily related to the increased revenues of $63.2 million associated with provider assessments for several states, including Pennsylvania. The first quarter Pennsylvania effect was $7.4 million. Revenues from our long-term care segment, excluding the revenues associated with provider assessments, increased $9.7 million, or 1 percent, due to increases in rates/patient mix of $49.0 million and occupancy of $8.9 million that were partially offset by a decrease in capacity of

$48.2 million. Our revenues from the hospice and home health segment increased $3.2 million, or 4 percent, primarily from an increase in the number of patients utilizing our hospice services.

Our average rates per day for the long-term care segment were as follows:

	First Quarter
	2005	2004	Increase
Medicare	$352.50	$333.37	6%
Medicaid	$146.10	$133.22	10%
Private and other (skilled only)	$211.59	$197.07	7%

Our average Medicare rates increased as a result of an inflation update of 2.8 percent effective October 1, 2004, as well as higher acuity Medicare patients. Our average Medicaid rate excluded the prior year Pennsylvania revenues associated with provider assessments but included the first quarter effect. For comparison purposes, our average Medicaid rate was $141 when excluding the first quarter Pennsylvania effect.

Our occupancy levels were 88 percent for the first quarter of 2004 and 89 percent for the first quarter of 2005. Excluding start-up facilities, our occupancy levels were 89 percent for the first quarters of 2004 and 2005. Excluding start-up facilities, our occupancy levels for skilled nursing facilities were 89 percent for the first quarter of 2004 and 90 percent for the first quarter of 2005. The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 69 percent for the first quarter of 2004 to 71 percent for the first quarter of 2005.

Our bed capacity declined between the first quarters of 2004 and 2005 primarily because of the divestiture of 21 facilities in 2004.

     Operating Expenses. Our operating expenses in the first quarter of 2005 increased $74.8 million, or 11 percent, compared with the first quarter of 2004, primarily related to the increase in provider assessments of $57.5 million for several states, including Pennsylvania. The first quarter Pennsylvania provider assessment effect was $7.3 million.

Excluding the increase in provider assessments, operating expenses from our long-term care segment increased $3.3 million, or 1 percent, between the first quarters of 2004 and 2005. The largest portion of the operating expense increase related to ancillary costs, excluding internal labor, of $13.0 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Partially offsetting this increase were decreases in labor costs of $9.7 million and general and professional liability expense of $2.2 million. Our labor costs have decreased due to the divestiture of facilities in 2004. Our wage rates increased 4 percent compared with the first quarter of 2004.

During the quarter, our hospice and home health segment was reorganized in preparation for future growth. We appointed a new general manager and new divisional and regional management. Margins declined this quarter as our operating expenses increased $6.8 million or 9 percent, primarily due to a $4.2 million increase in labor costs.

     General and Administrative Expenses. Our general and administrative expenses increased $19.2 million between the first quarters of 2004 and 2005. The increase primarily related to restricted stock compensation as discussed in Note 1 to the consolidated financial statements.

     Depreciation and Amortization. Our depreciation expense increased $1.6 million from the first quarters of 2004 to 2005. Excluding our divested facilities in 2004, depreciation expense increased $2.4 million because of the completion of new construction projects and renovations to existing facilities.

     Interest Expense. Interest expense decreased $0.6 million from the first quarter of 2004 to 2005 because of lower debt levels partially offset by higher interest rates.

     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of four skilled nursing facilities in January 2004 and certain other assets.

     Income Taxes. Our effective tax rate was 36.0 percent in the first quarter of 2005 compared with 37.5 percent in the first quarter of 2004. Our effective tax rate in the first quarter is lower than our expected tax rate of 37.0 percent that was disclosed in our 2004 Form 10-K because of an adjustment to prior year’s state tax liability.

Financial Condition – March 31, 2005 and December 31, 2004

Receivables and other accrued liabilities have both increased primarily as a result of the Pennsylvania revenues and associated provider assessment. The receipts and payments related to Pennsylvania are scheduled for the second quarter.

Liquidity and Capital Resources

     Cash Flows. During the first quarter of 2005, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures and the payment of dividends. Cash flows from operating activities were $50.6 million for the first quarter of 2005, a decrease of $58.8 million from the first quarter of 2004. Our operating cash flows in 2005 decreased primarily because of federal income tax payments of $14.1 million and Medicare settlement payments of $31.9 million related to the former Manor Care home office cost reports for 1997 through 1999, which are under appeal and recorded as receivables.

     Investing Activities. Our expenditures for property and equipment of $29.3 million in the first quarter of 2005 included $9.3 million to construct new facilities and expand existing facilities.

     Debt Agreement. As of March 31, 2005, there were no loans outstanding under our three-year $200 million revolving credit facility. After consideration of usage for letters of credit, there was $151.4 million available for future borrowings. The holders of our $100 million Convertible Senior Notes had the right to require us to purchase the Notes on April 15, 2005 but only $15,000 was requested for redemption. The next put date is April 15, 2008.

     Stock Purchase. In July 2004, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2005. With this authorization, we purchased 50,000 shares in the first quarter of 2005 for $1.8 million. We had $55.5 million remaining authority to repurchase our shares as of March 31, 2005. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.

     Cash Dividends. On April 22, 2005, we announced that the Company will pay a quarterly cash dividend of 15 cents per share to shareholders of record on May 9, 2005. This dividend will approximate $13.0 million and is payable May 23, 2005. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the discussion of our market risk in our Form 10-K for the year ended December 31, 2004. The fair value of our fixed-rate debt has decreased from $610.9 million at December 31, 2004 to $601.9 million at March 31, 2005. The fair value of our interest rate swaps has increased from a payable position of $5.0 million at December 31, 2004 to a payable position of $7.7 million at March 31, 2005.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There were no significant changes in our internal control over financial reporting in the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 3 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to stock repurchased by the Company during the first quarter of 2005:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs (1)	(1)
1/1/05-1/31/05				$57,273,077
2/1/05-2/28/05				$57,273,077
3/1/05-3/31/05	50,000	$35.09	50,000	$55,518,482

Total	50,000	$35.09	50,000

(1)	On July 23, 2004, Manor Care announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2005.

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

Manor Care, Inc. (Registrant)
Date May 10, 2005	By	/s/ Geoffrey G. Meyers
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