Form 10-Q
period 2005-06-30
MANOR CARE INC
filed 2005-08-09
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (419) 252-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 29, 2005.
Common stock, $0.01 par value — 83,688,912 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$86,663	$32,915
Receivables, less allowances for doubtful accounts of $54,329 and $54,532, respectively	465,696	425,278
Prepaid expenses and other assets	28,337	24,762
Deferred income taxes	59,440	57,412

Total current assets	640,136	540,367

Property and equipment, net of accumulated depreciation of $823,933 and $768,915, respectively	1,493,024	1,495,152
Goodwill	93,010	92,672
Intangible assets, net of amortization of $4,807 and $4,499, respectively	10,768	9,099
Other assets	191,609	203,408

Total assets	$2,428,547	$2,340,698

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$99,739	$102,178
Employee compensation and benefits	140,626	139,900
Accrued insurance liabilities	98,523	102,973
Income tax payable	31,952	4,710
Other accrued liabilities	66,226	49,992
Long-term debt due within one year	2,483	2,501

Total current liabilities	439,549	402,254

Long-term debt	554,287	555,275
Deferred income taxes	122,863	134,518
Other liabilities	268,699	264,492

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	392,013	366,649
Retained earnings	1,251,773	1,208,493
Accumulated other comprehensive loss	(1,208)	(1,227)

	1,643,688	1,575,025
Less treasury stock, at cost (24.6 and 25.0 million shares, respectively)	(600,539)	(590,866)

Total shareholders’ equity	1,043,149	984,159

Total liabilities and shareholders’ equity	$2,428,547	$2,340,698

See Notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues	$833,759	$799,135	$1,712,961	$1,596,473

Expenses:
Operating	694,221	659,757	1,428,371	1,319,115
General and administrative	40,844	33,106	94,823	67,897
Depreciation and amortization	35,629	32,276	69,076	64,023

	770,694	725,139	1,592,270	1,451,035

Income before other income (expenses) and income taxes	63,065	73,996	120,691	145,438

Other income (expenses):
Interest expense	(10,216)	(11,248)	(20,332)	(21,967)
Gain (loss) on sale of assets	663	(730)	209	1,675
Equity in earnings of affiliated companies	1,455	1,844	2,823	3,897
Interest income and other	714	354	1,073	917

Total other expenses, net	(7,384)	(9,780)	(16,227)	(15,478)

Income before income taxes	55,681	64,216	104,464	129,960
Income taxes	17,738	24,081	35,300	48,735

Net income	$37,943	$40,135	$69,164	$81,225

Earnings per share:
Basic	$.44	$.46	$.80	$.93
Diluted	$.43	$.45	$.79	$.90

Weighted-average shares:
Basic	86,224	87,409	86,127	87,802
Diluted	88,062	89,339	87,868	89,936

Cash dividends declared per common share	$.15	$.14	$.30	$.28
See Notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$69,164	$81,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,076	64,023
Restricted stock compensation	20,185	862
Provision for bad debts	14,974	10,946
Deferred income taxes	(13,683)	(3,427)
Net gain on sale of assets	(209)	(1,675)
Equity in earnings of affiliated companies	(2,823)	(3,897)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(59,917)	(18,975)
Prepaid expenses and other assets	6,716	4,528
Liabilities	46,672	59,806

Total adjustments	80,991	112,191

Net cash provided by operating activities	150,155	193,416

Investing Activities
Investment in property and equipment	(64,776)	(89,340)
Investment in systems development	(883)	(1,087)
Proceeds from sale of assets	1,403	20,076
Proceeds from sale of minority interests in consolidated entity		2,778

Net cash used in investing activities	(64,256)	(67,573)

Financing Activities
Principal payments of long-term debt	(924)	(5,943)
Payment of financing costs	(500)	(11)
Purchase of common stock for treasury	(13,394)	(71,719)
Dividends paid	(25,884)	(24,953)
Proceeds from exercise of stock options	8,551	13,502

Net cash used in financing activities	(32,151)	(89,124)

Net increase in cash and cash equivalents	53,748	36,719
Cash and cash equivalents at beginning of period	32,915	86,251

Cash and cash equivalents at end of period	$86,663	$122,970

See Notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments necessary for a fair presentation are included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
At June 30, 2005, the Company operated 278 skilled nursing facilities, 65 assisted living facilities, 94 hospice and home health offices and 90 outpatient therapy clinics.
Restricted Stock Accounting
During the first quarter of 2005 and in anticipation of adopting the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” the Company reviewed its accounting practices for all stock-based compensation, including restricted stock. Following this review, the Company determined that the method of amortizing the non-cash compensation related to its restricted stock should be changed. Historically, the Company amortized its restricted stock compensation to the expected retirement date. After further evaluation, the Company determined that its restricted stock compensation should be amortized to the retirement eligible date. The Company recorded a non-cash pretax charge of $10.3 million ($6.6 million after tax, or $.08 per share), which was included in general and administrative expenses, to reflect the correction for the years 2000 through 2004. The effect on the Company’s prior years’ earnings per share was not material. In addition, there were restricted stock awards to retirement eligible employees in March 2005 that resulted in a pretax charge of $8.2 million ($5.2 million after tax or $.06 per share). A large portion of the March awards included supplemental awards for 2004, as explained more fully in the Company’s proxy statement filed with the Securities and Exchange Commission on April 11, 2005, and represented the majority of the expense.

Lease Accounting
During the second quarter of 2005, the Company completed an assessment of its accounting for over 150 leases and related amortization for leasehold improvements. Based on this assessment, the Company concluded that its previous accounting practices related to escalating rent over the term of the lease, free rental periods at the beginning of the lease and the leasehold amortization period were not correct. Historically, the Company expensed the lease payment as it was paid and should have amortized the total lease payments on a straight-line basis over the lease term. The Company recorded a non-cash charge of $4.5 million ($2.9 million after tax or $.03 per share) that reflected the correction through June 30, 2005. Of this amount, $3.0 million related to lease expense, consisting of $2.4 million of operating expenses and $0.6 million of general and administrative expenses. The remaining $1.5 million related to additional amortization of leasehold improvements. The effect on the Company’s prior years’ earnings per share was not material. Rental expense, excluding the $3.0 million adjustment, was $5.1 million for the second quarter of 2005.
Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $38.0 million and $69.2 million for the three and six months ended June 30, 2005, respectively, and $40.1 million and $80.7 million for the three and six months ended June 30, 2004, respectively. The other comprehensive loss in 2004 primarily represents the reversal of the unrealized gain on investments sold.
Insurance Liabilities
At June 30, 2005 and December 31, 2004, the workers’ compensation liability consisted of short-term reserves of $21.9 million and $23.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $45.5 million and $41.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $6.8 million and $16.8 million for the three and six months ended June 30, 2005, respectively, and $8.9 million and $18.2 million for the three and six months ended June 30, 2004, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 4 for discussion of the Company’s general and professional liability.
Stock-Based Compensation
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. During the first half of 2005, employees delivered shares to the

Company to cover the payment of the option price and related tax withholdings on the option exercises. These shares had a value of $14.9 million.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three year vesting were accelerated to vest immediately. The Company accelerated the vesting of the prior year awards in order to avoid compensation expense when the new accounting standard for share-based compensation is required to be adopted, as discussed in more detail under New Accounting Standard. Management believes that the executive officers will continue to be employed until the original vesting period; therefore, the Company has not recorded any expense under APB 25. The accelerated vesting of prior year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million in the first quarter of 2005, as included in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Net income — as reported	$37,943	$40,135	$69,164	$81,225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,375)	(899)	(10,376)	(2,522)

Net income — pro forma	$35,568	$39,236	$58,788	$78,703

Earnings per share — as reported:
Basic	$.44	$.46	$.80	$.93
Diluted	$.43	$.45	$.79	$.90

Earnings per share — pro forma:
Basic	$.41	$.45	$.68	$.90
Diluted	$.40	$.44	$.67	$.87

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
In addition, Statement 123R requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management expects to adopt this Statement on January 1, 2006 under the modified-prospective-transition method. As of June 30, 2005, substantially all of the Company’s options are vested, and the pre-tax expense expected to be recorded in 2006 related to stock options outstanding at June 30, 2005 is $0.2 million. Management has not determined the impact of adoption of cash-settled stock appreciation rights.
Note 2 — Debt
On May 27, 2005, the Company terminated its existing three-year $200 million revolving credit facility that was scheduled to mature April 21, 2006. The Company wrote off $0.6 million in deferred finance fees. Simultaneously, the Company entered into a new five-year $300 million unsecured revolving credit facility with a group of lenders, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). As of June 30, 2005, there were no loans outstanding under this agreement and after consideration of usage for letters of credit, there was $251.4 million available for future borrowing plus the accordion feature. The credit commitment expires on May 27, 2010.
Loans under the five-year credit facility are guaranteed by substantially all of the Company’s subsidiaries. This credit facility contains various covenants, restrictions and events of default.

Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock and dispose of assets.
The Company can borrow under the credit facility, at its option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates prevailing at the time of the borrowing on either a fixed rate or a floating rate basis, at the Company’s option. Revolving borrowings will bear interest at variable rates that reflect, at the Company’s option, the agent bank’s base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio (debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement). The credit facility also provides for a fee on the total amount of the facility, depending on the same key ratio. In addition to direct borrowings, the credit facility may be used to support the issuance of up to $125 million of letters of credit.
At June 30, 2005, the Company had $100 million principal amount outstanding of the 7 1/2% Senior Notes due June 15, 2006 issued by its wholly owned subsidiary, Manor Care of America, Inc (MCA). The Company classified these notes as long-term because it has the ability and intent to finance the redemption of the notes with a portion of the proceeds from the issuance on August 1, 2005 of $400 million convertible senior notes due 2035. See Note 8 for further discussion.
Note 3 — Revenues
Revenues for certain health care services are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(In thousands)
Skilled nursing and assisted living services	$704,021	$674,836	$1,453,489	$1,351,398
Hospice and home health services	97,482	96,257	192,813	188,350
Rehabilitation services (excludes intercompany revenues)	24,576	20,510	49,372	42,334
Other services	7,680	7,532	17,287	14,391

	$833,759	$799,135	$1,712,961	$1,596,473

Note 4 — Contingencies
One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco,

Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At June 30, 2005, the Company had $4.5 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At June 30, 2005, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2005 and December 31, 2004, the general and professional liability consisted of short-term reserves of $61.5 million and $65.9 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $114.5 million and $122.5 million, which were included in other long-term liabilities, respectively. The expense for general and professional liability claims, premiums and administrative fees was $18.2 million and $36.4 million for the three and six months ended June 30, 2005, respectively, and $20.2 million and $40.7 million for the three and six months ended June 30, 2004, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 5 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS — net income	$37,943	$40,135	$69,164	$81,225
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	29	27	57	54

Numerator for diluted EPS	$37,972	$40,162	$69,221	$81,279

Denominator:
Denominator for basic EPS — weighted- average shares	86,224	87,409	86,127	87,802
Effect of dilutive securities:
Stock options	1,081	1,102	1,063	1,220
Non-vested restricted stock	103	461	98	460
Convertible Senior Notes	654	367	580	454

Denominator for diluted EPS - adjusted for weighted-average shares and assumed conversions	88,062	89,339	87,868	89,936

EPS:
Basic	$.44	$.46	$.80	$.93
Diluted	$.43	$.45	$.79	$.90
Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.6 million shares with an average exercise price of $38 for the first half of 2005 and 0.7 million shares with an average exercise price of $37 for the first half of 2004.

Note 6 — Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$430	$380	$859	$793
Interest cost	989	934	1,979	1,973
Expected return on plan assets	(1,184)	(1,163)	(2,367)	(2,389)
Amortization of unrecognized transition asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	491	491	981	981
Amortization of net loss	235	143	470	354

Net pension cost	$949	$773	$1,898	$1,688

Note 7 — Segment Information
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

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended June 30, 2005
Revenues from external customers	$704,021	$97,482	$32,256	$833,759
Intercompany revenues			25,741	25,741
Depreciation and amortization	32,451	797	2,381	35,629
Operating margin	121,680	14,816	3,042	139,538

Three months ended June 30, 2004
Revenues from external customers	$674,836	$96,257	$28,042	$799,135
Intercompany revenues			16,816	16,816
Depreciation and amortization	30,629	713	934	32,276
Operating margin	116,875	19,232	3,271	139,378

Six months ended June 30, 2005
Revenues from external customers	$1,453,489	$192,813	$66,659	$1,712,961
Intercompany revenues			45,390	45,390
Depreciation and amortization	64,160	1,570	3,346	69,076
Operating margin	251,193	27,267	6,130	284,590

Six months ended June 30, 2004
Revenues from external customers	$1,351,398	$188,350	$56,725	$1,596,473
Intercompany revenues			33,812	33,812
Depreciation and amortization	60,668	1,484	1,871	64,023
Operating margin	234,318	35,272	7,768	277,358
Note 8 — Subsequent Event
On August 1, 2005, the Company issued $400 million principal amount of 2.125% convertible senior notes due in 2035 (the Notes) in a private placement. The Notes pay interest semiannually in arrears at an annual rate of 2.125 percent until August 1, 2010 and at an annual rate of 1.875 percent thereafter. The Notes will mature on August 1, 2035. The Company intends to register the Notes with the Securities and Exchange Commission. The Notes are guaranteed by substantially all of the Company’s subsidiaries.
The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 22.3474 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $44.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the Notes for redemption;

(3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the Notes decline to certain levels. In general, upon conversion of a note, a holder will receive cash equal to the lesser of the principal amount of the note or the conversion value of the note and common stock of the Company for any conversion value in excess of the principal amount.
The Company may redeem the Notes at its option on or after August 1, 2010 at a redemption price in cash equal to 100 percent of the principal amount of the Notes to be redeemed. The holders of the Notes may require the Company to purchase all or a portion of their Notes under certain circumstances, in each case at a repurchase price in cash equal to 100 percent of the principal amount of the repurchased Notes at any of five specified dates during the life of the notes, with the first such date being August 1, 2010, or if certain fundamental changes occur.
In connection with the issuance of the Notes, the Company entered into convertible note hedge and warrant option transactions with respect to its common stock. These transactions have no effect on the terms of the Notes and are intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $59.66 per share, representing a 60 percent conversion premium.
The estimated net proceeds were approximately $391.0 million, after deducting fees and estimated expenses. The Company used the net proceeds to purchase $93.0 million of its common stock concurrent with this transaction and to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions. The Company intends to use the remaining net proceeds to redeem $100 million principal amount of the 7 1/2% Senior Notes issued by its wholly owned subsidiary, MCA, in the third quarter of 2005 and for general corporate purchases, including additional repurchases of common stock.
As of June 30, 2005, the Company had remaining authority to purchase $43.9 million of its common stock. On July 22, 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. The Company purchased 3,079,500 shares from July 1 through August 5, 2005 for $115.4 million, including the $93.0 million concurrent with the Note offering. At August 5, 2005, the Company had remaining unused repurchase authority of $228.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
     Federal Medicare Payment Legislation. On July 28, 2005, The Centers for Medicare & Medicaid Services, or CMS, announced the final rule for nursing home payments for fiscal 2006, which included refinements to the patient classification system and the elimination of the temporary add-on payments for certain high-acuity patients. A market basket or inflationary increase of 3.1 percent is effective October 1, 2005 for our skilled nursing facilities and patient classification refinements and elimination of add-on payments is effective January 1, 2006. As a result of the final rule, we estimate that our average Medicare rates will increase approximately $10 per day on October 1, 2005 and decrease approximately $17 to $20 per day on January 1, 2006.
     Second Quarter 2005 Results Compared with First Quarter 2005. Our second quarter results were lower than expected due to a decrease in occupancy without a corresponding decrease in costs. Our occupancy levels decreased from 89 percent in the first quarter of 2005 to 88 percent in the second quarter of 2005.
There were a number of unusual items in the second quarter of 2005, including higher-than-normal stock-based compensation expense, a one-time correction to our lease expense and the write-off of deferred finance fees, which were partially offset by a favorable tax rate. Our stock-based compensation expense of $7.0 million ($4.4 million after tax or $.05 per share) in the second quarter of 2005 was higher than our normal expense of one cent per share primarily due to a 9 percent increase in our stock price in the second quarter. During the second quarter, we completed our assessment of over 150 leases and related amortization for leasehold improvements and recorded a non-cash charge of $4.5 million ($2.9 million after tax or $.03 per share) that reflected the correction through June 30, 2005. See Note 1 to the consolidated financial statements for additional discussion. We replaced our existing revolving credit facility which resulted in the write-off of deferred finance fees of $0.6 million or about $.01 per share. Ohio tax legislation enacted in June 2005 to phase out the Ohio Franchise tax and phase in the Ohio Commercial Activity tax reduced our tax expense by $2.6 million or $.03 per share.
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. Our independent actuary provided a range of the indicated loss reserve levels during the second quarter of 2005 for all policy periods through May 31, 2005. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims.

Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first half of 2005 with the first half of 2004, the number of new claims and our average settlement cost per claim are similar. Based on our own semi-annual review of trends and confirmed with our independent actuary’s analysis, we maintained our accrual for current claims at $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in the first half of 2005 decreased in comparison to the prior year period. As a result of these factors, our workers’ compensation expense decreased $2.1 million for the second quarter of 2005 and $1.4 million for the first half of 2005 in comparison to prior year periods. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations -
Quarter and Year-To-Date June 30, 2005 Compared with June 30, 2004
     Revenues. Our revenues increased $34.6 million, or 4 percent, from the second quarter of 2004 to 2005. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $29.2 million, or 4 percent, due to increases in rates/patient mix of $57.3 million and occupancy of $3.0 million that were partially offset by a decrease in capacity of $31.1 million. Our revenues from the hospice and home health segment increased $1.2 million, or 1 percent, primarily from an increase in the number of patients utilizing our hospice services.
Our revenues in the first half of 2005 increased $116.5 million, or 7 percent, compared with the first half of 2004. The increase included revenues of $63.2 million in the first quarter of 2005 associated with provider assessments. Revenues from our long-term care segment, excluding revenues in the first quarter of 2005 associated with provider assessments, increased $38.9 million, or 3 percent, due to increases in rates/patient mix of $106.5 million and occupancy of $11.9 million that were partially offset by a decrease in capacity of $79.5 million. Our revenues from the hospice and home health care segment increased $4.5 million, or 2 percent, primarily from an increase in the number of patients utilizing our hospice services.
Our average rates per day for the long-term care segment were as follows:

	Second Quarter			First Half
	2005	2004	Increase	2005	2004	Increase
Medicare	$355.26	$335.64	6%	$353.87	$334.48	6%
Medicaid	$146.97	$135.58	8%	$146.53	$134.38	9%
Private and other (skilled only)	$213.17	$200.94	6%	$212.38	$198.99	7%
Our Medicare rates increased as a result of an inflation update of 2.8 percent effective October 1, 2004, as well as higher acuity patients. Our average Medicaid rates excluded prior period revenues. However, when giving effect for the increase in accompanying state provider assessments, the net Medicaid increase was approximately 2 percent for the first half of 2005 compared with the first half of 2004.
Our occupancy levels, including or excluding start-up facilities, were 88 percent for the second quarters and first half of 2004 and 2005. Excluding start-up facilities, our occupancy levels for skilled nursing facilities were 88 percent for the second quarters of 2004 and 2005, and 89 percent for the first half of 2004 and 2005. The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 69 percent for the second quarter and first half of 2004 to 70 percent for the second quarter of 2005 and 71 percent for first half of 2005.
Our bed capacity declined between the second quarters and first half of 2004 and 2005 primarily because of the divestiture of 21 facilities in 2004.
     Operating Expenses — Quarter. Our operating expenses in the second quarter of 2005 increased $34.5 million, or 5 percent, compared with the second quarter of 2004. The increase included a $2.4 million one-time adjustment to correct the accounting for our leases as described further in Note 1 to our consolidated financial statements.
Operating expenses from our long-term care segment increased $24.4 million, or 4 percent, between the second quarters of 2004 and 2005. The largest portion of the operating expense increase related to ancillary costs, excluding internal labor, of $17.7 million and provider assessments of $6.5 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Partially offsetting these increases were decreases in labor costs of $8.4 million and general and professional liability expense of $2.0 million. Our labor costs declined due to the divestiture of facilities in 2004. Our average wage rates increased 4 percent compared with the second quarter of 2004.

Our second quarter results of our hospice and home health segment continue to be affected by our reorganization in the first quarter of 2005 when we appointed a new general manager and new divisional and regional management. There has been improvement in operating margins between the first and second quarter of 2005. Margins declined in the second quarter of 2005 compared to the second quarter of 2004 because our operating expenses increased $5.6 million, or 7 percent, primarily due to a $3.2 million increase in labor costs.
     Operating Expenses — First Half. Our operating expenses in the first half of 2005 increased $109.3 million, or 8 percent, compared with the first half of 2004. The increase included provider assessments for several states of $57.5 million in the first quarter of 2005.
Excluding provider assessments in the first quarter of 2005, operating expenses from our long-term care segment increased $27.7 million, or 2 percent, between the first half of 2004 and 2005. The largest portion of the operating expense increase related to ancillary costs, excluding internal labor, of $30.7 million and provider assessments of $6.5 million. Partially offsetting these increases were decreases in labor costs of $18.2 million and general and professional liability expense of $4.2 million. Our labor costs declined due to the divestiture of facilities in 2004.
Our operating expenses from our hospice and home health segment increased $12.5 million or 8 percent, primarily due to a $7.4 million increase in labor costs.
     General and Administrative Expenses. Our general and administrative expenses increased $7.7 million from the second quarters of 2004 to 2005 primarily due to the higher costs associated with our stock appreciation rights, restricted stock and deferred compensation plans. These costs increased $5.2 million primarily as a result of a 9 percent increase in our stock price in the second quarter.
Our general and administrative expenses increased $26.9 million from the first half of 2004 to 2005. The increase related to restricted stock compensation expense of $18.5 million in the first quarter of 2005 as discussed in Note 1 to the consolidated financial statements and the higher costs associated with our stock appreciation rights, restricted stock and deferred compensation plans in the second quarter of 2005.
     Depreciation and Amortization. Our depreciation expense increased $3.2 million and $4.8 million from the second quarters and first half of 2004 to 2005, respectively. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements. See Note 1 to the consolidated financial statements for further discussion. Excluding the leasehold improvement adjustment and the impact of divested facilities in 2005 and 2004, our depreciation increased $2.3 million and $4.7 million from the second quarters and first half of 2004 and 2005, respectively.

     Interest Expense. Interest expense decreased $1.0 million and $1.6 million from the second quarters and first half of 2004 to 2005, respectively, because of lower debt levels partially offset by higher interest rates and additional finance fees. In the second quarter of 2005, we wrote off $0.6 million in deferred finance fees related to the termination of our revolving credit facility. See Note 2 to the consolidated financial statements for further discussion.
     Gain on Sale of Assets. Our gain on sale of assets in 2004 primarily resulted from the sale of four skilled nursing centers in January 2004 and the sale of certain other assets.
     Equity in Earnings of Affiliated Companies. Our equity earnings decreased in the second quarter and first half of 2005 compared with the prior year periods primarily because of the decline in earnings from our ownership interests in two hospitals.
     Income Taxes. Our effective tax rate was 31.9 percent in the second quarter of 2005 compared with 37.5 percent in the second quarter of 2004. Our effective tax rate in the second quarter of 2005 is lower than our expected tax rate of 37.0 percent that was disclosed in our 2004 10-K primarily because of a decrease in our deferred tax rate. Ohio tax legislation enacted in June 2005 to phase out the Ohio Franchise tax and phase in the Ohio Commercial Activity tax reduced our tax expense by $2.6 million or $.03 per share.
Liquidity and Capital Resources
     Cash Flows. During the first half of 2005, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, the purchase of our common stock and the payment of dividends. Cash flows from operating activities were $150.2 million for the first half of 2005, a decrease of $43.3 million from the first half of 2004. Our operating cash flows in 2005 decreased primarily because of Medicare settlement payments of $31.9 million in the first quarter of 2005 related to the former Manor Care home office cost reports for 1997 through 1999, which are under appeal and recorded as receivables.
     Investing Activities. Our expenditures for property and equipment of $64.8 million in the first half of 2005 included $20.6 million to construct new facilities and expand existing facilities.
     Debt Agreements. On May 27, 2005, we terminated our three-year $200 million revolving credit facility and entered into a five-year $300 million unsecured revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). The new unsecured revolving credit facility includes a $125 million sublimit for letters of credit. As of June 30, 2005, there were no loans outstanding under the new facility and after consideration of usage for letters of credit, there was $251.4 million available for future borrowing plus the accordion feature.
On August 1, 2005, we issued $400 million of 2.125% convertible senior notes due 2035. The estimated net proceeds were approximately $391.0 million, after deducting fees and estimated expenses. We used the net proceeds to purchase $93.0 million of our common stock concurrent with this transaction and to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions. See Note 8 to the consolidated financial statements for further discussion. We intend to use the remaining proceeds to redeem MCA’s $100 million principal amount of 7 1/2 % Senior Notes in the third quarter of 2005 and for general corporate purposes, including additional repurchases of common stock.
The holders of our $100 million Convertible Senior Notes due 2023 had the right to require us to purchase the Notes on April 15, 2005 but only $15,000 was redeemed. The next put date is April 15, 2008. The holders of these notes have the ability to convert the notes when our average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of June 30, 2005. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
     Stock Purchase. In July 2004, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2005. On July 22, 2005, we announced that our Board of Directors authorized an additional $300 million through December 31, 2006. We purchased 384,500 shares in the first half of 2005 for $13.4 million and an additional 3,079,500 shares from July 1, 2005 through August 5, 2005 for $115.4 million. As of August 5, 2005, we had $228.5 million remaining authority to repurchase our shares. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On July 22, 2005, we announced that the Company will pay a quarterly cash dividend of 15 cents per share to shareholders of record on August 8, 2005. This dividend will approximate $12.5 million and is payable August 22, 2005. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.
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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others: changes in the health care industry because of political and economic influences; changes in Medicare, Medicaid and certain private payors’ reimbursement levels or coverage requirements; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; general economic and business conditions; conditions in financial markets; competition; our ability to maintain or increase our revenues and control our operating costs; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims; and other litigation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2004. The fair value of our fixed-rate debt has increased from $610.9 million at December 31, 2004 to $616.5 million at June 30, 2005. The fair value of our interest rate swaps has increased from a payable position of $5.0 million at December 31, 2004 to a payable position of $5.1 million at June 30, 2005.
On August 1, 2005, we issued $400 million of 2.125% convertible senior notes due 2005. See Note 8 to the consolidated financial statements for further discussion.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There were no significant changes in our internal control over financial reporting in the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
See Note 4 — Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to stock repurchased by the Company during the second quarter of 2005:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs (1)	Plans or Programs (1)
4/1/05-4/30/05	63,800	$33.19	63,800	$53,401,266
5/1/05-5/31/05	245,700	$34.83	245,700	$44,842,535
6/1/05-6/30/05	25,000	$38.57	25,000	$43,878,390

Total	334,500	$34.80	334,500

(1) On July 23, 2004, the Company announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2005. On July 22, 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 10, 2005 the stockholders voted on the following items: a) elect Mary Taylor Behrens as a director, b) elect Joseph F. Damico as a director, c) elect John T. Schwieters as a director, d) elect Gail R. Wilensky as a director, and e) and approve the Performance Award Plan. Items a-e were approved. The votes were as follows:

Item	For	Against	Withheld	Abstain	Not Voted
a	77,099,254		1,507,884		7,874,606
b	74,638,932		3,968,206		7,874,606
c	74,642,390		3,964,748		7,874,606
d	75,642,712		2,964,426		7,874,606
e	73,640,139	4,342,779		624,220	7,874,606
Item 5. Other Information.
On August 3, 2005, Manor Care, Inc. entered into an amendment (the “First Amendment”) to the Credit Agreement, dated as of May 27, 2005 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”), among Manor Care, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, SunTrust Bank, UBS Securities LLC and Merrill Lynch Bank USA, as documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. Among other things, the First Amendment increased the amount of Restricted Payments, as defined in the Credit Agreement, that Manor Care, Inc. is permitted to make by $310 million. This increase is available for use through the end of the 2005 fiscal year.

Item 6. Exhibits.

S-K Item 601 No.
4.1*	Credit Agreement dated as of May 27, 2005 among Manor Care, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto
4.2*	First Amendment, dated as of August 3, 2005, to the Credit Agreement, dated as of May 27, 2005, among Manor Care, Inc., as the Borrower, and the lenders party thereto
4.3	Indenture, dated August 1, 2005, between Manor Care, Inc. the Subsidiary Guarantors and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)
4.4	Registration Rights Agreement, dated August 1, 2005, among Manor Care, Inc., the Guarantors and the Initial Purchasers named therein (filed as Exhibit 4.3 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)
10.1	Manor Care, Inc. Performance Award Plan (filed as Appendix A to Manor Care, Inc.’s Proxy Statement filed April 11, 2005 in connection with its Annual Meeting held on May 10, 2005 and incorporated herein by reference)
31.1*	Chief Executive Officer Certification
31.2*	Chief Financial Officer Certification
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted ursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Purchase Agreement, dated July 26, 2005, among Manor Care, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K led on August 1, 2005 and incorporated herein by reference)
99.2	Warrant Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)
99.3	Call Option Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)
* Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)

Date August 9, 2005	By /s/ Geoffrey G. Meyers
Geoffrey G. Meyers, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
4.1	Credit Agreement dated as of May 27, 2005 among Manor Care, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto
4.2	First Amendment, dated as of August 3, 2005, to the Credit Agreement, dated as of May 27, 2005, among Manor Care, Inc., as the Borrower, and the lenders party thereto
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002