Form 10-Q/A
period 2005-03-31
MANOR CARE INC
filed 2005-09-28
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q
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
Registrant’s telephone number, including area code: (419) 252-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 31, 2005.
Common stock, $0.01 par value – 78,754,187 shares

Manor Care, Inc.
Form 10-Q/A
Explanatory Note
This Amendment No. 1 on Form 10-Q/A is being filed to amend and restate the Company’s Form 10-Q for the quarterly period ended March 31, 2005, which was originally filed on May 10, 2005.
During the first quarter of 2005, and in anticipation of adopting the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), the Company reviewed its accounting practices for all stock-based compensation, including restricted stock. Historically, the Company amortized its restricted stock compensation to the expected retirement date. As a result of the first quarter review, the Company determined that its restricted stock compensation should have been amortized to the retirement eligible date. The Company recorded a non-cash pretax charge of $10.3 million ($6.6 million after tax, or $.08 per share) to reflect the accelerated expense for the years 2000 through 2004. The effect on the Company’s prior years’ earnings per share was not deemed material at that time. In addition, restricted stock awards were made to retirement eligible employees in March 2005 that resulted in a pretax charge of $8.2 million ($5.2 million after tax or $.06 per share).
Subsequent to the release of the Company’s first quarter earnings, the Company’s independent registered public accounting firm advised the Company that due to the widespread practice of recognizing compensation expense over the explicit service period (up to the date of actual retirement), the SEC staff would accept continuation of that practice under Accounting Principles Board Opinion No. 25 (APB 25) and FASB Statement No. 123 (FAS 123). In addition, for companies that had followed that practice, the Company was advised that the SEC staff would require a continuation of that practice for awards granted prior to the adoption of FAS 123R. For companies that had already made the accounting change in the first quarter, such as Manor Care, the Company was further advised that there would be no objection from the SEC staff because of the immateriality of the change.
In the third quarter of 2005, the Company determined that deferred tax assets, related to restricted stock, previously recorded in the amount of $8.6 million, ($6.9 million of which was recorded in the first quarter of 2005), would not be realized due to the limitations on the tax deductibility of executive compensation and should not have been previously recorded. The Company further determined that the previously discussed first quarter restricted stock adjustments, including any reversal of deferred tax assets, while not material for all years prior to 2005, would be material for 2005 net income.
Consistent with the SEC staff views described above and in consultation with the Company’s independent registered public accounting firm, the Company reverted to its original accounting practice of recognizing compensation cost over the explicit service period and the restatement is included in this Form 10-Q/A. The impact of the restatement for the first quarter reduced general and administrative expenses and increased income before income taxes by $17.7 million, increased income taxes by $8.6 million, increased net income by $9.1 million and increased diluted earnings per share by $.10.
This Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing date of the original Form 10-Q on May 10, 2005 or modify or update the disclosures presented in the original Form 10-Q, except to reflect the restatement as described above. Accordingly, Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on May 10, 2005, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 8 to the restated unaudited consolidated financial statements included in Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A.

Manor Care, Inc.
Form 10-Q/A

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	March 31,
	2005	December 31,
	Restated	2004
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$43,521	$32,915
Receivables, less allowances for doubtful accounts of $56,057 and $54,532, respectively	522,509	425,278
Prepaid expenses and other assets	24,777	24,762
Deferred income taxes	59,804	57,412

Total current assets	650,611	540,367

Property and equipment, net of accumulated depreciation of $792,542 and $768,915, respectively	1,492,593	1,495,152
Goodwill	93,007	92,672
Intangible assets, net of amortization of $4,665 and $4,499, respectively	11,111	9,099
Other assets	198,094	203,408

Total assets	$2,445,416	$2,340,698

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$106,735	$102,178
Employee compensation and benefits	136,413	139,900
Accrued insurance liabilities	100,534	102,973
Income tax payable	15,342	4,710
Other accrued liabilities	110,892	49,992
Long-term debt due within one year	2,467	2,501

Total current liabilities	472,383	402,254

Long-term debt	552,193	555,275
Deferred income taxes	136,474	134,518
Other liabilities	267,382	264,492

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	365,887	366,649
Retained earnings	1,235,929	1,208,493
Accumulated other comprehensive loss	(1,218)	(1,227)

	1,601,708	1,575,025
Less treasury stock, at cost (24.6 and 25.0 million shares, respectively)	(584,724)	(590,866)

Total shareholders’ equity	1,016,984	984,159

Total liabilities and shareholders’ equity	$2,445,416	$2,340,698

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2005
	Restated	2004
	(In thousands, except per share amounts)
Revenues	$879,202	$797,338

Expenses:
Operating	734,150	659,358
General and administrative	36,266	34,791
Depreciation and amortization	33,447	31,747

	803,863	725,896

Income before other income (expenses) and income taxes	75,339	71,442

Other income (expenses):
Interest expense	(10,116)	(10,719)
Gain (loss) on sale of assets	(454)	2,405
Equity in earnings of affiliated companies	1,368	2,053
Interest income and other	359	563

Total other expenses, net	(8,843)	(5,698)

Income before income taxes	66,496	65,744
Income taxes	26,133	24,654

Net income	$40,363	$41,090

Earnings per share:
Basic	$.47	$.47
Diluted	$.46	$.45

Weighted-average shares:
Basic	86,169	88,195
Diluted	87,720	90,533

Cash dividends declared per common share	$.15	$.14
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005
	Restated	2004
	(In thousands)
Operating Activities
Net income	$40,363	$41,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,447	31,747
Restricted stock compensation	745	391
Provision for bad debts	8,515	6,634
Deferred income taxes	(436)	(1,302)
Net (gain) loss on sale of assets	454	(2,405)
Equity in earnings of affiliated companies	(1,368)	(2,053)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(105,813)	(14,890)
Prepaid expenses and other assets	3,283	6,628
Liabilities	71,424	43,617

Total adjustments	10,251	68,367

Net cash provided by operating activities	50,614	109,457

Investing Activities
Investment in property and equipment	(29,320)	(61,454)
Investment in systems development	(748)	(980)
Proceeds from sale of assets		17,107

Net cash used in investing activities	(30,068)	(45,327)

Financing Activities
Principal payments of long-term debt	(487)	(77)
Purchase of common stock for treasury	(1,755)	(24,121)
Dividends paid	(12,927)	(12,517)
Proceeds from exercise of stock options	5,229	12,853

Net cash used in financing activities	(9,940)	(23,862)

Net increase in cash and cash equivalents	10,606	40,268
Cash and cash equivalents at beginning of period	32,915	86,251

Cash and cash equivalents at end of period	$43,521	$126,519

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited and Restated)
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
Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $40.4 million and $40.6 million for the first quarters of 2005 and 2004, respectively. The other comprehensive loss in the first quarter of 2004 represents the reversal of the unrealized gain on investments sold in 2004.
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

Restricted Stock Accounting
The compensation expense related to time-vested restricted stock awards is amortized up to the employees’ expected retirement date. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. The Company will be required to change this policy for all awards granted or modified after adoption of the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, as discussed below. Any new or modified awards after December 31, 2005 will be required to be amortized up to the employees’ retirement eligible date. The Company recorded compensation expense for time-vested restricted stock awards of $0.6 million and $0.4 million in the first quarters of 2005 and 2004, respectively. If the Company had recorded the expense up to the employees’ retirement eligible date, the Company would have expensed $8.0 million and $2.6 million in the first quarters of 2005 and 2004, respectively.
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

	Three months ended March 31,
	2005	2004
	(In thousands, except earnings per share)
Net income – as reported	$40,363	$41,090
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,001)	(1,623)

Net income – pro forma	$32,362	$39,467

Earnings per share – as reported:
Basic	$.47	$.47
Diluted	$.46	$.45

Earnings per share – pro forma:
Basic	$.38	$.45
Diluted	$.37	$.43
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
Note 4 – Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three months ended March 31,
	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – net income	$40,363	$41,090
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	26	27

Numerator for diluted EPS	$40,389	$41,117

Denominator:
Denominator for basic EPS – weighted-average shares	86,169	88,195
Effect of dilutive securities:
Stock options	1,045	1,337
Non-vested restricted stock		459
Convertible Senior Notes	506	542

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	87,720	90,533

EPS:
Basic	$.47	$.47
Diluted	$.46	$.45

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
Note 8 – Restatement of Previously Issued Financial Statements
To correct the items discussed in our Explanatory Note on page 2, the Company restated its consolidated balance sheet at March 31, 2005, its consolidated statement of income for the quarter ended March 31, 2005 and its consolidated statement of cash flows for the quarter ended March 31, 2005. The accompanying notes to the consolidated financial statements have been restated as necessary to reflect the adjustments.
The effects of the restatement on the consolidated balance sheet as of March 31, 2005 are summarized as follows:

	March 31, 2005
	Previously
	Reported	Restated
	(In thousands)
Current liabilities:
Income tax payable	$15,405	$15,342
Long-term liabilities:
Deferred income taxes	127,840	136,474
Shareholders’ Equity:
Capital in excess of par value	383,600	365,887
Retained earnings	1,226,787	1,235,929
Total shareholders’ equity	1,025,555	1,016,984

The consolidated statement of income was adjusted by a decrease to general and administrative expenses by $17.7 million and an increase to income taxes by $8.6 million. The effects of the restatement on the consolidated statement of income for the first quarter of 2005 are as follows:

	Three months ended
	March 31, 2005
	Previously
	Reported	Restated
	(In thousands, except per share amounts)
Expenses:
General and administrative	$53,979	$36,266

Income before other income (expenses) and income taxes	57,626	75,339
Income before income taxes	48,783	66,496
Income taxes	17,562	26,133
Net income	31,221	40,363

Earnings per share:
Basic	$.36	$.47
Diluted	$.36	$.46
There was no change to the cash provided by operations as the adjustments were all non-cash items. The effects of the restatement on the consolidated statement of cash flows for the first quarter of 2005 are summarized as follows:

	Three months ended
	March 31, 2005
	Previously
	Reported	Restated
	(In thousands)
Operating activities:
Net income	$31,221	$40,363
Restricted stock compensation	18,458	745
Deferred income taxes	(9,070)	(436)
Liabilities	71,487	71,424
Total adjustments	19,393	10,251

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
     Income Taxes. Our effective tax rate was 39.3 percent in the first quarter of 2005 compared with 37.5 percent in the first quarter of 2004. We expected our 2005 effective tax rate to be 37.0 percent, as disclosed in our 2004 Form 10-K, but due to additional non-deductible restricted stock expense we now expect our rate to be approximately 37.5 percent in 2005 before unusual items. In the first quarter of 2005, we reversed $1.7 million of deferred tax assets related to prior years’ restricted stock expense that was partially offset by an adjustment to prior years’ state tax liability.
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

Manor Care, Inc.
(Registrant)

Date September 27, 2005	By	/s/ Geoffrey G. Meyers

Geoffrey G. Meyers, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002