Form 10-Q/A
period 2005-06-30
MANOR CARE INC
filed 2005-09-28
CIK 878736

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

Manor Care, Inc.
Form 10-Q/A
Explanatory Note
This Amendment No. 1 on Form 10-Q/A is being filed to amend and restate the Company’s Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed on August 9, 2005.
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
Consistent with the SEC staff views described above and in consultation with the Company’s independent registered public accounting firm, the Company reverted to its original accounting practice of recognizing compensation cost over the explicit service period and the restatement is included in the first quarter Form 10-Q/A and this Form 10-Q/A. The impact of the restatement for the second quarter is not material. The impact of the restatement for the six months ended June 30, 2005 reduced general and administrative expenses and increased income before income taxes by $17.9 million, increased income taxes by $8.6 million, increased net income by $9.3 million and increased diluted earnings per share by $.10.
This Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing date of the original Form 10-Q on August 9, 2005 or modify or update the disclosures presented in the original Form 10-Q, except to reflect the restatement as described above. Accordingly, Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on August 9, 2005, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 9 to the restated unaudited consolidated financial statements included in Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A.

Manor Care, Inc.
Form 10-Q/A

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	June 30,
	2005	December 31,
	Restated	2004
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$86,663	$32,915
Receivables, less allowances for doubtful accounts of $54,329 and $54,532, respectively	465,696	425,278
Prepaid expenses and other assets	28,337	24,762
Deferred income taxes	59,440	57,412

Total current assets	640,136	540,367

Property and equipment, net of accumulated depreciation of $823,933 and $768,915, respectively	1,493,024	1,495,152
Goodwill	93,010	92,672
Intangible assets, net of amortization of $4,807 and $4,499, respectively	10,768	9,099
Other assets	191,609	203,408

Total assets	$2,428,547	$2,340,698

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$99,739	$102,178
Employee compensation and benefits	140,626	139,900
Accrued insurance liabilities	98,523	102,973
Income tax payable	31,826	4,710
Other accrued liabilities	66,226	49,992
Long-term debt due within one year	2,483	2,501

Total current liabilities	439,423	402,254

Long-term debt	554,287	555,275
Deferred income taxes	131,588	134,518
Other liabilities	268,699	264,492

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	374,136	366,649
Retained earnings	1,261,051	1,208,493
Accumulated other comprehensive loss	(1,208)	(1,227)

	1,635,089	1,575,025
Less treasury stock, at cost (24.6 and 25.0 million shares, respectively)	(600,539)	(590,866)

Total shareholders’ equity	1,034,550	984,159

Total liabilities and shareholders’ equity	$2,428,547	$2,340,698

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005		2005
	Restated	2004	Restated	2004
	(In thousands, except per share amounts)
Revenues	$833,759	$799,135	$1,712,961	$1,596,473

Expenses:
Operating	694,221	659,757	1,428,371	1,319,115
General and administrative	40,680	33,106	76,946	67,897
Depreciation and amortization	35,629	32,276	69,076	64,023

	770,530	725,139	1,574,393	1,451,035

Income before other income (expenses) and income taxes	63,229	73,996	138,568	145,438
Other income (expenses):
Interest expense	(10,216)	(11,248)	(20,332)	(21,967)
Gain (loss) on sale of assets	663	(730)	209	1,675
Equity in earnings of affiliated companies	1,455	1,844	2,823	3,897
Interest income and other	714	354	1,073	917

Total other expenses, net	(7,384)	(9,780)	(16,227)	(15,478)

Income before income taxes	55,845	64,216	122,341	129,960
Income taxes	17,766	24,081	43,899	48,735

Net income	$38,079	$40,135	$78,442	$81,225

Earnings per share:
Basic	$.44	$.46	$.91	$.93
Diluted	$.43	$.45	$.89	$.90

Weighted-average shares:
Basic	86,391	87,409	86,280	87,802
Diluted	88,125	89,339	87,923	89,936

Cash dividends declared per common share	$.15	$.14	$.30	$.28
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005
	Restated	2004
	(In thousands)
Operating Activities
Net income	$78,442	$81,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,076	64,023
Restricted stock compensation	2,308	862
Provision for bad debts	14,974	10,946
Deferred income taxes	(4,958)	(3,427)
Net gain on sale of assets	(209)	(1,675)
Equity in earnings of affiliated companies	(2,823)	(3,897)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(59,917)	(18,975)
Prepaid expenses and other assets	6,716	4,528
Liabilities	46,546	59,806

Total adjustments	71,713	112,191

Net cash provided by operating activities	150,155	193,416

Investing Activities
Investment in property and equipment	(64,776)	(89,340)
Investment in systems development	(883)	(1,087)
Proceeds from sale of assets	1,403	20,076
Proceeds from sale of minority interests in consolidated entity		2,778

Net cash used in investing activities	(64,256)	(67,573)

Financing Activities
Principal payments of long-term debt	(924)	(5,943)
Payment of financing costs	(500)	(11)
Purchase of common stock for treasury	(13,394)	(71,719)
Dividends paid	(25,884)	(24,953)
Proceeds from exercise of stock options	8,551	13,502

Net cash used in financing activities	(32,151)	(89,124)

Net increase in cash and cash equivalents	53,748	36,719
Cash and cash equivalents at beginning of period	32,915	86,251

Cash and cash equivalents at end of period	$86,663	$122,970

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
Lease Accounting
During the second quarter of 2005, the Company completed an assessment of its accounting for over 150 leases and related amortization for leasehold improvements. Based on this assessment, the Company concluded that its previous accounting practices related to escalating rent over the term of the lease, free rental periods at the beginning of the lease and the leasehold amortization period were not correct. Historically, the Company expensed the lease payment as it was paid and should have amortized the total lease payments on a straight-line basis over the lease term. The Company recorded a non-cash charge of $4.5 million ($2.8 million after tax or $.03 per share) that reflected the correction through June 30, 2005. Of this amount, $3.0 million related to lease expense, consisting of $2.4 million of operating expenses and $0.6 million of general and administrative expenses. The remaining $1.5 million related to additional amortization of leasehold improvements. The effect on the Company’s prior years’ earnings per share was not material. Rental expense, excluding the $3.0 million adjustment, was $5.1 million for the second quarter of 2005.

Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $38.1 million and $78.5 million for the three and six months ended June 30, 2005, respectively, and $40.1 million and $80.7 million for the three and six months ended June 30, 2004, respectively. The other comprehensive loss in 2004 primarily represents the reversal of the unrealized gain on investments sold.
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
Restricted Stock Accounting
The compensation expense related to time-vested restricted stock awards is amortized up to the employees’ expected retirement date. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. The Company will be required to change this policy for all awards granted or modified after adoption of the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, as discussed below. Any new or modified awards after December 31, 2005 will be required to be amortized up to the employees’ retirement eligible date. The Company recorded compensation expense for time-vested restricted stock awards of $0.9 million and $1.5 million for the three and six months ended June 30, 2005, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2004, respectively. If the Company had recorded the expense up to the employees’ retirement eligible date, the Company would have expensed $0.5 million and $8.5 million for the three and six months ended June 30, 2005, respectively, and $1.7 million and $4.3 million for the three and six months ended June 30, 2004, respectively.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Net income — as reported	$38,079	$40,135	$78,442	$81,225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,375)	(899)	(10,376)	(2,522)

Net income — pro forma	$35,704	$39,236	$68,066	$78,703

Earnings per share — as reported:
Basic	$.44	$.46	$.91	$.93
Diluted	$.43	$.45	$.89	$.90

Earnings per share — pro forma:
Basic	$.41	$.45	$.79	$.90
Diluted	$.40	$.44	$.77	$.87

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

Note 5 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS — net income	$38,079	$40,135	$78,442	$81,225
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	29	27	55	54

Numerator for diluted EPS	$38,108	$40,162	$78,497	$81,279

Denominator:
Denominator for basic EPS — weighted- average shares	86,391	87,409	86,280	87,802
Effect of dilutive securities:
Stock options	1,080	1,102	1,063	1,220
Non-vested restricted stock		461		460
Convertible Senior Notes	654	367	580	454

Denominator for diluted EPS — adjusted for weighted-average shares and assumed conversions	88,125	89,339	87,923	89,936

EPS:
Basic	$.44	$.46	$.91	$.93
Diluted	$.43	$.45	$.89	$.90
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
Note 9 — Restatement of Previously Issued Financial Statements
To correct the items discussed in our Explanatory Note on page 2, the Company restated its consolidated balance sheet at June 30, 2005, its consolidated statement of income for the three and six months ended June 30, 2005 and its consolidated statement of cash flows for the six months ended June 30, 2005. The accompanying notes to the consolidated financial statements have been restated as necessary to reflect the adjustments.

The effects of the restatement on the consolidated balance sheet as of June 30, 2005 are summarized as follows:

	June 30, 2005
	Previously
	Reported	Restated
	(In thousands)
Current liabilities:
Income tax payable	$31,952	$31,826
Long-term liabilities:
Deferred income taxes	122,863	131,588
Shareholders’ Equity:
Capital in excess of par value	392,013	374,136
Retained earnings	1,251,773	1,261,051
Total shareholders’ equity	1,043,149	1,034,550
The consolidated statement of income for the six months ended June 30, 2005 was adjusted by a decrease to general and administrative expenses by $17.9 million and an increase to income taxes by $8.6 million. The effects of the restatement on the consolidated statement of income for the three months and six months ended June 30, 2005 are as follows:

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Expenses:
General and administrative	$40,844	$40,680	$94,823	$76,946

Income before other income (expenses) and income taxes	63,065	63,229	120,691	138,568
Income before income taxes	55,681	55,845	104,464	122,341
Income taxes	17,738	17,766	35,300	43,899
Net income	37,943	38,079	69,164	78,442

Earnings per share:
Basic	$.44	$.44	$.80	$.91
Diluted	$.43	$.43	$.79	$.89

There was no change to the cash provided by operations as the adjustments were all non-cash items. The effects of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2005 are summarized as follows:

	Six months ended
	June 30, 2005
	Previously
	Reported	Restated
	(In thousands)
Operating activities:
Net income	$69,164	$78,442
Restricted stock compensation	20,185	2,308
Deferred income taxes	(13,683)	(4,958)
Liabilities	46,672	46,546
Total adjustments	80,991	71,713

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
There were a number of unusual items in the second quarter of 2005, including higher-than-normal stock-based compensation expense, a one-time correction to our lease expense and the write-off of deferred finance fees, which were partially offset by a favorable tax rate. Our stock-based compensation expense of $5.2 million ($3.3 million after tax or $.04 per share) in the second quarter of 2005 was higher than our normal expense of one cent per share primarily due to a 9 percent increase in our stock price in the second quarter. During the second quarter, we completed our assessment of over 150 leases and related amortization for leasehold improvements and recorded a non-cash charge of $4.5 million ($2.8 million after tax or $.03 per share) that reflected the correction through June 30, 2005. See Note 1 to the consolidated financial statements for additional discussion. We replaced our existing revolving credit facility which resulted in the write-off of deferred finance fees of $0.6 million or about $.01 per share. Ohio tax legislation enacted in June 2005 to phase out the Ohio Franchise tax and phase in the Ohio Commercial Activity tax reduced our tax expense by $2.9 million or $.03 per share.
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
     Operating Expenses – First Half. Our operating expenses in the first half of 2005 increased $109.3 million, or 8 percent, compared with the first half of 2004. The increase included provider assessments for several states of $57.5 million in the first quarter of 2005.
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
     General and Administrative Expenses. Our general and administrative expenses increased $7.6 million and $9.0 million from the second quarters and first half of 2004 to 2005, respectively, primarily due to the higher costs associated with our stock appreciation rights, restricted stock and deferred compensation plans. These costs increased $5.1 million for both periods primarily as a result of a 9 percent increase in our stock price in the second quarter.
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
     Income Taxes. Our effective tax rate was 31.8 percent in the second quarter of 2005 compared with 37.5 percent in the second quarter of 2004. Our effective tax rate in the second quarter of 2005 is lower than our expected tax rate of approximately 37.5 percent, as revised in our first quarter Form 10-Q/A, primarily because of a decrease in our deferred tax rate. Ohio tax legislation enacted in June 2005 to phase out the Ohio Franchise tax and phase in the Ohio Commercial Activity tax reduced our tax expense by $2.9 million or $.03 per share.
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
On August 1, 2005, we issued $400 million of 2.125% convertible senior notes due 2035. The estimated net proceeds were approximately $391.0 million, after deducting fees and estimated expenses. We used the net proceeds to purchase $93.0 million of our common stock concurrent with this transaction and to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions. See Note 8 to the consolidated financial statements for further discussion. We intend to use the remaining proceeds to redeem MCA’s $100 million principal amount of 7 1/2% Senior Notes in the third quarter of 2005 and for general corporate purposes, including additional repurchases of common stock.
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