Form 10-Q
period 2005-09-30
MANOR CARE INC
filed 2005-11-04
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (419) 252-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2005.
Common stock, $0.01 par value — 79,114,018 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$143,869	$32,915
Receivables, less allowances for doubtful accounts of $56,153 and $54,532, respectively	464,410	425,278
Prepaid expenses and other assets	24,099	24,762
Deferred income taxes	60,801	57,412

Total current assets	693,179	540,367

Property and equipment, net of accumulated depreciation of $848,032 and $768,915, respectively	1,481,453	1,495,152
Goodwill	100,080	92,672
Intangible assets, net of amortization of $3,380 and $4,499, respectively	10,641	9,099
Other assets	195,014	203,408

Total assets	$2,480,367	$2,340,698

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$104,798	$102,178
Employee compensation and benefits	149,326	139,900
Accrued insurance liabilities	98,287	102,973
Income tax payable	69,976	4,710
Other accrued liabilities	62,799	49,992
Long-term debt due within one year	2,539	2,501

Total current liabilities	487,725	402,254

Long-term debt	854,819	555,275
Deferred income taxes	104,363	134,518
Other liabilities	274,251	264,492

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	350,836	366,649
Retained earnings	1,298,721	1,208,493
Accumulated other comprehensive loss	(1,199)	(1,227)

	1,649,468	1,575,025
Less treasury stock, at cost (32.3 and 25.0 million shares, respectively)	(890,259)	(590,866)

Total shareholders’ equity	759,209	984,159

Total liabilities and shareholders’ equity	$2,480,367	$2,340,698

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues	$840,279	$806,818	$2,553,240	$2,403,291
Expenses
Operating	688,154	663,403	2,116,525	1,982,518
General and administrative	39,673	34,045	116,619	101,942
Depreciation and amortization	34,592	31,943	103,668	95,966
Asset impairment	2,451		2,451

	764,870	729,391	2,339,263	2,180,426

Income before other income (expenses) and income taxes	75,409	77,427	213,977	222,865

Other income (expenses):
Interest expense	(11,026)	(10,150)	(31,358)	(32,117)
Early extinguishment of debt	(4,053)	(11,162)	(4,053)	(11,162)
Gain on sale of assets	17,296	1,696	17,505	3,371
Equity in earnings of affiliated companies	1,276	1,765	4,099	5,662
Interest income and other	1,635	278	2,708	1,195

Total other income (expenses), net	5,128	(17,573)	(11,099)	(33,051)

Income before income taxes	80,537	59,854	202,878	189,814
Income taxes	30,350	20,779	74,249	69,514

Net income	$50,187	$39,075	$128,629	$120,300

Earnings per share:
Basic	$.61	$.45	$1.52	$1.38
Diluted	$.60	$.45	$1.49	$1.35

Weighted-average shares:
Basic	81,699	86,158	84,737	87,250
Diluted	83,651	87,802	86,482	89,220

Cash dividends declared per common share	$.15	$.14	$.45	$.42
See notes to consolidated financial statenents.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2005	2004
	(In thousands)
Operating Activities
Net income	$128,629	$120,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,668	95,966
Asset impairment	2,451
Restricted stock compensation	4,819	1,421
Early extinguishment of debt	4,053	11,162
Provision for bad debts	23,388	20,421
Deferred income taxes	(4,221)	1,848
Net gain on sale of assets	(17,505)	(3,371)
Equity in earnings of affiliated companies	(4,099)	(5,662)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(67,045)	(33,917)
Prepaid expenses and other assets	17,286	11,040
Liabilities	99,225	61,166

Total adjustments	162,020	160,074

Net cash provided by operating activities	290,649	280,374

Investing Activities
Investment in property and equipment	(97,137)	(122,187)
Investment in systems development	(1,888)	(2,196)
Acquisitions	(7,086)	(4,025)
Proceeds from sale of assets	27,909	32,220
Proceeds from sale of minority interests in consolidated entity		2,778

Net cash used in investing activities	(78,202)	(93,410)

Financing Activities
Proceeds from issuance of senior notes	400,000
Principal payments of long-term debt	(101,325)	(105,990)
Net payment of convertible note hedge and warrant option transactions	(53,800)
Payment of financing costs and debt prepayment premium	(13,581)	(10,949)
Purchase of common stock for treasury	(303,571)	(108,248)
Dividends paid	(38,401)	(37,195)
Proceeds from exercise of stock options	9,185	14,953

Net cash used in financing activities	(101,493)	(247,429)

Net increase (decrease) in cash and cash equivalents	110,954	(60,465)
Cash and cash equivalents at beginning of period	32,915	86,251

Cash and cash equivalents at end of period	$143,869	$25,786

See notes to consolidated financial statements.

\

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments necessary for a fair presentation are included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
At September 30, 2005, the Company operated 276 skilled nursing facilities, 65 assisted living facilities, 99 hospice and home health offices and 91 outpatient therapy clinics.
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

Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income totaled $50.2 million and $128.7 million for the three and nine months ended September 30, 2005, respectively, and $39.1 million and $119.8 million for the three and nine months ended September 30, 2004, respectively. The other comprehensive loss in the first nine months of 2004 primarily represented the reversal of the unrealized gain on investments sold.
Insurance Liabilities
At September 30, 2005 and December 31, 2004, the workers’ compensation liability consisted of short-term reserves of $21.0 million and $23.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $44.5 million and $41.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $5.3 million and $22.1 million for the three and nine months ended September 30, 2005, respectively, and $6.4 million and $24.6 million for the three and nine months ended September 30, 2004, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 7 for discussion of the Company’s general and professional liability.
Restricted Stock Accounting
The compensation expense related to time-vested restricted stock awards is amortized up to the employees’ expected retirement date. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. The Company will be required to change this policy for all awards to be granted or modified after adoption of the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006, as discussed below. Any new or modified awards after December 31, 2005 will be required to be amortized up to the employees’ retirement eligible date. The Company recorded compensation expense for time-vested restricted stock awards of $0.8 million and $2.3 million for the three and nine months ended September 30, 2005, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2004, respectively. If the Company had recorded the expense up to the employees’ retirement eligible date, the Company would have expensed $0.5 million and $9.6 million for the three and nine months ended September 30, 2005, respectively, and $1.0 million and $5.3 million for the three and nine months ended September 30, 2004, respectively.
Stock-Based Compensation
Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, the Company recognizes no compensation expense for the stock options. During the first nine months of 2005, employees delivered shares to the Company to cover the payment of the option price and related tax withholdings on the option exercises. These shares had a value of $14.9 million.
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

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Net income — as reported	$50,187	$39,075	$128,629	$120,300
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(898)	(10,410)	(3,420)

Net income — pro forma	$50,153	$38,177	$118,219	$116,880

Earnings per share — as reported:
Basic	$.61	$.45	$1.52	$1.38
Diluted	$.60	$.45	$1.49	$1.35

Earnings per share — pro forma:
Basic	$.61	$.44	$1.40	$1.34
Diluted	$.60	$.43	$1.36	$1.31

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
In addition, Statement 123R requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management expects to adopt this Statement on January 1, 2006 under the modified-prospective-transition method. As of September 30, 2005, substantially all of the Company’s options are vested, and the pre-tax expense expected to be recorded in 2006 related to stock options outstanding at September 30, 2005 is $0.2 million. Management has not determined the impact of adoption of cash-settled stock appreciation rights.

Note 2 — Debt
Debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Senior Notes:
7.5%, due June 15, 2006 (1)(2)		$98,037
8%, due March 1, 2008 (2)	$145,886	146,884
6.25%, due May 1, 2013 (1)	199,526	199,480
Convertible Senior Notes:
2.125%, due April 15, 2023 (3)
Old Notes	6,552	6,561
New Notes	93,433	93,439
2.125%, due August 1, 2035	400,000
Other debt	4,740	5,099
Capital lease obligations	7,221	8,276

	857,358	557,776
Less amounts due within one year	2,539	2,501

Long-term debt	$854,819	$555,275

(1)	Net of discount

(2)	Net of fair value adjustment related to interest rate swap agreements

(3)	Interest rate increased to 2.625% from Aug. 20, 2003 through Dec. 31, 2008
In May 2005, the Company terminated its existing three-year $200 million revolving credit facility that was scheduled to mature April 21, 2006. The Company wrote off $0.6 million in deferred finance fees. Simultaneously, the Company entered into a new five-year $300 million unsecured revolving credit facility with a group of lenders, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). As of September 30, 2005, there were no loans outstanding under this agreement and after consideration of usage for letters of credit, there was $251.3 million available for future borrowing plus the accordion feature. The credit commitment expires on May 27, 2010.
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
In August 2005, the Company issued $400 million principal amount of 2.125% convertible senior notes due in 2035 (the Notes) in a private placement. The Notes pay interest semiannually in arrears at an annual rate of 2.125 percent until August 1, 2010 and at an annual rate of 1.875 percent thereafter. The Notes mature on August 1, 2035. The Company is in the process of registering the Notes with the Securities and Exchange Commission. The Notes are guaranteed by substantially all of the Company’s subsidiaries and these subsidiaries are 100 percent owned. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. The parent company has no independent assets or operations.
The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 22.3474 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $44.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the Notes for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the Notes decline to certain levels. In general, upon conversion of a note, a holder will receive cash equal to the lesser of the principal amount of the note or the conversion value of the note and common stock of the Company for any conversion value in excess of the principal amount.
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
In connection with the issuance of the Notes, the Company entered into convertible note hedge and warrant option transactions with respect to its common stock. These transactions have no effect on the terms of the Notes and are intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $59.66 per share, representing a 60 percent conversion premium. The net cost of $53.8 million of the convertible note hedge and warrant option transactions was included in shareholders’ equity, along with the partially offsetting tax benefit of the hedge of $29.3 million. See Note 8 for a discussion of the potential effect on diluted earnings per share.
The net proceeds from the issuance of the Notes were $391.0 million, after deducting fees and expenses. The Company used the net proceeds to purchase $237.2 million of its common stock (a portion of which was completed under an accelerated share repurchase agreement, as discussed in Note 3), to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions and to redeem the remaining $100 million principal amount of the 7 1/2% Senior Notes due June 2006 issued by its wholly owned subsidiary, Manor Care of America, Inc. (MCA). In conjunction with the redemption of $100 million of Senior Notes in September 2005, the Company recorded expense of $4.1 million, including a make-whole payment for early redemption of the notes and an unwind fee related to termination of the interest rate swap agreements.
Note 3 — Stock Purchase
As of June 30, 2005, the Company had remaining authority to purchase $43.9 million of its common stock. On July 22, 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. The Company purchased 7.7 million shares during the third quarter of 2005 for $290.2 million, including 4.6 million shares as part of an accelerated share repurchase (ASR) agreement described below. At September 30, 2005, the Company had remaining unused repurchase authority of $53.7 million.
In August 2005, the Company purchased 4.6 million shares of its common stock under an ASR agreement with an investment bank for an aggregate cost of $174.8 million. The agreement allowed the Company to repurchase the shares immediately, while the investment bank will purchase the shares in the market over time. The ASR agreement is subject to a market price adjustment based on the difference between the volume-weighted average price during the contract period, which is subject to an upper and lower limit, and the initial per share payment of $38.24. At the end of the agreement in December 2005, the Company may receive or be required to pay a price adjustment in either cash or shares of its common stock, at the Company’s option. The ASR agreement was classified as equity and the market price adjustment will be recorded in shareholders’ equity at the time of settlement.

Note 4 — Divestitures
During the third quarter of 2005, the Company divested three non-strategic skilled nursing facilities in New Mexico for $26.5 million, realizing a gain of $17.6 million. The results of operations of the divested facilities are not material to the consolidated results of operations.
Note 5 — Asset Impairment
During the Company’s quarterly review of long-lived assets, management determined that one facility’s net assets of $2.5 million should be written off. The majority of the assets related to leasehold improvements incurred in 2003. The Company has changed facility management several times in the last three years and tried different marketing approaches. During the quarter, management concluded it will not be able to improve the facility’s cash flow to a sufficient level to justify the asset value now or in the future. The Company will continue to operate this leased skilled nursing facility.
Note 6 — Revenues
Revenues for certain health care services are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In thousands)
Skilled nursing and assisted living services	$709,203	$680,902	$2,162,692	$2,032,300
Hospice and home health services	99,450	96,745	292,263	285,095
Rehabilitation services (excludes intercompany revenues)	24,600	21,192	73,972	63,526
Other services	7,026	7,979	24,313	22,370

	$840,279	$806,818	$2,553,240	$2,403,291

Note 7 — Contingencies
One or more subsidiaries or affiliates of MCA have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of MCA. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where MCA is alleged to be a potentially responsible party has not yet been quantified. At September 30, 2005, the Company had $4.8 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At September 30, 2005, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2005 and December 31, 2004, the general and professional liability consisted of short-term reserves of $60.9 million and $65.9 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $118.5 million and $122.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $18.1 million and $54.5 million for the three and nine months ended September 30, 2005, respectively, and $20.0 million and $60.8 million for the three and nine months ended September 30, 2004, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 8 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS — net income	$50,187	$39,075	$128,629	$120,300
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	27	27	82	81

Numerator for diluted EPS	$50,214	$39,102	$128,711	$120,381

Denominator:
Denominator for basic EPS — weighted- average shares	81,699	86,158	84,737	87,250
Effect of dilutive securities:
Stock options	1,105	969	1,077	1,136
Non-vested restricted stock		464		461
Convertible Senior Notes due 2023	789	211	649	373
Forward contract	58		19

Denominator for diluted EPS — adjusted for weighted-average shares and assumed conversions	83,651	87,802	86,482	89,220

EPS:
Basic	$.61	$.45	$1.52	$1.38
Diluted	$.60	$.45	$1.49	$1.35
The accelerated share repurchase (ASR) agreement, described in Note 3, represents a forward contract. The Company assumed that it will issue shares to settle its obligation under the ASR agreement because the Company has no previous practice or stated policy of settling in cash. Diluted EPS included the weighted-average shares assuming share settlement under the treasury stock method at September 30, 2005; although, the actual settlement of the contract will not be completed until December 2005.
The Company’s $400 million convertible senior notes (the Notes) issued in August 2005 that, upon conversion, provide for the principal amount to be settled in cash and the excess value, if any, to be settled in the Company’s common stock will be included in the denominator for diluted EPS when the average stock price for the period exceeds the conversion price of $44.75. In connection with the issuance of the Notes, the Company purchased a convertible note hedge and sold warrants, which, in combination, have the effect of reducing the dilutive impact of the

Notes by increasing the effective conversion price to $59.66. For earnings per share purposes, the transactions have to be analyzed separately. First, the purchase of the convertible note hedge was excluded because its impact will always be anti-dilutive. Second, the impact of the warrants will be included in the denominator for diluted EPS when the average stock price for the period exceeds the conversion price of the warrants of $59.66. Since the average price of the Company’s stock did not exceed the conversion price of the Notes or warrants, there was no impact on diluted shares.
Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.5 million shares with an average exercise price of $38 for the nine months of 2005 and 1.2 million shares with an average exercise price of $35 for the nine months of 2004.
Note 9 — Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In thousands)
Service cost	$429	$396	$1,288	$1,189
Interest cost	990	986	2,969	2,959
Expected return on plan assets	(1,183)	(1,194)	(3,550)	(3,583)
Amortization of unrecognized transition asset	(12)	(12)	(36)	(36)
Amortization of prior service cost	490	490	1,471	1,471
Amortization of net loss	235	178	705	532

Net pension cost	$949	$844	$2,847	$2,532

Note 10 — Segment Information
The Company provides a range of health care services. The Company has two reportable operating segments, long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the “Other” category are derived from rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, asset impairment, other income and expense items, and income taxes.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
		(In thousands)
Three months ended September 30, 2005
Revenues from external customers	$709,203	$99,450	$31,626	$840,279
Intercompany revenues			27,225	27,225
Depreciation and amortization	32,808	761	1,023	34,592
Operating margin	131,448	17,437	3,240	152,125

Three months ended September 30, 2004
Revenues from external customers	$680,902	$96,745	$29,171	$806,818
Intercompany revenues			17,994	17,994
Depreciation and amortization	30,260	732	951	31,943
Operating margin	123,562	18,067	1,786	143,415

Nine months ended September 30, 2005
Revenues from external customers	$2,162,692	$292,263	$98,285	$2,553,240
Intercompany revenues			72,615	72,615
Depreciation and amortization	96,968	2,331	4,369	103,668
Operating margin	382,641	44,704	9,370	436,715

Nine months ended September 30, 2004
Revenues from external customers	$2,032,300	$285,095	$85,896	$2,403,291
Intercompany revenues			51,806	51,806
Depreciation and amortization	90,928	2,216	2,822	95,966
Operating margin	357,880	53,339	9,554	420,773

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
          Federal Medicare Payment Legislation. On July 28, 2005, The Centers for Medicare & Medicaid Services, or CMS, announced the final rule for nursing home payments for fiscal 2006, which included refinements to the patient classification system and the elimination of the temporary add-on payments for certain high-acuity patients. A market basket or inflationary increase of 3.1 percent is effective October 1, 2005 for our skilled nursing facilities and patient classification refinements and elimination of add-on payments are effective January 1, 2006. As a result of the final rule, we estimate that our average Medicare rates, based on our current mix of patients, increased approximately $10 to $11 per day on October 1, 2005 and will decrease approximately $17 to $20 per day on January 1, 2006.
Critical Accounting Policies
          General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. Our independent actuary provided a range of the indicated loss reserve levels during the second quarter of 2005 for all policy periods through May 31, 2005. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first nine months of 2005 with the same period in 2004, the number of new claims and our average settlement cost per claim are similar. Based on our own semi-annual review of trends and confirmed with our independent actuary’s analysis, we maintained our accrual for current claims at $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
          Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in the first nine months of 2005 decreased in comparison to the prior year period. As a result of these factors, our workers’ compensation expense decreased $1.1 million for the third quarter of 2005 and $2.5 million for the first nine months of 2005 in comparison to prior year periods. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations —
Quarter and Year-To-Date September 30, 2005 Compared with September 30, 2004
          Revenues. Our revenues increased $33.5 million, or 4 percent, from the third quarter of 2004 to 2005. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $28.3 million, or 4 percent, due to increases in rates/patient mix of $50.1 million and occupancy of $1.6 million that were partially offset by a decrease in capacity of $23.4 million. Our revenues from the hospice and home health segment increased $2.7 million, or 3 percent, primarily because of an increase in the number of patients utilizing our hospice services.
Our revenues in the first nine months of 2005 increased $149.9 million, or 6 percent, compared with the first nine months of 2004. The increase included revenues of $63.2 million in the first quarter of 2005 associated with provider assessments. Revenues from our long-term care segment, excluding revenues in the first quarter of 2005 associated with provider assessments, increased $67.2 million, or 3 percent, due to increases in rates/patient mix of $156.8 million and occupancy of $13.5 million that were partially offset by a decrease in capacity of $103.1 million. Our revenues from the hospice and home health care segment increased $7.2 million, or 3 percent, primarily because of an increase in the number of patients utilizing our hospice services.
Our average rates per day for the long-term care segment were as follows:

	Third Quarter			First Nine Months
	2005	2004	Increase	2005	2004	Increase
Medicare	$361.13	$338.60	7%	$356.26	$335.83	6%
Medicaid	$146.49	$136.64	7%	$146.52	$135.14	8%
Private and other (skilled only)	$213.70	$200.45	7%	$212.83	$199.48	7%
Our Medicare rates increased as a result of an inflation update of 2.8 percent effective October 1, 2004, as well as a shift to higher acuity Medicare patients. Our average Medicaid rates excluded prior period revenues. However, when giving effect for the increase in accompanying state provider assessments, the net Medicaid rates decreased approximately 1 percent for the first nine months of 2005 compared with the prior year period.

Our occupancy levels were as follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Total	88%	89%	88%	88%
Excluding start-up facilities	88%	89%	88%	88%
Skilled nursing facilities	89%	89%	89%	89%
The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 69 percent for the third quarter and first nine months of 2004 to 71 percent for the third quarter and first nine months of 2005.
Our bed capacity declined between the third quarters and first nine months of 2004 and 2005 primarily because of the divestiture of 21 facilities in 2004. We also divested three facilities in the third quarter of 2005.
          Operating Expenses — Quarter. Our operating expenses in the third quarter of 2005 increased $24.8 million, or 4 percent, compared with the third quarter of 2004.
Operating expenses from our long-term care segment increased $20.4 million, or 4 percent, between the third quarters of 2004 and 2005. The largest portion of the long-term care operating expense increase related to ancillary costs of $13.8 million, excluding internal labor, and provider assessments of $9.1 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Partially offsetting these increases were decreases in labor costs of $5.5 million and general and professional liability expense of $1.8 million. Our labor costs declined due to the divestiture of facilities in 2004. Our average wage rates increased 3 percent compared with the third quarter of 2004.
Our operating expenses from our hospice and home health segment increased $3.3 million, or 4 percent, between the third quarters of 2004 and 2005. The increase related to labor costs of $1.9 million and other direct nursing care costs, including medical equipment and supplies, of $1.1 million. Our operating margins are down from the prior year because of our reorganization in the first quarter of 2005 although we have seen sequential improvement in our operating margins since the first quarter.
          Operating Expenses — First Nine Months. Our operating expenses in the first nine months of 2005 increased $134.0 million, or 7 percent, compared with the first nine months of 2004. The increase included provider assessments for several states of $57.5 million in the first quarter of 2005.

Excluding provider assessments in the first quarter of 2005, operating expenses from our long-term care segment increased $48.1 million, or 3 percent, between the first nine months of 2004 and 2005. The largest portion of the long-term care operating expense increase related to ancillary costs for higher acuity patients, excluding internal labor, of $44.5 million and provider assessments of $15.6 million. Partially offsetting these increases were decreases in labor costs of $23.7 million and general and professional liability expense of $6.0 million. Our labor costs declined due to the divestiture of facilities in 2004.
Our operating expenses from our hospice and home health segment increased $15.8 million, or 7 percent, between the first nine months of 2004 and 2005 primarily due to a $9.3 million increase in labor costs. Our 2005 results were affected by our reorganization in the first quarter when we appointed a new general manager and new divisional and regional management.
          General and Administrative Expenses. Our general and administrative expenses increased $5.6 million from the third quarters of 2004 to 2005 primarily due to a $4.5 million increase in costs associated with our stock appreciation rights, restricted stock and deferred compensation plans.
Our general and administrative expenses increased $14.7 million from the first nine months of 2004 to 2005 primarily due to the higher costs associated with our stock appreciation rights, restricted stock and deferred compensation plans. These costs increased $9.6 million primarily as a result of an 8 percent increase in our stock price this year.
          Depreciation and Amortization. Our depreciation expense increased $2.5 million and $7.3 million from the third quarters and first nine months of 2004 to 2005, respectively. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in the second quarter of 2005. See Note 1 to the consolidated financial statements for further discussion. Excluding the leasehold improvement adjustment and the impact of divested facilities in 2005 and 2004, our depreciation increased $7.8 million from the first nine months of 2004 and 2005 because of new construction projects and renovations to existing facilities.
          Asset Impairment. During our quarterly review of long-lived assets, management determined that one facility’s net assets of $2.5 million should be written off. The majority of the assets related to leasehold improvements incurred in 2003. We changed facility management several times in the last three years and tried different marketing approaches. During the quarter, we concluded that we will not be able to improve the facility’s cash flow to a sufficient level to justify the asset value now or in the future. We will continue to operate this leased skilled nursing facility.
          Interest Expense. Interest expense increased $0.9 million from the third quarters of 2004 to 2005 because of the higher interest rates associated with our interest rate swap agreements.

          Early Extinguishment of Debt. In the third quarter of 2005, we redeemed the remaining $100 million of our subsidiary’s 7 1/2% Senior Notes due in 2006 and recorded expense of $4.1 million, including a make-whole payment for early redemption of the notes and an unwind fee related to termination of the interest rate swap agreements.
In the third quarter of 2004, we incurred $11.2 million in costs related to the early extinguishment of $50 million of 7 1/2% Senior Notes and $50 million of 8% Senior Notes, pursuant to our previously announced cash tender offers. The costs included a prepayment premium of $10.5 million, fees and expenses of $0.4 million and the write off of deferred financing costs of $0.3 million.
          Gain on Sale of Assets. Our gain on sale of assets in 2005 primarily related to a $17.6 million gain from the sale of three non-strategic skilled nursing facilities in New Mexico in September 2005. Our gain on sale of assets in 2004 primarily resulted from the sale of seven skilled nursing and two assisted living facilities and sale of certain other assets.
          Equity in Earnings of Affiliated Companies. Our equity earnings decreased in the third quarter and first nine months of 2005 compared with the prior year periods primarily because of the decline in earnings from our ownership interests in two hospitals.
          Interest Income and Other. Our interest income increased in the third quarter of 2005 as a result of the short-term investment of our cash and cash equivalents.
          Income Taxes. Our effective tax rate was 37.7 percent in the third quarter of 2005 compared with 34.7 percent in the third quarter of 2004. Our effective tax rate was lower in the third quarter of 2004 due to the resolution of certain tax issues during the quarter that allowed us to adjust prior years’ estimated tax liability by $1.7 million.
Our effective tax rate was 36.6% for the nine months ended September 30, 2005 and 2004. Our effective tax rate was lower in 2005 than our expected rate of 37.5 percent primarily because of a decrease in deferred taxes of $2.9 million in the second quarter related to Ohio tax legislation which was partially offset by the reversal of $1.7 million of deferred tax assets in the first quarter related to prior years’ restricted stock expense.
Financial Condition — September 30, 2005 and December 31, 2004
Income tax payable increased $65.3 million primarily due to deferral of tax payments to future quarters.
Long-term debt increased $299.5 million because we issued $400 million of convertible senior notes and redeemed $100 million of our subsidiary’s remaining 7 1/2% Senior Notes in the third quarter of 2005.
Liquidity and Capital Resources
          Cash Flows. During the first nine months of 2005, we satisfied our cash requirements primarily with cash generated from operating activities and issuance of convertible senior notes. We used the cash principally for capital expenditures, the purchase of our common stock, the payment of debt and the payment of dividends. Cash flows from operating activities were $290.6 million for the first nine months of 2005, an increase of $10.3 million from the prior year period. Our operating cash flows in 2005 increased primarily because of the deferral of federal income tax payments and the increase in earnings. The increases were partially offset by the Medicare settlement payments of $31.9 million in the first quarter of 2005 related to the former Manor Care home office cost reports for 1997 through 1999, which are under appeal and recorded as receivables.
          Investing Activities. Our expenditures for property and equipment of $97.1 million in the first nine months of 2005 included $28.4 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of three skilled nursing facilities in the third quarter.
          Debt Agreements. On May 27, 2005, we terminated our three-year $200 million revolving credit facility and entered into a five-year $300 million unsecured revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). The new unsecured revolving credit facility includes a $125 million sublimit for letters of credit. As of September 30, 2005, there were no loans outstanding under the new facility and after consideration of usage for letters of credit, there was $251.3 million available for future borrowing plus the accordion feature.
On August 1, 2005, we issued $400 million of 2.125% convertible senior notes due 2035. The net proceeds of $391.0 million were used to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions, to redeem MCA’s $100 million principal amount of 7 1/2% Senior Notes and to purchase $237.2 million of our common stock, as discussed below. See Note 2 to the consolidated financial statements for further discussion of the debt issuance.
The holders of our $100 million convertible senior notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of September 30, 2005. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
          Stock Purchase. In July 2004, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2005. On July 22, 2005, we announced that our Board of Directors authorized an additional $300 million through December 31, 2006. We purchased 8.1 million shares in the first nine months of 2005 for $303.6 million, including 4.6 million shares as part of an accelerated share repurchase agreement. As of September 30, 2005, we had $53.7 million remaining authority to repurchase our shares. See Note 3 for additional discussion of our accelerated share repurchase agreement. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
          Cash Dividends. On October 21, 2005, we announced that the Company will pay a quarterly cash dividend of 15 cents per share to shareholders of record on November 14, 2005. This dividend will approximate $11.8 million and is payable November 28, 2005. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2004. In August 2005, we issued $400 million of 2.125% convertible senior notes due 2035. In September 2005, we purchased the remaining $100 million principal amount of our subsidiary’s 7 1/2% Senior Notes due 2006 and terminated the related interest rate swap agreements.
The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. We believe the holders of our $100 million and $400 million convertible senior notes will not require us to redeem or convert the notes through 2010 and we do not expect to redeem in 2010. Therefore, we have included both of these notes in the Thereafter column. For interest rate swaps, the table presents notional amounts by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

The following table provides information about our significant interest rate risk at September 30, 2005:

								Fair
								Value
	Expected Maturity Dates							Sept. 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
	(Dollars in thousands)
Long-term debt:
Fixed rate debt			$150,000			$699,985	$849,985	$908,340
Average interest rate			8.0%			3.4%	4.2%

Interest rate swaps — fixed to variable:
Notional amount			$100,000				$100,000	$4,114
Pay variable rate			L+ 5.0%				L+ 5.0%
Receive fixed rate			8.0%				8.0%
L= six-month LIBOR (approximately 4.2% at September 30, 2005)
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There were no significant changes in our internal control over financial reporting in the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
See Note 7 — Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to stock repurchased by the Company during the third quarter of 2005:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
7/1/05—7/31/05	2,733,200	$37.35	2,733,200	$241,782,292
8/1/05—8/31/05	4,946,300	$38.02	4,946,300	$53,701,788
9/1/05—9/30/05				$53,701,788

Total	7,679,500	$37.79	7,679,500

(1)	On July 23, 2004, the Company announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2005, but this authorization was utilized by July 2005. On July 22, 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None

Item 6. Exhibits.

S-K Item
601 No.
4.1	Third Supplemental Indenture, dated as of August 5, 2005, between Manor Care of America, Inc. and Wilmington Trust Company, Trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on August 9, 2005 and incorporated herein by reference)

10.1*	Second Amendment to the Amendment and Restatement of the Equity Incentive Plan, effective as of October 6, 2005

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Accelerated Share Repurchase Agreement, dated August 11, 2005, among Manor Care, Inc. and J.P. Morgan Securities, Inc. as agent for JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on August 12, 2005 and incorporated herein by reference)

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)

Date November 4, 2005	By	/s/ Geoffrey G. Meyers

Geoffrey G. Meyers, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
10.1	Second Amendment to the Amendment and Restatement of the Equity Incentive Plan, effective as of October 6, 2005

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002