Form 10-K
period 2005-12-31
MANOR CARE INC
filed 2006-03-03
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing price of $39.73 per share on June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $3,312,400,112. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Act of 1934.
The number of shares of Common Stock, $.01 par value, of Manor Care, Inc. outstanding as of February 28, 2006 was 79,071,372.
Documents Incorporated By Reference
The following document is incorporated by reference in the Part indicated:
     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 9, 2006 in Part III.

Manor Care, Inc.
Form 10-K

PART I
Item 1. Business
General Development of Business
Manor Care, Inc., which we also refer to as Manor Care and HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. Our other segment is hospice and home health care. We provide greater detail about the revenues of certain health care services and other segment information in Notes 4 and 16 to the consolidated financial statements.
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
Narrative Description of Business
Long-Term Care Services
We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare and Arden Courts names. On December 31, 2005, we operated 276 skilled nursing facilities and 65 assisted living facilities in 30 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.
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
Hospice and Home Health Care
Our hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 103 offices in 24 states. Our hospice services focus on the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Palliative and clinical care, education, counseling and other resources not only take into consideration their needs, but the needs of family members, as well. Our home health care is designed to assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. For skilled care, our registered and licensed practical nurses and therapy professionals can provide services such as wound care and dressing changes; infusion therapy; cardiac rehabilitation; and physical, occupational and speech therapies. In addition, our home health aides can assist with daily activities such as personal hygiene, assistance with walking and getting in and out of bed, medication management, light housekeeping and generally maintaining a safe environment.
Other Health Care Services
In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our outpatient therapy clinics and at work sites, schools, hospitals and other health care settings. Our 91 outpatient therapy clinics are located in Midwestern and Mid-Atlantic states, Texas and Florida.

Other Services
We own a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.
Customers
No individual customer or related group of customers accounts for a significant portion of our revenues. We do not expect that the loss of a single customer or group of related customers would have a material adverse effect.
Certain classes of patients rely on a common source of funds to pay the cost of their care. The following table reflects the allocation of revenue sources among Medicare, Medicaid, and private pay and other sources for the last three years for services related to skilled nursing, assisted living and rehabilitation operations.

	2005	2004	2003
Medicare	39%	36%	32%
Private pay and other	32	33	35
Medicaid	29	31	33

	100%	100%	100%

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
Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. Congress passed a number of laws that have effected major changes in the Medicare and Medicaid programs. See the “Results of Operations – Overview” section on 21-23 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation.
Regulation and Licenses
Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business.

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
Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things, personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. If assisted living facilities fail to comply with licensing requirements, these facilities could lose their licenses. Most states also subject assisted living facilities to state or local building codes, fire codes and food service licensure or certification requirements. In addition, since the assisted living industry is relatively new, the manner and extent to which it is regulated at federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may have a significant impact on our methods and costs of doing business.
See Item 1A, Risk Factors, for additional discussion of laws and regulations applicable to our business.

Employees
As of December 31, 2005, we had approximately 58,000 full- and part-time employees. Approximately 6,400 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 1,400 of our employees are members of labor unions.
Other Areas
See Item 1A, Risk Factors, for a discussion of our labor costs and competition.
Executive Officers of the Registrant
The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:
Executive Officers

Name	Age	Office and Experience
Paul A. Ormond	56	President and Chief Executive Officer since August 1991; Chairman of the Board since September
		2001 and from August 1991 to September 1998; and member of Class I of the Board of Directors, with
		a term expiring in 2007.

M. Keith Weikel	67	Senior Executive Vice President and Chief Operating Officer since August 1991; and member of Class
		III of the Board of Directors, with a term expiring in 2006.

Geoffrey G. Meyers	61	Executive Vice President and Chief Financial Officer since August 1991.

Stephen L. Guillard	56	Executive Vice President of Manor Care since June 2005; and Chairman and Chief Executive Officer
		of Harborside Healthcare Corporation from 1988 to May 2005.

R. Jeffrey Bixler	60	Vice President and General Counsel since November 1991 and Secretary since December 1991.

Nancy A. Edwards	55	Vice President and General Manager of Central Division since December 1993.

Name	Age	Office and Experience
John K. Graham	45	Group Vice President, Hospice and Home Health Care since March 2005; Vice President and General
		Manager of Eastern Division from July 2002 to February 2005; and Vice President and Director of
		Rehabilitation Services from September 1998 to June 2002.

Jeffrey A. Grillo	47	Vice President and General Manager of Mid-Atlantic Division since February 1999.

Lynn M. Hood	44	Vice President and General Manager of Southeast Division since February 2006; Assistant
		Vice President/General Manager of South-West Division(1) from September 2004 to January
		2006; Regional Director of Operations(1) for certain groups of facilities from 1995 to
		August 2004.

Larry C. Lester	63	Vice President and General Manager of Midwest Division, and Director of Marketing since July 2003;
		and Vice President and General Manager of Midwest Division from January 2000 to June 2003.

Spencer C. Moler	58	Vice President and Controller since August 1991.

Susan E. Morey	53	Vice President and General Manager of Eastern Division since May 2005; Assistant Vice
		President/General Manager of Eastern Division(1) from November 2001 to April 2005; and
		Regional Director of Operations(1) for certain groups of facilities from 1997 to
		October 2001.

Michael J. Reed	54	Vice President and General Manager of Assisted Living Division since December 2005; Vice President
		and General Manager of Assisted Living Division(1) from October 2005 to November 2005;
		Senior Vice President of Marketing of Harborside Healthcare Corporation from November 2003 to
		September 2005; Vice President of Fountains Inc. from July 2001 to September 2003.

F. Joseph Schmitt	57	Vice President and General Manager of West Division since February 2006; Vice President and
		General Manager of South-West Division from September 2004 to January 2006; and Vice President and
		General Manager of Southern Division from December 1993 to August 2004.

(1)	Position pertains to a subsidiary of Manor Care.

Item 1A. Risk Factors
The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to us, our industry or our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline.
We depend upon reimbursement by third-party payors.
Our revenues are derived from private and governmental third-party payors. In 2005, 39 percent of our long-term care and rehabilitation revenues were derived from Medicare, 29 percent from Medicaid and 32 percent from commercial insurers, managed care plans, workers’ compensation payors and other private pay revenue sources. There are pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for health care services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. In the past, we have experienced a decrease in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or the Budget Act. Although certain rate reductions resulting from the Budget Act were mitigated temporarily by the SCHIP Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, the Budget Act significantly changed the method of payment under the Medicare and Medicaid programs for our services. The Centers for Medicare & Medicaid Services, or CMS, has issued a final Medicare skilled nursing facility payment rule for the 12 months ended September 30, 2006 that implements refinements to the patient classification system and triggers the expiration of a payment add-on for certain high-acuity patients. Skilled nursing facilities continued to be paid under the prior classification system from October 1, 2005 through December 31, 2005, and the new classification system became effective January 1, 2006. The final rule also adopts a 3.1 percent market basket increase for the 12 months ended September 30, 2006. Therefore, while Medicare payments to skilled nursing facilities were reduced by an estimated $1.02 billion because of the expiration of temporary add-on payments, according to CMS this reduction will be more than offset by a $510 million increase from the refined classification system and a $530 million increase from the payment rate update. The changes that took effect January 1, 2006 will have a negative impact on our Medicare rate. Our average Medicare rate of $379 for the fourth quarter of 2005 increased over $17 per day compared with the third quarter of 2005. Of this increase, about $11 per day was related to the market basket increase, and our mix shift accounted for the additional $6 per day. We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of the add-on payments and the new patient classification refinements. Now we expect to substantially offset this decrease with the continuing shift to higher-acuity patients. In addition, in February 2006 Congress enacted the Deficit Reduction Act which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. See the “Results of Operations – Overview” section on pages 21-23 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation and the effects of the Deficit Reduction Act on us. It is possible that future budget cuts in Medicare may be enacted by Congress and implemented by CMS. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.
Due to budgetary shortfalls, many states are considering or have enacted cuts to their Medicaid programs, including funding for our services. In the future, changes to Medicaid may include reducing eligibility, eliminating optional services and transitioning Medicaid patients to less care-intensive settings. In addition, a number of states use various funding mechanisms, including provider assessment programs and intergovernmental transfers, to increase federal Medicaid matching funds. Federal regulations permit states to use these funding sources toward a state’s share of Medicaid expenditures if the state program meets federal requirements. The Department of Health and Human Services has established a Medicaid Commission to advise Congress and the Department’s Secretary on ways to modernize the Medicaid program so that it can provide high-quality health care to its beneficiaries in a financially sustainable manner. The Medicaid Commission is charged with recommending options to achieve $10 billion in Medicaid savings over five years along with longer-term Medicaid financing reforms. On September 1, 2005, the Commission released its “short-term” Medicaid savings recommendations, which include changes to nursing home eligibility rules. Some of the options that could be considered by the Medicaid Commission include curtailing intergovernmental transfers and limiting provider assessment programs in order to decrease federal Medicaid matching funds. Further, the Deficit Reduction Act includes several changes to the Medicaid program designed to rein in program spending.
The health care industry reimbursement process is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. As a result, the reimbursement process may affect our financial condition and results of operations. In fact, we are subject to periodic audits by the Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. These payment and government agencies can reopen previously filed and reviewed cost reports and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid program’s denial of costs claimed to seek recovery of those denied costs. For example, we are currently appealing the Medicare fiscal intermediary’s incorrect adjustment of certain expenses on the former Manor

Care’s home office cost reports from 1997 to 1999, which required us to make a repayment of $34.1 million in 2005, an amount that is recorded as a receivable on our balance sheet. Although we believe that we have strong arguments to support why these amounts should be returned to us, there is no guarantee that we will be successful in our appeal or that this process will be completed in an expeditious manner. While not expected or considered likely, a failure of our appeal could lead to the establishment of reserves and the eventual write-off of the receivables we have established. More generally, due to the complexity of the reimbursement process, we could be subject to civil false claims assessments, fines, criminal penalties or program exclusions as a result of review of program violations by the Department of Justice and the Office of Inspector General, Department of Health and Human Services. Private pay sources also reserve rights to conduct audits and make monetary adjustments.
See the “Results of Operations – Overview” section on pages 21-23 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation.
If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
The health care industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things,
♦ Licensure and certification;

♦ Adequacy and quality of health care services;

♦ Qualifications of health care and support personnel;

♦ Quality of medical equipment;

♦ Confidentiality, maintenance and security issues associated with medical records and claims processing;

♦ Relationships with physicians and other referral sources;

♦ Operating policies and procedures;

♦ Addition of facilities and services; and

♦ Billing for services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to residents, and revisions in licensing and certification standards, could have a material adverse effect on us. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our facilities) and exclusion of one or more of our facilities from participation in the Medicare, Medicaid, and other federal and state health care programs. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies and, in particular, skilled nursing facilities and hospice and home health care agencies. These investigations relate to a wide variety of topics, including:
♦ Cost reporting and billing practices;

♦ Quality of care;

♦ Financial relationships with referral sources; and

♦ Medical necessity of services provided.
In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. As other participants in the health care industry, we receive requests for information from governmental agencies in connection with their regulatory or investigational authority. Moreover, health care providers are also subject to ‘‘qui tam’’ whistleblower lawsuits and false claims provisions at both the state and federal level.

We are required to comply with laws governing the transmission and privacy of health information.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:
♦ Claims information, plan eligibility, payment information and the use of electronic signatures;

♦ Unique identifiers for providers, employers, health plans and individuals; and

♦ Security, privacy and enforcement.
The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards and security standards. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.
State efforts to regulate the construction or expansion of health care providers could impair our ability to expand our operations.
Some states require health care providers (including skilled nursing facilities, hospices, home health agencies and assisted living facilities) to obtain prior approval, known as a certificate of need, or CON, for:
♦ The purchase, construction or expansion of health care facilities;

♦ Capital expenditures exceeding a prescribed amount; or

♦ Changes in services or bed capacity.
To the extent that we require a CON or other similar approvals to expand our operations, either by acquiring facilities or expanding or providing new services or other changes, our expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot assure you that we will be able to obtain CON approval for all future projects requiring that approval.

Health care reform legislation may affect our business.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care initiatives could adversely affect us, such as:
♦ Reductions in funding of the Medicare and Medicaid programs;

♦ Potential changes in reimbursement regulations by CMS;

♦ Enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

♦ Greater state flexibility and additional operational requirements in the administration of Medicaid.
There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may be material to our financial condition or our results of operations.
We face national, regional and local competition.
Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center, and the cost of care in each locality.
We also compete with a variety of other companies in providing assisted living services, hospice and home health care services, and rehabilitation therapy services. Given the relatively low barriers to entry and continuing health care cost-containment pressures in the assisted living industry, we expect that the assisted living industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain residents, to maintain or increase resident service fees, or to expand our business.
Labor costs may increase with a potential shortage of qualified personnel.
A shortage of nurses or other trained personnel and general inflationary pressures have required us to enhance our wage and benefits packages in order to compete for qualified personnel. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. We have used and will continue to use, when needed, high-priced temporary help to supplement staffing levels in certain markets with shortages of health care workers. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.

See the “Results of Operations – Overview” section on page 23 under Item 7, Management’s Discussion and Analysis, for additional discussion of labor.
Our operations are subject to occupational health and safety regulations.
We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. The types of regulatory requirements faced by health care providers such as us include:
♦ Air and water quality control requirements;

♦ Occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics) and waste management requirements;

♦ Specific regulatory requirements applicable to asbestos, polychlorinated biphenyls and radioactive substances;

♦ Requirements for providing notice to employees and members of the public about hazardous materials and wastes; and

♦ Certain other requirements.
If we fail to comply with these standards, we may be subject to sanctions and penalties.
We may be unable to reduce costs to offset decreases in our occupancy rates or other expenses completely.
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of occupancy in our skilled nursing and assisted living facilities and in other sources of income in order to maintain our current cash flow and earnings levels. Fluctuation in our occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. A decline in our occupancy rates could result in decreased revenues. If we are unable to put in place corresponding adjustments in costs in response to declines in census or other revenue shortfalls, we may be unable to prevent future decreases in earnings. As a result, our financial condition and operating results may be adversely affected.

The cost of general and professional liability claims may increase.
Patient care liability remains a serious industry-wide cost issue. The long-term care industry received some assistance with the passage of tort reform measures in Florida, Ohio, Pennsylvania, Texas and other states. Despite those reforms, if patient care claims significantly increase in number and size, our future financial condition and operating results may be adversely affected.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 341 long-term care centers located in 30 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and patient and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business. For the year ended December 31, 2005, approximately 88 percent of the beds were utilized.

The following table shows the number and location of centers and beds we operated as of December 31, 2005 for our long-term care segment.

	Number of Centers
		Assisted
	Skilled	Living	Number of Beds
Pennsylvania	46	9	8,031
Ohio	43	9	6,231
Florida	28	11	4,610
Illinois	29	8	4,538
Michigan	27	3	3,667
Maryland	14	9	2,719
Texas	12	4	2,100
California	9		1,289
Virginia	6	2	1,038
West Virginia	7		927
Wisconsin	8		868
Indiana	4	1	859
South Carolina	7		853
New Jersey	4	4	747
Kansas	3		487
Washington	4		482
Oklahoma	4		478
Missouri	3		430
Iowa	4		406
Delaware	2	1	356
Colorado	2		310
Georgia	2		257
Kentucky	1	1	242
North Dakota	2		215
Nevada	1		189
Connecticut		3	180
Utah	1		140
North Carolina	1		120
Arizona	1		118
South Dakota	1		99

Total	276	65	42,986

We own 333 of these centers, lease seven, and have a partnership in one center. We operate 65 assisted living facilities with a total of 5,080 beds. Five of our properties are subject to liens that encumber the properties in an aggregate amount of $3.9 million.
We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our off-balance sheet obligation for this lease in the “Capital Resources and Liquidity” section on page 34 under Item 7, Management’s Discussion and Analysis. We also lease space for our hospice and home health offices and outpatient therapy clinics.

Item 3. Legal Proceedings
See the “Commitments and Contingencies” section on pages 35-36 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded. The high, low and closing prices of our stock on the New York Stock Exchange and dividends declared and paid during 2005 and 2004 were as follows:

				Cash
	High	Low	Close	Dividends
2005
First Quarter	$36.59	$32.26	$36.36	$.15
Second Quarter	$41.16	$30.87	$39.73	$.15
Third Quarter	$40.46	$34.70	$38.41	$.15
Fourth Quarter	$41.10	$36.46	$39.77	$.15

2004
First Quarter	$37.25	$32.44	$35.29	$.14
Second Quarter	$36.57	$30.28	$32.68	$.14
Third Quarter	$32.75	$29.20	$29.96	$.14
Fourth Quarter	$35.84	$29.42	$35.43	$.14
In January 2006, our Board of Directors increased our quarterly dividend to 16 cents per share of common stock. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividend will be declared, paid or increased in the future.
On January 31, 2006, we had 2,271 stockholders of record. Approximately 93 percent of our outstanding shares were registered in the name of The Depository Trust Company, or Cede & Co., which held these shares on behalf of several hundred brokerage firms, banks and other financial institutions. We believe that the shares attributed to these financial institutions represent the interests of approximately 30,000 beneficial owners, including employees’ interests in stock in our 401(k) plan.

Issuer Purchases of Equity Securities
The following table provides information with respect to stock repurchased by us during the fourth quarter of 2005:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	or Programs (1)
10/1/05-10/31/05				$53,701,788
11/1/05-11/30/05				$53,701,788
December ASR settlement (2)				$52,494,794
12/1/05-12/31/05	293,000	$39.54	293,000	$40,910,136

Total	293,000	$39.54	293,000

(1)	On July 23, 2004, Manor Care announced that its Board of Directors authorized management to spend $100 million to purchase common stock through December 31, 2005, but this authorization was utilized by July 2005. On July 22, 2005, Manor Care announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. On January 27, 2006, Manor Care announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2006.

(2)	In August 2005, Manor Care purchased 4.6 million shares of its common stock under an accelerated share repurchase agreement, or ASR, for an aggregate cost of $174.8 million. At the end of the agreement in December 2005, Manor Care paid a price adjustment of $1.2 million in cash.

Item 6. Selected Financial Data
Five-Year Financial History

	2005	2004	2003	2002	2001
	(In thousands, except per share amounts and Other Data)
Results of Operations
Revenues	$3,417,290	$3,208,867	$3,029,441	$2,905,448	$2,694,056
Expenses:
Operating	2,820,431	2,647,849	2,523,534	2,401,636	2,271,808
General and administrative	164,189	140,587	157,566	131,628	115,094
Depreciation and amortization	139,203	127,821	128,810	124,895	128,159
Asset impairment	2,451			33,574

	3,126,274	2,916,257	2,809,910	2,691,733	2,515,061

Income before other income (expenses) and income taxes	291,016	292,610	219,531	213,715	178,995
Other income (expenses):
Interest expense	(41,240)	(42,420)	(41,927)	(37,651)	(50,800)
Early extinguishment of debt	(18,634)	(11,160)
Gain (loss) on sale of assets	16,431	6,400	3,947	30,651	(445)
Equity in earnings of affiliated companies	5,492	6,975	7,236	4,761	1,407
Interest income and other	4,607	2,474	1,625	1,208	835

Total other expenses, net	(33,344)	(37,731)	(29,119)	(1,031)	(49,003)

Income before income taxes	257,672	254,879	190,412	212,684	129,992
Income taxes	96,717	86,657	71,405	80,820	61,502

Income before cumulative effect	$160,955	$168,222	$119,007	$131,864	$68,490

Earnings per share:
Income before cumulative effect
Basic	$1.93	$1.94	$1.33	$1.34	$.67
Diluted	$1.89	$1.90	$1.30	$1.33	$.66
Cash dividends declared per common share	$.60	$.56	$.25

Cash Flows
Cash flows from operations	$353,948	$329,766	$300,464	$283,293	$283,427

Financial Position
Total assets	$2,339,234	$2,350,464	$2,396,711	$2,329,072	$2,424,071
Long-term debt	730,466	555,275	659,181	373,112	715,830
Shareholders’ equity	773,723	984,159	975,105	1,016,047	1,046,538

Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	341	344	363	366	368

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
Manor Care, Inc., which we also refer to as Manor Care or HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy.
     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. On December 31, 2005, we operated 276 skilled nursing facilities and 65 assisted living facilities in 30 states with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide subacute medical and rehabilitation care and/or Alzheimer’s care programs.
The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. The additions represent facilities that we built. The divestitures include facilities that were sold or converted into a long-term acute care hospital, as well as facilities with a lease that expired or was terminated. We sold certain facilities that no longer fit our strategic growth plan. Their results of operations are insignificant to us. We currently have four skilled nursing facilities under construction, three of which we expect to open in 2006. We have not included in the table any activity related to expansion of beds in existing facilities.

	2005		2004		2003
	Facilities	Beds	Facilities	Beds	Facilities	Beds
Skilled nursing facilities:
Additions	1	100	2	173	—	—
Divestitures	4	565	16	2,613	3	374
Assisted living facilities:
Divestitures	—	—	5	532	—	—
     Hospice and Home Health. Our hospice and home health business includes all levels of hospice care, home care and rehabilitation therapy, with 103 offices in 24 states. The growth in our hospice and home health business is primarily a result of opening additional offices and expansion of our hospice client base in existing markets where we benefit from our long-term care relationships. We also had growth from small acquisitions.
     Other Health Care Services. In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our outpatient therapy clinics and at work sites, schools, hospitals and other health care settings. Our 91 outpatient therapy clinics are located in Midwestern and Mid-Atlantic states, Texas and Florida.

     Other Services. We own a medical transcription company that converts medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.
     Medicare and Medicaid Payments. Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that may be charged and reimbursed to care for patients covered by these programs. Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997, or the Budget Act, sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid to various providers.
In 1999 and 2000, Congress passed legislation to redress certain reductions in Medicare reimbursement resulting from the Budget Act. Further refinements also were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In addition, in February 2006 Congress enacted the Deficit Reduction Act, or DEFRA, which will reduce net Medicare and Medicaid spending. Several key provisions of these bills include:

♦	A temporary payment increase for certain high-cost nursing home patients, for services provided from April 1, 2000 and continuing until the Centers for Medicare & Medicaid Services, or CMS, implements a refined patient classification to better account for medically complex patients. While CMS did not implement such refinements for several years, CMS’ final payment rule for fiscal year 2006 adopted the new patient classification refinements effective January 1, 2006, thus triggering the expiration of the high-acuity payment add-ons. The combined effect of these changes will have a negative impact on our Medicare rate in 2006. Our average Medicare rate of $379 for the fourth quarter of 2005 increased over $17 per day compared with the third quarter of 2005. Of this increase, about $11 per day was related to the payment rate increase of 3.1 percent effective October 1, 2005, and our mix shift accounted for the additional $6 per day. We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of the add-on payments and the new patient classification refinements. Now we expect to substantially offset this decrease with the continuing shift to higher-acuity patients.

♦	A moratorium on the Budget Act’s annual $1,500 therapy cap (indexed for inflation) on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000 through December 31, 2002. The per-beneficiary limits, which were adjusted for inflation to $1,590, were imposed from September 1, 2003 to December 8, 2003, but were suspended again through calendar year 2005. With the expiration of the moratorium, they became effective January 1, 2006, subject to an exception process that will allow additional therapy to beneficiaries over the cap levels. The inflation-adjusted caps are $1,740 in 2006.

♦	As a result of DEFRA, beginning in 2006 Medicare skilled nursing facility reimbursement of uncollected co-insurance amounts for those individuals who are not dually eligible for Medicare and Medicaid will be reduced by 30 percent. As a result of this provision, we expect our revenues to decrease by approximately $1.0 million in 2006.

♦	As a result of DEFRA, for home health agencies, freezing Medicare payments in 2006 to the 2005 amounts, continuing a 5 percent add-on payment for home health agencies in rural areas in 2006 and linking payment updates to home health quality reporting in 2007. As a result of this provision, we expect our revenues to decrease by approximately $3.0 million in 2006.
Our Medicare rates for 2003 through 2005 were affected by the following annual increases. CMS increased skilled nursing facility payment rates by providing an inflation update (or market basket increase) of 3.0 percent, 2.8 percent and 3.1 percent effective October 1, 2003, 2004 and 2005, respectively. Further, effective October 1, 2003, CMS increased skilled nursing facility payment rates by an additional 3.26 percent to reflect “forecast error” underpayments since 1998. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.
We face challenges with respect to states’ Medicaid payments since many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments. Our average Medicaid rate increased 8 percent between 2004 and 2005. However, when taking into account the increase in accompanying state provider assessments, the net Medicaid rate increased approximately 1 percent between 2004 and 2005. We expect our Medicaid rate net of provider assessments to increase between 2-3 percent in 2006. Further, DEFRA includes several changes to the Medicaid program designed to rein in program spending. This includes, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.
On February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which, if passed, would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over five years. In particular, the budget proposal would freeze payments in fiscal 2007 for skilled nursing facilities and home health agencies, among other providers. In 2008 and 2009, the payment update for these providers would be market basket minus 0.4 percent. The budget also proposes to reduce the increase in payment updates for hospice services by 0.4 percent below the full market basket level for each of the years 2007 through 2009.
The budget also includes a series of proposals having an impact on Medicaid and the State Children’s Health Insurance Program, including administrative changes to the financing structure of Medicaid that would save more than $12 billion over five years. These changes include proposed reforms to Medicaid provider assessments.
     Labor. Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs accounted for approximately 58 percent of the operating expenses of our long-term care segment in 2005. This percentage is lower than prior years because of the increase in provider assessments, some of which were retroactive to prior periods. Excluding prior-period assessments, the percentage was approximately 60 percent. Our long-term care wage rate increases in 2005 were approximately 3.5 percent. We continued to decrease our temporary staffing expense and workers’ compensation expense in 2005. See additional discussion of workers’ compensation under Critical Accounting Policies.
We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs which have helped with retention of employees. Our temporary staffing costs have decreased year over year since 2001 and currently represent less than 1 percent of our labor costs. If a shortage of nurses or other health care workers occurred in all geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.
     General and Professional Liability Costs. Patient care liability is still a serious industry-wide cost issue. The health care industry is making progress in state legislatures and at the national level to enact tort reform. With tort reform and our proactive management initiatives, our number of new claims has stabilized and our average settlement cost per claim has a downward trend. During 2003, strong tort reform legislation capping medical malpractice awards was passed in Texas and upheld by a state constitutional amendment. Other key states made a start at meaningful tort reform. The long-term care industry received some assistance with the passage of a measure of tort reform in Florida in May 2001 that became fully effective on October 5, 2001. The 2001 legislation included caps on punitive damages, limits to add-on legal fees, tougher rules of evidence and a reduced statute of limitations. While we cannot insure that any of these or other legislative changes will have a positive impact on the current trend, we believe that these changes were an important first step in achieving more balanced tort laws in our country.

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
     Receivables and Revenue Recognition. Revenues are recognized when the related patient services are provided. The revenues are based on established rates adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. Receivables and revenues are stated at amounts estimated by us to be the net realizable value. No individual customer or group of customers accounts for a significant portion of our revenues or receivables. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. We are currently appealing the Medicare fiscal intermediary’s incorrect adjustment of certain expenses on the former Manor Care’s home office cost reports from 1997 to 1999, which required us to make a repayment of $34.1 million in 2005, an amount that is recorded as a receivable on our balance sheet. Although we believe that we have strong arguments to support why these amounts should be returned to us, there is no guarantee that we will be successful in our appeal or that this process will be completed in an expeditious manner. While not expected or considered likely, a failure of our appeal could lead to the establishment of reserves and the eventual write-off of the receivables we have established.
     Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on certain factors, such as payor type, historical collection trends and aging categories. The percentage that we apply to the receivable balances is based on our historical experience and time limits, if any, for each particular pay source, such as private, other/insurance, Medicare and Medicaid.
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
Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with our independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current-year assumptions accordingly. Semi-annually, our independent actuary evaluates our ultimate cost.
We do see an improving trend in terms of patient liability costs. Over the past three years, our number of new claims has been similar and our average settlement cost per claim has a downward trend. Our independent actuary provides us with a range of indicated losses in the second quarter and fourth quarter every year. Based on our own review of trends and confirmed with our independent actuary’s 2005 fourth-quarter analysis, it was determined that our accrual rate would not change. In prior years, we lowered our accrual rate by approximately $1.2 million on a quarterly basis in the fourth quarter of 2004 and by approximately $4.0 million on a quarterly basis in the fourth quarter of 2003. We expect our accrual for current claims per month to be $5.1 million through our policy period ending May 31, 2006. At December 31, 2005 and 2004, our general and professional liability consisted of short-term reserves of $61.8 million and $65.9 million, respectively, and long-term reserves of $118.5 million and $122.5 million, respectively. The expense for general and professional liability claims, premiums and administrative fees was $72.5 million, $78.7 million and $87.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The most significant assumptions used in the estimation process include determining the trend in costs, the expected costs of claims incurred but not reported and the expected future costs related to existing claims. In addition, we review industry trends, changes in the regulatory environment and our internal efforts to contain our costs with safety and training programs. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in 2005 decreased in comparison to the past two years. As a result of these factors, our workers’ compensation expense decreased over the last three years. Our expense was $24.5 million, $26.6 million and $38.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the workers’ compensation liability consisted of short-term reserves of $20.8 million and $23.7 million, respectively, and long-term reserves of $40.5 million and $41.5 million, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Revenues. Our revenues increased $208.4 million, or 6 percent, from 2004 to 2005. The increase included revenues of $63.2 million in the first quarter of 2005 associated with provider assessments. Revenues from our long-term care segment (skilled nursing and assisted living facilities), excluding revenues in the first quarter associated with provider assessments, increased $122.5 million, or 5 percent, due to increases in rates/patient mix of $219.7 million and occupancy of $17.5 million that were partially offset by a decrease in capacity of $114.7 million. Our revenues from the hospice and home health segment increased $10.9 million, or 3 percent, primarily because of an increase in the number of patients utilizing our hospice services.
Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 6 percent from $340 per day in 2004 to $362 per day in 2005. Our Medicare rate increased as a result of inflationary increases, as described in the Overview, as well as a shift to higher-acuity Medicare patients. Our average Medicaid rate, excluding prior-period revenues, increased 8 percent from $136 per day in 2004 to $147 per day in 2005. However, when taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 1 percent compared with the prior year. Our average private and other rates for our skilled nursing facilities increased 7 percent from $200 per day in 2004 to $214 per day in 2005. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.

Our occupancy levels remained constant at 88 percent for 2004 and 2005. Excluding start-up facilities, our occupancy levels were 88 percent for 2004 and 89 percent for 2005. Our occupancy levels for skilled nursing facilities remained constant at 89 percent for 2004 and 2005.
Our bed capacity declined between 2004 and 2005, primarily because of the divestiture of facilities in 2004 and 2005 (see our table in the Overview). The quality mix of revenues from Medicare, private pay and insured patients that related to long-term care facilities and rehabilitation operations was 69 percent in 2004 compared with 71 percent in 2005.
     Operating Expenses. Our operating expenses increased $172.6 million, or 7 percent, from 2004 to 2005. The increase included provider assessments for several states of $57.5 million in the first quarter of 2005.
Excluding provider assessments in the first quarter of 2005, operating expenses from our long-term care segment increased $87.5 million, or 4 percent, between 2004 and 2005. The largest portion of the long-term care operating expense increase related to ancillary costs for higher-acuity patients, excluding internal labor, of $63.9 million and provider assessments of $27.2 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Partially offsetting these increases were decreases in labor costs of $20.0 million and general and professional liability expense of $5.9 million. Our labor costs declined due to the divestiture of facilities in 2004. Our average wage rates increased 3.5 percent compared with 2004. Refer to our Overview and Critical Accounting Policies for additional discussion of our general and professional liability costs.
Our operating expenses from our hospice and home health segment increased $21.1 million, or 7 percent, between 2004 and 2005. During the first quarter of 2005, our hospice and home health segment was reorganized in preparation for future growth. We appointed a new general manager and new divisional and regional management. Margins declined this year primarily due to an increase in labor costs of $11.8 million. In addition, other direct nursing care costs, including medical equipment and supplies, increased $4.3 million.
     General and Administrative Expenses. Our general and administrative expenses increased $23.6 million from 2004 to 2005. The costs associated with our stock appreciation rights, restricted stock, non-qualified defined benefit plans and deferred compensation plans increased $16.1 million. Our restricted stock expense was higher than 2004 because of awards of performance-vested restricted stock in 2005 and the acceleration of the expense for time-vested restricted stock as discussed in more detail in Note 1 to the consolidated financial statements. The remaining increases related to wages, training costs associated with new computer systems and other general inflationary costs.

     Depreciation and Amortization. Our depreciation expense increased $10.6 million from 2004 to 2005. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in 2005. See Note 1 to our consolidated financial statements for further discussion. Excluding the leasehold improvement adjustment and the impact of divested facilities in 2004 and 2005, depreciation expense increased $11.5 million because of new construction projects and renovations to existing facilities.
     Asset Impairment. During our quarterly review of long-lived assets, management determined that one facility’s net assets of $2.5 million should be written off. The majority of the assets related to leasehold improvements were incurred in 2003. We changed facility management several times in the last three years and tried different marketing approaches. We concluded that we will not be able to improve the facility’s cash flow to a sufficient level to justify the asset value now or in the future. We will continue to operate this leased skilled nursing facility.
     Early Extinguishment of Debt. During 2005, we redeemed the remaining $100 million of our subsidiary’s 7.5% Senior Notes and $150 million of our 8% Senior Notes. In conjunction with the redemption of these notes, we recorded expenses of $18.6 million. These expenses included make-whole payments of $12.3 million for early redemption of the notes and unwind fees of $5.6 million related to the termination of the interest rate swap agreements.
During 2004, we purchased $50 million of our subsidiary’s 7.5% Senior Notes and $50 million of our 8% Senior Notes, pursuant to cash tender offers. We recorded costs of $11.2 million related to these tender offers, including a prepayment premium of $10.5 million; fees and expenses of $0.4 million; and the write-off of deferred financing costs of $0.3 million.
     Gain on Sale of Assets. Our gain on sale of assets in 2005 primarily related to a $17.6 million gain from the sale of three non-strategic skilled nursing facilities in New Mexico. Our gain on sale of assets in 2004 primarily resulted from the sale of 15 facilities and certain other assets.
     Equity in Earnings of Affiliated Companies. Our equity earnings decreased from 2004 to 2005 primarily because of the decline in earnings from our ownership interests in two hospitals.
     Interest Income and Other. Our interest income increased in 2005 as a result of the short-term investment of our cash and cash equivalents.
     Income Taxes. Our effective tax rate was 37.5 percent in 2005 compared with 34.0 percent in 2004. Our effective tax rate was lower in 2004 primarily because of the adjustment of prior years’ estimated federal and state tax liabilities. In 2004, the Internal Revenue Service completed the examination of our federal income tax returns through 2001. We expect our 2006 effective tax rate to be comparable to 2005.
     Inflation. We believe that inflation has had no material impact on our results of operations.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
     Revenues. Our revenues increased $179.4 million, or 6 percent, from 2003 to 2004. Revenues from our long-term care segment increased $117.8 million, or 5 percent, due to increases in rates/patient mix of $211.6 million and occupancy of $15.5 million that were partially offset by a decrease in capacity of $109.3 million. Our revenues from the hospice and home health segment increased $54.4 million, or 17 percent, primarily because of an increase in the number of patients utilizing our hospice services.
Our rate increases for the long-term care segment related to Medicare, Medicaid and private pay sources. Our average Medicare rate increased 7 percent from $317 per day in 2003 to $340 per day in 2004. Our Medicare rate increased as a result of inflationary increases and CMS forecast error underpayments, as described in the Overview, as well as higher acuity Medicare patients. Our average Medicaid rate increased 4 percent from $131 per day in 2003 to $136 per day in 2004. Our average private and other rates for our skilled nursing facilities increased 5 percent from $190 per day in 2003 to $200 per day in 2004. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.
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
     Operating Expenses. Our operating expenses increased $124.3 million, or 5 percent, from 2003 to 2004. During the second quarter of 2003, we recorded an expense of $8.4 million for a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care, prior to the implementation of the prospective payment system. This review, which was conducted by the Department of Justice and the Office of Inspector General of the Department of Health and Human Services, focused primarily on nursing cost allocations made in reliance upon instructions from the facilities’ Medicare fiscal intermediary for the period 1992-1998. We believe the facilities were fully entitled to the reimbursement they received for these allocations. The definitive settlement agreement was finalized and $8.4 million paid in the second quarter of 2004.
Operating expenses from our long-term care segment increased $73.9 million, or 3 percent, between 2003 and 2004. The largest portion of the long-term care operating expense increase of $34.6 million related to labor costs. Our average wage rates increased 5 percent compared with

2003. Our other operating expense increase for this segment included ancillary costs, excluding internal labor, of $30.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Offsetting these increases was a decrease in our general and professional liability expense of $9.2 million because of the decrease in our claims accrual. Refer to our Overview and Critical Accounting Policies for additional discussion of our general and professional liability costs.
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
     General and Administrative Expenses. Our general and administrative expenses decreased $17.0 million from 2003 to 2004. The decrease in expense primarily related to costs associated with our stock appreciation rights and deferred compensation plans. During 2003, our stock price increased over 85 percent, which resulted in a significant increase in expense. During 2004, our stock price was stable and, as a result, no major fluctuations occurred in this expense. The decrease in these costs included in general and administrative expenses was $11.9 million.
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

Financial Condition — December 31, 2005 and 2004
Receivables increased $69.3 million primarily because of an increase in Medicare rates in the fourth quarter, delay in receipt of certain Medicaid payments, and recording a $34.1 million receivable related to Medicare settlement payments, as discussed previously under Receivables and Revenue Recognition in our Critical Accounting Policies.
Our current deferred income taxes resulted in a net liability instead of a net asset at December 31, 2005 primarily as a result of the deferral of prepaid employee leasing services.
Other accrued liabilities increased $12.9 million primarily due to the increase in provider assessments.
Long-term debt increased $175.2 million because we issued $400 million of convertible senior notes, borrowed $22.8 million on our revolving credit facility and redeemed $250 million of our senior notes. In conjunction with the issuance of the convertible senior notes, we entered into a convertible note hedge and recorded a tax benefit of $29.3 million that decreased our long-term deferred income tax liability. See Note 6 to our consolidated financial statements for further discussion.
New Accounting Standard
In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123R replaces APB Opinion No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma footnote disclosure is no longer an alternative to financial statement recognition. Statement 123R is effective for us beginning January 1, 2006. There are two transition alternatives, modified-prospective and modified-retrospective. Under the modified-prospective method, we will be required to recognize compensation cost in the financial statements on the date of adoption. Under the modified-retrospective method, we will be required to restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under Statement 123. We will be permitted to apply the modified-retrospective method either to all periods presented or to the start of the fiscal year in which Statement 123R is adopted.
In addition, Statement 123R requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management adopted Statement 123R on January 1, 2006 under the modified-prospective-transition method. As of December 31, 2005, substantially all of our options were vested, and the pretax expense expected to be recorded in 2006 related to stock options outstanding at December 31, 2005 is $0.2 million. In anticipation of adopting Statement 123R, we have replaced most of the awards of cash-settled stock appreciation rights and stock options with restricted stock units and performance-vested restricted stock. Management estimates that the one-time cumulative effect of the change in accounting principle will be $4.5 million ($2.8 million after tax) related to the fair value calculation of its cash-settled stock appreciation rights on January 1, 2006.
Capital Resources and Liquidity
     Cash Flows. During 2005, we satisfied our cash requirements primarily with cash generated from operating activities and issuance of convertible senior notes. We used the cash principally for capital expenditures, the purchase of our common stock, the paydown of debt, the net payment of the convertible note hedge and warrant, and the payment of dividends. Cash flows from operating activities were $353.9 million for 2005, an increase of $24.2 million from 2004. Our operating cash flows increased in 2005 primarily because of the deferral of federal income tax payments. The increase was partially offset by the Medicare settlement payments of $34.1 million in 2005 related to the former Manor Care home office cost reports for 1997 through 1999, which are recorded as receivables and are under appeal. Because we deferred federal tax payments in 2005, we estimate that our federal tax payments will increase by approximately $70 million in 2006.
     Investing Activities. Our expenditures for property and equipment of $135.0 million in 2005 included $37.0 million to construct new facilities and expand existing facilities. The proceeds from the sale of assets primarily related to the sale of three skilled nursing facilities. In 2006, we expect our property and equipment expenditures to approximate the amount in 2005 because of our routine capital improvements, our bed and therapy expansions under way, and our four skilled nursing facilities under construction.
     Debt Agreements. On May 27, 2005, we terminated our three-year $200 million revolving credit facility and entered into a five-year $300 million unsecured revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). The new unsecured revolving credit facility includes a $125 million sublimit for letters of credit. As of December 31, 2005, outstanding borrowings totaled $22.8 million under the new facility. After consideration of usage for letters of credit, there was $232.2 million available for future borrowing plus the accordion feature.

On August 1, 2005, we issued $400 million of 2.125% Convertible Senior Notes due 2035. The net proceeds of $390.8 million were used to purchase $237.0 million of our common stock (as discussed below), to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions, and to redeem the remaining $100 million principal amount of our subsidiary’s 7.5% Senior Notes. See Note 6 to the consolidated financial statements for further discussion of the debt issuance. In December 2005, we also redeemed the remaining $150 million of our 8% Senior Notes.
The holders of our $100 million Convertible Senior Notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of December 31, 2005. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any. See Note 6 to our consolidated financial statements for a discussion of Old Notes and New Notes.
In addition, the holders of the $93.4 million principal amount of New Notes and the $400 million principal amount of 2.125% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events, which we currently view as remote. We are required to satisfy the principal value in cash upon conversion or repurchase.
Our five-year credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2005. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 6.25% Senior Note agreement contains a clause that is triggered if we were to have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control were followed by a rating agency downgrade, we are obligated to offer to redeem the 6.25% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 6.25% Senior Notes. Both Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. maintain an investment grade rating for our 6.25% Senior Notes, 2.125% Convertible Senior Notes due 2023 and 2.125% Convertible Senior Notes due 2035.
     Stock Purchase. At December 31, 2004, we had remaining authority to purchase $57.3 million of our common stock. On July 22, 2005, we announced that our Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. We purchased 8.4 million shares during 2005 for $316.4 million, including 4.6 million shares as part of an accelerated share repurchase agreement, as described in Note 13 to the consolidated financial statements. At December 31, 2005, we had remaining unused repurchase authority of $40.9 million. On January 27, 2006, we announced that our Board of

Directors authorized an additional $100 million to purchase common stock through December 31, 2006. We expect to use all of our authority to repurchase shares in 2006. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On January 27, 2006, we announced that Manor Care will pay a quarterly cash dividend of 16 cents per share to shareholders of record on February 13, 2006. This dividend will approximate $12.6 million and is payable February 27, 2006. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.
     Contractual Obligations. The following table provides information about our contractual obligations at December 31, 2005:

	Payments Due by Years
			2007-	2009-	After
	Total	2006	2008	2010	2010
	(In thousands)
Debt, including interest payments (1)	$897,522	$30,129	$60,256	$575,887	$231,250
Capital lease obligations	14,088	1,985	2,249	955	8,899
Operating leases (2)	76,412	13,406	20,214	31,518	11,274
Internal construction projects	22,275	22,275
Deferred acquisition costs	2,000		2,000

Total	$1,012,297	$67,795	$84,719	$608,360	$251,423

(1)	The debt obligation includes the principal payments and interest payments through the maturity date. For variable-rate debt, we have computed our obligation based on the rates in effect at December 31, 2005 until maturity. For our $100 million Convertible Senior Notes due 2023, the holders have the right to convert their notes at December 31, 2005 because our stock price exceeded the required average price. Because we have the ability and intent to finance the redemption with our revolving credit facility, we are including the principal payment and assuming interest is paid through May 27, 2010 (maturity date of credit facility). For our $400 million Convertible Senior Notes due 2035, the holders have the right to require us to purchase the notes on August 1, 2010. We are including the principal payment and assuming interest is paid through that date.

(2)	The operating lease obligation includes the annual operating lease payments on our corporate headquarters that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the lease maturity in 2009. At the maturity of the lease, we will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

In addition to our contractual obligations in the table above, we also have unfunded non-qualified defined contribution plans with obligations of $51.8 million, as well as senior executive retirement plan obligations, or SERP, of $49.0 million. We will be required to make payments upon termination in a lump sum or retirement in a lump sum or installment basis. We have committed to release a portion of Manor Care’s share of the cash surrender value of split-dollar life insurance arrangements, which totaled $47.8 million at December 31, 2005, to fund the SERP obligations, if necessary.
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
Commitments and Contingencies
     Letters of Credit. We had total letters of credit of $45.0 million at December 31, 2005 which benefit certain third-party insurers, and 98 percent of these letters of credit were related to recorded liabilities.
     Environmental Liabilities. One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of Manor Care are alleged to be a potentially responsible party has not yet been determined. At December 31, 2005, we had $4.8 million accrued in other long-term liabilities based on our current assessment of the likely outcome of the actions, which was reviewed with our outside advisors. At December 31, 2005, there were no receivables related to insurance recoveries.

     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2005, the general and professional liability consisted of short-term reserves of $61.8 million and long-term reserves of $118.5 million. We can give no assurance that this liability will not require material adjustment in future periods.
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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

♦	Changes in the health care industry because of political and economic influences;

♦	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels or coverage requirements;

♦	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

♦	Changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims;

♦	The ability to attract and retain qualified personnel;

♦	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with current debt covenants;

♦	Our ability to maintain or increase our occupancy levels in our skilled nursing and assisted living facilities;

♦	Our ability to maintain or increase our revenues in our hospice and home health care and rehabilitation businesses;

♦	Our ability to control operating costs;

♦	Integration of acquired businesses;

♦	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

♦	State regulation of the construction or expansion of health care providers;

♦	Legislative proposals for health care reform;

♦	Competition;

♦	The failure to comply with occupational health and safety regulations;

♦	The ability to enter into managed care provider arrangements on acceptable terms;

♦	Litigation;

♦	A reduction in cash reserves and shareholders’ equity upon our repurchase of our stock;

♦	An increase in senior debt or reduction in cash flow upon our purchase or sale of assets; and

♦	Conditions in the financial markets.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. During 2005, we issued $400 million of 2.125% Convertible Senior Notes due 2035. We also redeemed the remaining $100 million of our subsidiary’s 7.5% Senior Notes and $150 million of our 8% Senior Notes. In conjunction with the redemption of our senior notes, we terminated our interest rate swap agreements associated with these notes. As of December 31, 2005, outstanding borrowings totaled $22.8 million under our revolving credit facility.
The tables below provide information about our derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the tables present principal cash flows and weighted-average interest rates by expected maturity dates. We assume the holders of our $100 million and $400 million convertible senior notes will not require us to redeem or convert the notes through 2010, and we do not expect to redeem them in 2010. Therefore, we have included both of these notes in the Thereafter column. For interest rate swaps, the table presents notional amounts by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.
     The following table provides information about our significant interest rate risk at December 31, 2005:

	Expected Maturity Dates
										Fair Value Dec. 31,
	2006	2007	2008	2009	2010		Thereafter	Total		2005
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt							$699,985	$699,985		$752,398
Average interest rate							3.4%	3.4%

Variable-rate debt					$22,800			$22,800		$22,800
Average interest rate						(1)			(1)

(1)	The weighted-average interest rate on loans under the revolving credit facility was 6.3 percent at December 31, 2005. We can borrow under the revolving credit facility, at our option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates on either a fixed- or floating-rate basis, at our option. Revolving borrowings will bear interest at variable rates that reflect, at our option, the agent bank’s base lending rate or an increment over Eurodollar indices, which ranges from 0.32 to 0.80 percent per annum, depending on our leverage ratio, as defined in the revolving credit facility.

     The following table provides information about our significant interest rate risk at December 31, 2004:

								Fair
								Value
	Expected Maturity Dates							Dec. 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt		$100,000		$150,000		$300,000	$550,000	$610,942
Average interest rate		7.5%		8.0%		5.0%	6.3%
Interest rate swaps — fixed to variable:
Notional amount		$100,000		$100,000			$200,000	$5,021
Pay variable rate		L+ 5.1%		L+ 5.0%			L+ 5.1%
Receive fixed rate		7.5%		8.0%			7.8%
L= six-month LIBOR (approximately 2.8% at December 31, 2004)
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Manor Care, Inc.
We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Manor Care, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
January 31, 2006

Manor Care, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$12,293	$32,915
Receivables, less allowances for doubtful accounts of $60,726 and $54,532, respectively	494,620	425,278
Prepaid expenses and other assets	24,416	24,762
Deferred income taxes		57,412

Total current assets	531,329	540,367

Net property and equipment	1,484,475	1,495,152
Goodwill	103,357	92,672
Intangible assets, net of amortization of $3,309 and $4,499, respectively	20,012	18,865
Other assets	200,061	203,408

Total assets	$2,339,234	$2,350,464

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$112,952	$102,178
Employee compensation and benefits	157,002	139,900
Accrued insurance liabilities	108,275	102,973
Income tax payable	4,936	4,710
Other accrued liabilities	62,938	49,992
Deferred income taxes	3,633
Long-term debt due within one year	2,635	2,501

Total current liabilities	452,371	402,254
Long-term debt	730,466	555,275
Deferred income taxes	102,919	134,518
Other liabilities	279,755	274,258

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	364,845	366,649
Retained earnings	1,319,162	1,208,493
Accumulated other comprehensive loss	(978)	(1,227)

	1,684,139	1,575,025
Less treasury stock, at cost (32.3 and 25.0 million shares, respectively)	(910,416)	(590,866)

Total shareholders’ equity	773,723	984,159

Total liabilities and shareholders’ equity	$2,339,234	$2,350,464

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Revenues	$3,417,290	$3,208,867	$3,029,441
Expenses:
Operating	2,820,431	2,647,849	2,523,534
General and administrative	164,189	140,587	157,566
Depreciation and amortization	139,203	127,821	128,810
Asset impairment	2,451

	3,126,274	2,916,257	2,809,910

Income before other income (expenses) and income taxes	291,016	292,610	219,531

Other income (expenses):
Interest expense	(41,240)	(42,420)	(41,927)
Early extinguishment of debt	(18,634)	(11,160)
Gain on sale of assets	16,431	6,400	3,947
Equity in earnings of affiliated companies	5,492	6,975	7,236
Interest income and other	4,607	2,474	1,625

Total other expenses, net	(33,344)	(37,731)	(29,119)

Income before income taxes	257,672	254,879	190,412
Income taxes	96,717	86,657	71,405

Net income	$160,955	$168,222	$119,007

Earnings per share:
Basic	$1.93	$1.94	$1.33
Diluted	$1.89	$1.90	$1.30

Weighted-average shares:
Basic	83,269	86,762	89,729
Diluted	85,044	88,725	91,313

Cash dividends declared per common share	$.60	$.56	$.25
See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$160,955	$168,222	$119,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,203	127,821	128,810
Asset impairment	2,451
Restricted stock compensation	11,243	1,908	1,177
Early extinguishment of debt	18,634	11,160
Provision for bad debts	34,665	30,124	29,241
Deferred income taxes	58,769	6,357	62,005
Net gain on sale of assets	(16,431)	(6,400)	(3,947)
Equity in earnings of affiliated companies	(5,492)	(6,975)	(7,236)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(123,065)	(50,778)	(48,299)
Prepaid expenses and other assets	11,074	4,356	(8,353)
Liabilities	61,942	43,971	28,059

Total adjustments	192,993	161,544	181,457

Net cash provided by operating activities	353,948	329,766	300,464

Investing Activities
Investment in property and equipment	(135,007)	(151,071)	(101,230)
Investment in systems development	(2,674)	(2,516)	(3,461)
Acquisitions	(8,685)	(4,025)	(13,276)
Proceeds from sale of assets	27,909	55,031	17,991
Proceeds from sale of minority interests in consolidated entity		2,778

Net cash used in investing activities	(118,457)	(99,803)	(99,976)

Financing Activities
Net borrowings (repayments) under revolving credit facility	22,800		(259,300)
Proceeds from issuance of senior notes	400,000		299,372
Principal payments of long-term debt	(252,496)	(107,075)	(14,578)
Net payment of convertible note hedge and warrant option transactions	(53,800)
Payment of financing costs and debt prepayment premium	(28,226)	(11,181)	(7,444)
Purchase of common stock for treasury	(316,363)	(135,564)	(145,105)
Dividends paid	(50,286)	(49,306)	(22,284)
Proceeds from exercise of stock options	22,258	19,827	4,548

Net cash used in financing activities	(256,113)	(283,299)	(144,791)

Net increase (decrease) in cash and cash equivalents	(20,622)	(53,336)	55,697
Cash and cash equivalents at beginning of period	32,915	86,251	30,554

Cash and cash equivalents at end of period	$12,293	$32,915	$86,251

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive			Total
	Common	in Excess	Retained	Income	Treasury Stock		Shareholders’
	Stock	of Par Value	Earnings	(Loss)	Shares	Amount	Equity
			(In thousands, except per share data)
Balance at January 1, 2003	$1,110	$349,304	$1,006,295	$(11)	(15,981)	$(340,651)	$1,016,047

Issue and vesting of restricted stock		(2,104)	(320)		175	3,601	1,177
Purchase of treasury stock					(7,598)	(164,592)	(164,592)
Exercise of stock options		463	(13,121)		1,385	28,890	16,232
Tax benefit from stock transactions		10,169					10,169
Cash dividends declared ($.25 per share)			(22,284)				(22,284)

Comprehensive income:
Net income			119,007
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(212)
Minimum pension liability				(476)
Amortization of derivative loss				37
Total comprehensive income							118,356

Balance at December 31, 2003	1,110	357,832	1,089,577	(662)	(22,019)	(472,752)	975,105

Issue and vesting of restricted stock		(752)			133	2,660	1,908
Purchase of treasury stock					(4,446)	(145,269)	(145,269)
Exercise of stock options		2,818			1,289	24,495	27,313
Tax benefit from stock transactions		6,751					6,751
Cash dividends declared ($.56 per share)			(49,306)				(49,306)
Comprehensive income:
Net income			168,222
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(535)
Minimum pension liability				(67)
Amortization of derivative loss				37
Total comprehensive income							167,657

Balance at December 31, 2004	1,110	366,649	1,208,493	(1,227)	(25,043)	(590,866)	984,159
Issue and vesting of restricted stock		2,476			286	4,665	7,141
Purchase of treasury stock					(9,212)	(349,536)	(349,536)
Exercise of stock options		10,105			1,665	25,321	35,426
Tax benefit from stock transactions		10,092					10,092
Cash dividends declared ($.60 per share)			(50,286)				(50,286)
Convertible note hedge and warrant, net of $29.3 million tax benefit		(24,477)					(24,477)
Comprehensive income:
Net income			160,955
Other comprehensive income, net of tax:
Minimum pension liability				132
Amortization of derivative loss				117
Total comprehensive income							161,204

Balance at December 31, 2005	$1,110	$364,845	$1,319,162	$(978)	(32,304)	$(910,416)	$773,723

See accompanying notes.

Manor Care, Inc.
Notes to Consolidated Financial Statements
1. Accounting Policies
Nature of Operations
Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, subacute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 341 centers in 30 states with 62 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy with 103 offices located in 24 states. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 91 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida. In addition, the Company owns a medical transcription business, which converts medical dictation into electronically formatted patient records.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets and amounted to $56.7 million and $54.5 million at December 31, 2005 and 2004, respectively. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as it occurs. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the investee. The Company had three significant equity investments at December 31, 2005. The Company has a 50 percent ownership and voting interest in a pharmacy partnership, with Omnicare, Inc. having the remaining interest. The Company has a 20 percent ownership and voting interest in two separate hospitals, with an affiliate of Health Management Associates, Inc. having the remaining interest.
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
Receivables and Revenues
Revenues are derived from services rendered to patients for long-term care, including skilled nursing and assisted living services, hospice and home health care, and rehabilitation therapy. Revenues are recorded when services are provided based on established rates adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements based on contractual terms and historical experience. These revenues and receivables are stated at amounts estimated by management to be the net realizable value.
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
Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives. Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits or reviews. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $59.5 million and $15.8 million receivable at December 31, 2005 and 2004, respectively. The increase in our receivable in 2005 was primarily due to Medicare settlement payments of $34.1 million in 2005 related to the former Manor Care home office cost reports for 1997 through 1999, which were adjusted incorrectly by the intermediary and are under appeal. Changes in estimates to net third-party settlements receivable resulted in an $11.1 million increase to revenues for the year ended December 31, 2003.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs.
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on certain factors, such as pay type, historical collection trends and aging categories. The percentage that is applied to the receivable balances is based on the Company’s historical experience and time limits, if any, for each particular pay source, such as private, other/insurance, Medicare and Medicaid.

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
Goodwill
Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise.
The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
		(In thousands)
Balance at January 1, 2004	$8,491	$24,287	$55,128	$87,906
Goodwill from acquisitions	675	3,291	800	4,766

Balance at December 31, 2004	9,166	27,578	55,928	92,672
Goodwill from acquisitions	1,879	8,806		10,685

Balance at December 31, 2005	$11,045	$36,384	$55,928	$103,357

Intangible Assets
Intangible assets of businesses acquired are amortized by the straight-line method over five years for non-compete agreements and 40 years for management contracts.
Impairment of Long-Lived Assets
The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. If these factors and the projected undiscounted cash flows of the business over the remaining useful life indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 2 for further discussion of impairment charges in 2005.

Lease Accounting
During the second quarter of 2005, the Company completed an assessment of its accounting for over 150 leases and related amortization for leasehold improvements. Based on this assessment, the Company concluded that its previous accounting practices related to escalating rent over the term of the lease, free rental periods at the beginning of the lease and the leasehold amortization period were not correct. Historically, the Company expensed the lease payment as it was paid and should have amortized the total lease payments on a straight-line basis over the lease term. The Company recorded a non-cash charge of $4.5 million ($2.8 million after tax, or $.03 per share) that reflected the correction through June 30, 2005. Of this amount, $3.0 million related to lease expense, consisting of $2.4 million of operating expenses and $0.6 million of general and administrative expenses. The remaining $1.5 million related to additional amortization of leasehold improvements. The Company retroactively changed the estimated useful lives of the leasehold improvements to the lesser of the useful life or the contractual term of the initial lease. The effect on the Company’s prior years’ earnings per share was not material.
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
Insurance Liabilities
The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state. In addition, for the policy period beginning June 1, 2004, the Company formed a captive insurance entity to provide a coverage layer of $12.5 million in excess of $12.5 million per claim. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period of the related coverage. These provisions are based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Based on the Company’s historical data and other actuarial trends, the Company’s independent actuary provides a range of indicated losses. Consistent with the independent actuary’s analysis and review of recent claims, cost and other trends, management determines the appropriate reserve. Any adjustments resulting from this review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to eight years. See Note 10 for further discussion.
The Company’s workers’ compensation insurance consists of a combination of insured and self-insured programs and limited participation in certain state programs. The Company is responsible for $500,000 per occurrence for insured programs. The Company is responsible for $750,000 per occurrence for self-insured programs and maintains insurance above this amount. The Company records an estimated liability, including incurred but not reported claims, for losses attributable to workers’ compensation claims based on internal evaluations and an analysis of claim history. The estimates are based on loss claim data, trends and assumptions. Claims are paid over varying periods, which range from one to eight years. At December 31, 2005 and 2004, the workers’ compensation liability consisted of short-term reserves of $20.8 million and $23.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $40.5 million and $41.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $24.5 million, $26.6 million and $38.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in operating expenses.
Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred $14.8 million, $16.8 million and $14.3 million in advertising costs for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Restricted Stock Accounting
The compensation expense related to time-vested restricted stock and restricted stock units is amortized based on the specified vesting period or up to the employees’ expected retirement date, as stated in the agreement. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. During the fourth quarter of 2005, the Company was required to accelerate the amortization of compensation expense related to certain awards upon the announcement of certain employees’ actual retirement date and delivery of restricted shares to the Company to cover required tax withholding liability related to restricted stock grants. The Company will be required to change its policy for all retirement date vested awards to be granted or modified after adoption of the Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), on January 1, 2006, as discussed below. Any new or modified retirement date vested awards after December 31, 2005 will be required to be amortized up to the employees’ retirement eligible date. The Company recorded compensation expense for time-vested restricted stock or restricted stock units of $7.3 million, $1.9 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. If the Company had recorded the expense based on the specified vesting period or up to the employees’ retirement eligible date, the Company would have expensed $10.0 million, $6.2 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for options granted since 1995. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three-year vesting were accelerated to vest immediately. The Company accelerated the vesting of the prior-year awards in order to avoid compensation expense when the new accounting standard for share-based compensation is required to be adopted, as discussed in more detail under New Accounting Standard. The accelerated vesting of prior-year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million in 2005, as included in the table below.

	2005	2004	2003
	(In thousands, except earnings per share)
Net income – as reported	$160,955	$168,222	$119,007
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,444)	(4,522)	(9,495)

Net income – pro forma	$150,511	$163,700	$109,512

Earnings per share – as reported:
Basic	$1.93	$1.94	$1.33
Diluted	$1.89	$1.90	$1.30
Earnings per share – pro forma:
Basic	$1.81	$1.89	$1.22
Diluted	$1.76	$1.84	$1.20

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	1.7%	1.6%	0.9%
Expected volatility	37%	37%	39%
Risk-free interest rate	4.0%	2.9%	2.8%
Expected life (in years)	4.6	4.2	4.4
Weighted-average fair value	$11.42	$10.07	$7.40
Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income (income available to common shareholders) by the weighted-average number of common shares outstanding during the period. The numerator for diluted EPS is computed by adding net income and the after-tax amount of interest expense on the convertible senior notes accounted for under the if-converted method. The denominator for diluted EPS includes the basic weighted-average shares as well as the potential dilution that could occur upon exercise, vesting or assumed conversion of non-qualified stock options, non-vested restricted stock units, performance-vested restricted stock, contingently convertible senior notes, warrants and forward contracts. The convertible senior notes that, upon conversion, provide for the total value of the notes to be settled in the Company’s common stock are included in diluted EPS under the if-converted method. The convertible senior notes that, upon conversion, provide for the principal amount to be settled in cash and the excess value, if any, to be settled in the Company’s common stock are included in diluted EPS under the treasury stock method when the average stock price exceeds the conversion price. The warrants are included in diluted EPS under the treasury stock method when the average price exceeds the conversion price. The forward contract related to our accelerated share repurchase program is included in diluted EPS under the treasury stock method during the third quarter of 2005 assuming share settlement because the Company had no previous practice or stated policy of settling in cash. The Company subsequently settled the contract in cash, as discussed in Note 13.
Interest Rate Swap Agreements
Interest rate swap agreements are considered to be derivative financial instruments that must be recognized on the balance sheet at fair value. The Company’s interest rate swap agreements have been formally designated to hedge certain fixed-rate senior notes and are considered to be effective fair value hedges based on meeting certain hedge criteria. The fair value of the interest rate swap agreements affects only the balance sheet and is recorded as a non-current asset or liability with an offsetting adjustment to the underlying senior note. The net interest amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Gains or losses on the termination of interest swap agreements in conjunction with the early extinguishment of the designated debt obligation are recorded along with the extinguishment gain or loss. The Company terminated all of its interest rate swap agreements in 2005, as discussed in Note 7.

New Accounting Standards
In December 2004, the FASB issued Statement 123R, which is a revision of Statement No. 123. Statement 123R replaces APB Opinion No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma footnote disclosure is no longer an alternative to financial statement recognition. Statement 123R is effective for the Company beginning January 1, 2006. There are two transition alternatives, modified-prospective and modified-retrospective. Under the modified-prospective method, the Company will be required to recognize compensation cost in the financial statements on the date of adoption. Under the modified-retrospective method, the Company will be required to restate prior periods by recognizing in the financial statements the same amount of compensation cost as previously reported in the pro forma footnote disclosures under Statement 123. The Company will be permitted to apply the modified-retrospective method either to all periods presented or to the start of the fiscal year in which Statement 123R is adopted.
In addition, Statement 123R requires awards classified as liabilities (such as cash-settled stock appreciation rights) to be measured at fair value at each reporting date versus measured at intrinsic value under Statement 123. The time value of the liability will be recognized as compensation cost but then be reversed as the settlement date approaches. At expiration, total compensation cost will not differ from that which would result under the intrinsic-value method. Management adopted Statement 123R on January 1, 2006 under the modified-prospective-transition method. As of December 31, 2005, substantially all of the Company’s options were vested, and the pretax expense expected to be recorded in 2006 related to stock options outstanding at December 31, 2005 is $0.2 million. Management estimates that its liability for cash-settled stock appreciation rights will increase by $4.5 million ($2.8 million after tax) as a result of the fair value calculation required by Statement 123R. This increase, net of the tax effect, will be recorded as a cumulative effect of a change in accounting principle on January 1, 2006.
Reclassifications
Certain reclassifications affecting intangible assets and other long-term liabilities have been made in the 2004 financial statements to conform with the 2005 presentation.
2. Asset Impairment
During the Company’s quarterly review of long-lived assets in 2005, management determined that one facility’s net assets of $2.5 million should be written off. The majority of the assets related to leasehold improvements were incurred in 2003. The Company has changed facility management several times in the last three years and tried different marketing approaches. Management concluded it will not be able to improve the facility’s cash flow to a sufficient level to justify the asset value now or in the future. The Company will continue to operate this leased skilled nursing facility.

3. Acquisitions/Divestitures
During 2005, the Company sold three non-strategic skilled nursing facilities in New Mexico for $26.5 million, realizing a gain of $17.6 million. In addition, the lease on one skilled nursing facility was terminated. The results of operations of the divested facilities, excluding the gain on sale, are not material to the consolidated results of operations.
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
The Company paid $8.7 million, $4.0 million and $13.3 million in 2005, 2004 and 2003, respectively, for the acquisition of skilled nursing facilities, rehabilitation therapy businesses, hospice and home health businesses, and additional consideration for prior acquisitions. The acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired businesses were included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.
4. Revenues
The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $2.4 billion, $2.2 billion and $2.0 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
Revenues for certain health care services are as follows:

	2005	2004	2003
		(In thousands)
Skilled nursing and assisted living services	$2,893,900	$2,708,201	$2,590,423
Hospice and home health services	394,804	383,869	329,462
Rehabilitation services (excluding intercompany revenues)	97,495	85,306	81,305
Other services	31,091	31,491	28,251

	$3,417,290	$3,208,867	$3,029,441

5. Property and Equipment
Property and equipment consist of the following:

	2005	2004
	(In thousands)
Land and improvements	$235,539	$233,227
Buildings and improvements	1,652,308	1,632,564
Equipment and furnishings	328,772	320,233
Capitalized leases	23,928	23,928
Construction in progress	56,635	54,115

	2,297,182	2,264,067
Less accumulated depreciation	812,707	768,915

Net property and equipment	$1,484,475	$1,495,152

Depreciation expense, including amortization of capitalized leases, amounted to $132.1 million, $121.5 million and $120.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated depreciation included $11.4 million and $10.3 million at December 31, 2005 and 2004, respectively, relating to capitalized leases.
Capitalized systems development costs of $33.4 million and $33.9 million at December 31, 2005 and 2004, respectively, net of accumulated amortization of $21.4 million and $17.9 million, respectively, are included in other assets. Amortization expense related to capitalized systems development costs amounted to $6.5 million, $5.9 million and $7.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Debt
Debt consists of the following:

	2005	2004
	(In thousands)
Revolving credit facility	$22,800
Senior Notes:
7.5%, due June 15, 2006 (1)(2)		$98,037
8%, due March 1, 2008 (2)		146,884
6.25%, due May 1, 2013 (1)	199,542	199,480
Convertible Senior Notes, 2.125%, due April 15, 2023: (3)
Old Notes	6,552	6,561
New Notes	93,433	93,439
Convertible Senior Notes, 2.125%, due August 1 , 2035 (4)	400,000
Other debt	3,914	5,099
Capital lease obligations	6,860	8,276

	733,101	557,776
Less amounts due within one year	2,635	2,501

Long-term debt	$730,466	$555,275

(1) Net of discount

(2) Net of fair value adjustment related to interest rate swap agreements, see Notes 1 and 7

(3) Interest rate increased to 2.625% from August 20, 2003 through December 31, 2008

(4) Interest rate will decrease to 1.875% after August 1, 2010
     Revolving Credit Facility. In May 2005, the Company terminated its existing three-year $200 million revolving credit facility that was scheduled to mature April 21, 2006. Simultaneously, the Company entered into a new five-year $300 million unsecured revolving credit facility with a group of lenders, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). The credit commitment expires on May 27, 2010. Loans under the revolving credit facility are guaranteed by substantially all of the Company’s subsidiaries. This credit facility contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock and dispose of assets.
The Company can borrow under the credit facility, at its option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates prevailing at the time of the borrowing on either a fixed-rate or a floating- rate basis, at the Company’s option. Revolving borrowings will bear interest at variable rates that reflect, at the Company’s option, the agent bank’s base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio (debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement). The credit facility also provides for a fee on the total amount of the facility, depending on the same key ratio. In addition to direct borrowings, the credit facility may be used to support the issuance of up to $125 million of letters of credit. At December 31, 2005, the average interest rate on the loans under the revolving credit facility was 6.3 percent, excluding the fee on the total facility. After consideration of usage for letters of credit, there was $232.2 million available for future borrowing plus the accordion feature.
     Senior Notes. During 2005, the Company redeemed the remaining $100 million of the 7.5% Senior Notes issued by its wholly owned subsidiary and $150 million of its 8% Senior Notes. In conjunction with the redemption of these notes, the Company recorded expenses of $18.6 million as early extinguishment of debt. These expenses included make-whole payments of $12.3 million for early redemption of the notes and unwind fees of $5.6 million related to the termination of the interest rate swap agreements.
During 2004, the Company purchased $50 million of the 7.5% Senior Notes and $50 million of its 8% Senior Notes, pursuant to cash tender offers. The Company recorded costs of $11.2 million related to these tender offers, including $10.5 million for the prepayment premium; $0.4 million for fees and expenses; and $0.3 million for the write-off of deferred financing costs.
     Convertible Senior Notes due 2023. In 2004, the Company completed an exchange offer for its 2.125% Convertible Senior Notes due 2023 (the 2023 Notes) because of a change in accounting rules that required contingently convertible securities to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger had been met. The Company exchanged $93.4 million principal amount of Old Notes for New Notes with a net share settlement provision, which allowed the Company to substitute cash for the principal value portion of the conversion value due holders of the New Notes, thereby reducing the number of shares of common stock issued upon conversion. The New Note holders also received an exchange fee of 0.25 percent of the principal amount of the Old Notes exchanged. In addition, the Company is now required to pay in cash the purchase price to New Note holders upon redemption on certain dates or in connection with certain events.
The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company’s common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Old Notes may convert their notes into shares of the Company’s common stock or the holders of the New Notes may convert their notes into cash for the principal value and into shares of the Company’s common stock for the excess value, if any, prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the 2023 Notes for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the 2023 Notes decline to certain levels.

The Company may redeem the 2023 Notes at its option on or after April 15, 2010 for cash at 100 percent of the principal amount. Starting with the six-month period beginning April 15, 2010, the Company may be obligated to pay contingent interest to the holders of the 2023 Notes under certain circumstances. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material. The holders of the 2023 Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes. On the first date, April 15, 2005, the Company redeemed $15,000 and was required to pay in cash. The next date is April 15, 2008. On the specified dates other than the first, the Company is required to pay the New Notes in cash, but may elect to satisfy the repurchase of the Old Notes in whole or in part with common stock rather than cash.
     Convertible Senior Notes due 2035. In August 2005, the Company issued $400 million principal amount of 2.125% Convertible Senior Notes due in 2035 (the 2035 Notes) in a private placement and subsequently registered the 2035 Notes with the Securities and Exchange Commission in December 2005.
The 2035 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 22.3474 shares per $1,000 principal amount of 2035 Notes (which represents an initial conversion price of approximately $44.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the 2035 Notes for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the 2035 Notes decline to certain levels. In general, upon conversion of a note, a holder will receive cash equal to the lesser of the principal amount of the note or the conversion value of the note and common stock of the Company for any conversion value in excess of the principal amount.
The Company may redeem the 2035 Notes at its option on or after August 1, 2010 for cash at 100 percent of the principal amount. The holders of the 2035 Notes may require the Company to purchase all or a portion of their notes under certain circumstances, in each case at a repurchase price in cash equal to 100 percent of the principal amount of the repurchased 2035 Notes at any of five specified dates during the life of the 2035 Notes, with the first such date being August 1, 2010, or if certain fundamental changes occur.
In connection with the issuance of the 2035 Notes, the Company entered into convertible note hedge and warrant option transactions with respect to its common stock. The note hedge and warrant transactions, both of which expire August 1, 2010, must be net share settled. The maximum number of shares to be issued under the warrant is 8.9 million shares, subject to certain adjustment provisions. These transactions have no effect on the terms of the 2035 Notes and are intended to reduce the potential dilution upon future conversion of the 2035 Notes by effectively increasing the initial conversion price to $59.66 per share, representing a 60 percent conversion premium. The net cost of $53.8 million of the convertible note hedge and warrant option transactions was included in shareholders’ equity, along with the partially offsetting tax benefit of the hedge of $29.3 million.
The net proceeds of $390.8 million from issuing the 2035 Notes were used to purchase $237.0 million of the Company’s common stock (a portion of which was completed under an accelerated share repurchase agreement, as discussed in Note 13), to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions, and to redeem the remaining $100 million principal amount of the 7.5% Senior Notes.
Substantially all of the Company’s subsidiaries guarantee the 6.25% Senior Notes, the 2023 Notes and the 2035 Notes, and these subsidiaries are 100 percent owned. The guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. The parent company has no independent assets or operations.
     Other Debt. The interest rates on other long-term debt are all variable with an average rate of 5.4 percent. Maturities range from 2008 to 2009. Owned property with a net book value of $17.9 million is pledged or mortgaged.
Interest paid, primarily related to debt, amounted to $39.7 million, $40.8 million and $37.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also paid $17.9 million and $10.5 million for the years ended December 31, 2005 and 2004, respectively, related to debt prepayment premiums and interest rate swap unwind fees. Capitalized interest costs amounted to $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Debt maturities for the five years subsequent to December 31, 2005 are as follows: 2006 – $2.7 million; 2007 – $2.5 million; 2008 – $1.6 million; 2009 – $0.3 million; and 2010 – $522.9 million. Debt maturities in 2010 include both of the Company’s convertible senior notes. The holders of the 2023 Notes could convert their notes at December 31, 2005 because the Company’s stock price exceeded the required average price. The Company classified the 2023 Notes as long-term because it has the ability and intent to finance the redemption with its revolving credit facility that matures May 27, 2010. The Company may be required to redeem the 2035 Notes from its holders on August 1, 2010.

7. Derivative Financial Instruments and Fair Value of Financial Instruments
In 2003, the Company entered into interest rate swap agreements on a notional amount of $200 million in order to provide a better balance of fixed- and variable-rate debt. These fair value hedge agreements effectively converted the interest rate on $100 million each of the Company’s 7.5% and 8% Senior Notes to variable rates equal to six-month LIBOR plus a spread. During 2005, the Company redeemed the remaining principal amount of the 7.5% and 8% Senior Notes and terminated the related interest rate swap agreements.
The carrying amount and fair value of the financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Cash and cash equivalents	$12,293	$12,293	$32,915	$32,915
Debt, excluding capitalized leases	726,241	779,112	549,500	616,040
Interest rate swap agreements in payable position			5,021	5,021
The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.
The fair value of the senior notes and convertible senior notes is based on quoted market values. The Company’s variable-rate debt is considered to be at fair value. The interest rate swap agreements are recorded at fair value based on valuations from third-party financial institutions.
8. Leases
The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. The Company’s corporate headquarters is leased by one of its subsidiaries, and the Company has guaranteed its subsidiary’s obligations thereunder. The lease obligation includes the annual operating lease payments that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the maturity in 2009. At the maturity of the lease, the Company’s subsidiary will be obligated to either purchase the building by paying the $22.8 million of underlying debt or vacate the building and cover the difference, if any, between that amount and the then fair market value of the building.

Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2005 are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
2006	$13,406	$1,985
2007	11,109	1,653
2008	9,105	596
2009	28,452	518
2010	3,066	437
Later years	11,274	8,899

Total minimum lease payments	$76,412	14,088

Less amount representing interest		7,228

Present value of net minimum lease payments (included in long-term debt – see Note 6)		$6,860

Rental expense was $19.9 million, $21.4 million and $24.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 rental expense excluded a correction of $3.0 million in the Company’s lease accounting practices recorded in the second quarter of 2005. At December 31, 2005, the Company had a current liability of $0.1 million and a long-term liability of $3.0 million that represented the straight-line lease expense in excess of payments for its operating lease obligations.
9. Income Taxes
The provision for income taxes consists of the following:

	2005	2004	2003
	(In thousands)
Current:
Federal	$32,101	$68,492	$7,916
State and local	5,847	11,808	1,484

	37,948	80,300	9,400

Deferred:
Federal	61,070	7,384	55,827
State and local	(2,301)	(1,027)	6,178

	58,769	6,357	62,005

Provision for income taxes	$96,717	$86,657	$71,405

The reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes is as follows:

	2005	2004	2003
	(In thousands)
Income taxes computed at statutory rate	$90,185	$89,208	$66,645
Differences resulting from:
State and local income taxes	2,305	7,008	4,980
Adjustment to prior years’ estimated tax liabilities		(8,912)
Other	4,227	(647)	(220)

Provision for income taxes	$96,717	$86,657	$71,405

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Accrued insurance liabilities	$87,298	$93,337
Employee compensation and benefits	59,743	56,922
Convertible note hedge	27,236
Allowances for receivables and settlements	10,154	10,788
Other	4,070	9,793

	$188,501	$170,840

Deferred tax liabilities:
Depreciable/amortizable assets	$173,793	$184,670
Prepaid employee leasing services	58,847
Leveraged leases	22,309	25,333
Pension receivable	12,780	12,568
Other	27,324	25,375

	$295,053	$247,946

Net deferred tax liabilities	$(106,552)	$(77,106)

Income taxes paid, net of refunds, amounted to $27.8 million, $68.0 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
10. Commitments/Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At December 31, 2005 and 2004, the Company had $4.8 million and $4.5 million accrued in other long-term liabilities, respectively, based on its current assessment of the likely outcome of the Actions which was reviewed with its outside advisors. At December 31, 2005 and 2004, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At December 31, 2005 and 2004, the general and professional liability consisted of short-term reserves of $61.8 million and $65.9 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $118.5 million and $122.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $72.5 million, $78.7 million and $87.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in operating expenses. There can be no assurance that such provision and liability will not require material adjustment in future periods.
As of December 31, 2005, the Company had contractual commitments of $22.3 million relating to its internal construction program. As of December 31, 2005, the Company had total letters of credit of $45.0 million that benefit certain third-party insurers, and 98 percent of these letters of credit related to recorded liabilities.

11. Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	2005	2004	2003
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – net income	$160,955	$168,222	$119,007
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	108	108	70

Numerator for diluted EPS	$161,063	$168,330	$119,077

Denominator:
Denominator for basic EPS – weighted-average shares	83,269	86,762	89,729
Effect of dilutive securities:
Stock options	1,050	1,114	1,017
Restricted stock or units	26	469	373
Convertible Senior Notes due 2023	685	380	194
Forward contract	14

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	85,044	88,725	91,313

EPS:
Basic	$1.93	$1.94	$1.33
Diluted	$1.89	$1.90	$1.30
Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were: 0.5 million shares with an average exercise price of $39 in 2005, 1.1 million shares with an average exercise price of $36 in 2004 and 2.3 million shares with an average exercise price of $28 in 2003.
The Company’s $400 million convertible senior notes due in 2035 and the related warrants are not included in the computation of diluted EPS because the notes’ conversion price of $44.75 and the warrants’ conversion price of $59.66 were greater than the average market price of the common shares.

12. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2005 includes a minimum pension liability of $1.0 million.
The components of other comprehensive income (loss) are as follows:

	2005	2004	2003
	(In thousands)
Minimum pension liability, net of tax (benefit) of $78, $(35) and $(285), respectively	$132	$(67)	$(476)
Amortization of derivative loss, net of tax benefit of $77, $25 and $25, respectively	117	37	37
Unrealized gain on investments, net of tax of $4 and $461, respectively		7	763
Reclassification adjustment for gains on investments included in net income, net of tax of $326 and $624, respectively		(542)	(975)

Other comprehensive income (loss)	$249	$(565)	$(651)

13. Stock Purchase
At December 31, 2004, the Company had remaining authority to purchase $57.3 million of its common stock. On July 22, 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. The Company purchased 8.4 million shares during 2005 for $316.4 million, including 4.6 million shares as part of an accelerated share repurchase (ASR) agreement described below. At December 31, 2005, the Company had remaining unused repurchase authority of $40.9 million. On January 27, 2006, the Company announced that its Board of Directors authorized an additional $100 million to purchase common stock through December 31, 2006.
In August 2005, the Company purchased 4.6 million shares of its common stock under an ASR agreement with an investment bank for an aggregate cost of $174.8 million. The agreement allowed the Company to repurchase the shares immediately, while the investment bank purchased the shares in the market over time. The ASR agreement was subject to a market price adjustment based on the difference between the volume-weighted average price during the contract period, which was subject to an upper and lower limit, and the initial per share payment of $38.24. At the end of the agreement in December 2005, the Company was required to pay a price adjustment in either cash or shares of its common stock, at the Company’s option. The Company paid the final settlement of $1.2 million in cash. The ASR agreement was classified as equity, and the market price adjustment was recorded in shareholders’ equity as an additional cost to purchase treasury stock.

14. Stock Plans
The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to key employees, consultants and directors. A maximum of 10,000,000 shares of common stock are authorized for issuance under the Equity Plan, with no more than 3,750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 5.4 million and 6.7 million shares available for future awards at December 31, 2005 and 2004, respectively, excluding performance-vested awards for future years. Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings of the option exercise or restricted stock had a value of $33.2 million, $9.7 million and $19.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The outside directors were awarded restricted stock rather than stock options beginning in 2004. Outside directors and certain executive officers were issued 286,090, 133,000 and 175,000 restricted shares in 2005, 2004 and 2003, respectively, with a weighted-average fair value per share of $35.43, $34.30 and $18.75, respectively, that vest at retirement or specified dates. When restricted shares are issued, unearned compensation is recorded as a reduction of shareholders’ equity and charged to expense over the vesting period. Unearned restricted stock compensation was $13.8 million and $10.8 million at December 31, 2005 and 2004, respectively. In 2005, certain executive officers were awarded restricted stock for 2005, 2006 and 2007 contingent upon the achievement of certain performance-based criteria for each year, which vest at the end of the respective year but remain restricted until retirement. For 2005, 95,737 restricted shares with a fair value of $39.77 per share were issued after certification of the performance against the criteria by the Compensation Committee of the Board in January 2006. Certain key employees were awarded 97,400 restricted stock units in 2005 with a weighted-average fair value of $37.05 per share that earn dividend equivalents. These awards vest one third on the third, fourth and fifth anniversary of the grant date. Compensation expense related to restricted stock, performance-vested restricted stock and restricted stock units was $11.2 million, $1.9 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Generally, the options for key employees vest between three and five years, and the options for outside directors vest immediately.

The following table summarizes activity in the Company’s stock option plans for the three-year period ended December 31, 2005:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2003	6,654,486	$20.52
Options granted	1,341,403	23.27
Options forfeited	(104,050)	26.33
Options expired	(150)	11.58
Options exercised	(1,384,812)	11.43

Options outstanding at December 31, 2003	6,506,877	22.93
Options granted	682,227	34.77
Options forfeited	(64,375)	32.63
Options expired	(375)	18.00
Options exercised	(1,289,077)	21.19

Options outstanding at December 31, 2004	5,835,277	24.60
Options granted	984,518	36.56
Options forfeited	(28,700)	36.61
Options expired	(150)	21.50
Options exercised	(1,664,751)	21.28

Options outstanding at December 31, 2005	5,126,194	27.89

Options exercisable at
December 31, 2003	3,300,552	$26.62
December 31, 2004	3,833,277	25.61
December 31, 2005	5,076,194	27.79

The following tables summarize information about options outstanding and options exercisable at December 31, 2005:
Options Outstanding

			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise	Number	Exercise	Contractual
Prices	Outstanding	Price	Life in Years
$5 - $10	215,000	$7.00	4.5
$10 - $20	1,696,175	18.96	6.3
$20 - $30	446,811	27.42	4.0
$30 - $45	2,768,208	35.07	5.3

	5,126,194	27.89	5.5

Options Exercisable

		Weighted-
Range of		Average
Exercise	Number	Exercise
Prices	Exercisable	Price
$5 - $10	215,000	$7.00
$10 - $20	1,696,175	18.96
$20 - $30	446,811	27.42
$30 - $45	2,718,208	35.00

	5,076,194	27.79

15. Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans reflected in the tables below. Prior years have been restated to include the addition of one non-qualified plan. The qualified plans include an overfunded plan with frozen future benefits and an underfunded plan with continuing benefits. The unfunded non-qualified plans include one plan with frozen future benefits and the other with continuing benefits. As of the measurement date (December 31), the status of the plans is as follows:
Obligations and Funded Status

	2005	2004
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$69,997	$70,980
Service cost	2,632	1,585
Interest cost	4,060	3,944
Actuarial loss (gain)	7,619	(1,208)
Benefits paid	(5,613)	(5,304)

Benefit obligation at end of year	78,695	69,997

Change in plan assets
Fair value of plan assets at beginning of year	48,333	47,073
Actual return on plan assets	2,869	5,952
Employer contribution	1,241	612
Benefits paid	(5,613)	(5,304)

Fair value of plan assets at end of year	46,830	48,333

Unfunded benefit obligation	(31,865)	(21,664)
Unrecognized transition asset	(116)	(164)
Unrecognized prior service cost	19,595	21,557
Unrecognized net actuarial loss	30,821	22,489

Prepaid benefit cost	$18,435	$22,218

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$33,700	$32,017
Accrued benefit cost	(26,305)	(21,366)
Intangible asset	9,449	9,766
Accumulated other comprehensive loss	1,591	1,801

Net amount recognized	$18,435	$22,218

	2005	2004
	(In thousands)
Additional information
Accumulated benefit obligation for all plans	$64,487	$59,969
Increase (decrease) in minimum liability included in accumulated other comprehensive loss	(210)	102

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

Projected benefit obligation	$42,857	$33,859
Accumulated benefit obligation	28,649	23,831
Fair value of plan assets	1,762	1,676
Components of Net Pension Cost

	2005	2004	2003
	(In thousands)
Service cost	$2,632	$1,585	$1,706
Interest cost	4,060	3,944	4,147
Expected return on plan assets	(4,578)	(4,777)	(4,788)
Amortization of unrecognized transition asset	(48)	(48)	(48)
Amortization of prior service cost	1,962	1,962	1,962
Amortization of net loss	994	709	587

Net pension cost	$5,022	$3,375	$3,566

Disclosure Assumptions

	2005	2004
For determining benefit obligations at year end:
Discount rate	5.50%	6.00%
Rate of compensation increase	5.00	5.00

	2005	2004	2003
For determining net pension income for the year:
Discount rate	6.00%	6.25%	6.75%
Expected return on assets	9.00	9.00	9.00
Rate of compensation increase	5.00	5.00	5.00
The rate of compensation increase applies to two plans, as the other plans’ future benefits are frozen. The expected long-term rate of return on plan assets is based on the approximate weighted-average historical trend.

Plan Asset Allocation
The Company’s asset allocations by asset category are as follows:

	2005	2004
Equity securities	69%	70%
Debt securities	30	29
Other	1	1

	100%	100%

The Company’s investment strategy for its defined benefit plans takes into consideration the fact that the dominant plan is fully funded and future benefit obligations are frozen for all participants. The investment strategy reflects a long-term rather than short-term outlook and values consistency in its approach to asset mix. The investment portfolio is targeted toward 70 percent equity investments and 30 percent fixed income and is rebalanced from time to time to approximate that mix.
Cash Flows
The expected benefit payments for the 10 years subsequent to December 31, 2005 are as follows: 2006 – $3.0 million; 2007 – $2.7 million; 2008 – $8.0 million; 2009 – $8.9 million; 2010 – $3.7 million; and 2011-2015 – $21.2 million.
Other Information
In addition to the benefit liabilities in the tables above, the Company has a supplemental obligation to certain officers. The Company has committed to fund this obligation by releasing a portion of the Company’s interest in the cash surrender values of split-dollar life insurance arrangements to these officers upon retirement, if necessary. The Company’s share of the cash surrender value of the policies was $47.8 million and $50.4 million at December 31, 2005 and 2004, respectively. The Company’s obligation of $22.2 million and $20.7 million at December 31, 2005 and 2004, respectively, was included in other long-term liabilities.
The Company maintains a savings program qualified under Section 401(k) of the Internal Revenue Code and three non-qualified, deferred compensation programs. The Company contributes matching contributions up to a maximum of 3 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $12.9 million, $11.9 million and $15.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The expense is not consistent from year to year primarily due to the increase or decrease in earnings on the non-qualified, deferred compensation programs.

16. Segment Information
The Company provides a range of health care services. The Company has two reportable operating segments – long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The “Other” category includes the non-reportable segments and corporate items. The revenues in the Other category include services for rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company.
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
The Other category is not comparative as the Company recorded $8.4 million of operating expenses in 2003 related to a proposed settlement of a review of certain Medicare cost reports filed by facilities of the former Manor Care for the period 1992-1998. The settlement was finalized and paid in 2004.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
		(In thousands)
Year ended December 31, 2005
Revenues from external customers	$2,893,900	$394,804	$128,586	$3,417,290
Intercompany revenues			103,717	103,717
Depreciation and amortization	130,558	3,104	5,541	139,203
Operating margin	520,545	60,993	15,321	596,859

Year ended December 31, 2004
Revenues from external customers	$2,708,201	$383,869	$116,797	$3,208,867
Intercompany revenues			69,142	69,142
Depreciation and amortization	121,210	2,979	3,632	127,821
Operating margin	479,858	71,145	10,015	561,018

Year ended December 31, 2003
Revenues from external customers	$2,590,423	$329,462	$109,556	$3,029,441
Intercompany revenues			60,798	60,798
Depreciation and amortization	120,258	3,951	4,601	128,810
Operating margin	435,942	62,031	7,934	505,907

Manor Care, Inc.
Supplementary Data (Unaudited)
Summary of Quarterly Results

	Year ended December 31, 2005
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$879,202	$833,759	$840,279	$864,050	$3,417,290
Income before other income (expenses) and income taxes	75,339	63,229	75,409	77,039	291,016
Net income	40,363	38,079	50,187	32,326	160,955

Earnings per share:
Basic	$.47	$.44	$.61	$.41	$1.93
Diluted	$.46	$.43	$.60	$.40	$1.89

	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$797,338	$799,135	$806,818	$805,576	$3,208,867
Income before other income (expenses) and income taxes	71,442	73,996	77,427	69,745	292,610
Net income	41,090	40,135	39,075	47,922	168,222

Earnings per share:
Basic	$.47	$.46	$.45	$.56	$1.94
Diluted	$.45	$.45	$.45	$.55	$1.90
In the second quarter of 2005, the Company completed its assessment of the accounting for its leases and leasehold improvements and recorded a non-cash charge of $4.5 million ($2.8 million after tax). In the third quarter of 2005, the Company recorded a gain of $17.6 million ($11.0 million after tax) on the sale of three facilities. The gain was partially offset by expenses of $4.1 million ($2.5 million after tax) related to the early extinguishment of debt and $2.5 million ($1.5 million after tax) related to the asset impairment. In the fourth quarter of 2005, the Company recorded expense of $14.6 million ($9.1 million after tax) related to the early extinguishment of debt.
In the third quarter of 2004, the Company recorded costs of $11.2 million ($7.0 million after tax) related to the early extinguishment of debt. In the third and fourth quarters of 2004, the Company recorded a decrease to income taxes of $1.7 million and $6.6 million, respectively, due to adjustment of prior years’ estimated federal and state tax liabilities.
See the consolidated financial statements or Management’s Discussion and Analysis for further discussion of these items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Paul A. Ormond	/s/ Geoffrey G. Meyers
Paul A. Ormond	Geoffrey G. Meyers
Chairman, President	Executive Vice President and
and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Manor Care, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manor Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Manor Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated January 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
January 31, 2006

Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
We incorporate by reference the information on our directors under the heading “Item 1 — Election of Directors” in our Proxy Statement, which we will file pursuant to Regulation 14A with the SEC prior to April 30, 2006.
Executive Officers
See the “Executive Officers of the Registrant” section on pages 6-7 under Item 1, Business, for the names, ages, offices and positions held during the last five years of each of our executive officers.
Audit Committee and Audit Committee Financial Expert
We incorporate by reference the information on our audit committee and audit committee financial expert under the heading “Board Meetings and Committees of the Board – Audit Committee” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
Section 16(a) Compliance
We incorporate by reference the information on our Section 16(a) compliance under the heading “Security Ownership of Certain Management and Beneficial Owners – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
Code of Ethics
We incorporate by reference the information on our Code of Ethics under the heading “Board Meetings and Committees of the Board” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our chief executive officer, chief financial officer, controller or persons performing similar functions by posting such information to our website (www.hcr-manorcare.com).

Item 11. Executive Compensation
We incorporate by reference information on executive compensation under the heading “Executive Compensation” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference information on security ownership of some beneficial owners under the heading “Security Ownership of Certain Management and Beneficial Owners” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
The following table provides information as of December 31, 2005 concerning our common stock that may be issued upon the exercise of options under all of our existing approved equity compensation plans.

(c)
Number of Securities
	(a)			Remaining Available
	Number of Securities		(b)	for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
Equity compensation plans approved by security holders	5,126,194	(1)	$27.89	5,370,241	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,126,194		$27.89	5,370,241

(1)	This number includes options outstanding at December 31, 2005 under our Equity Incentive Plan, Amended Stock Option Plan for Key Employees and Stock Option Plan for Outside Directors. There are no outstanding warrants or rights. In addition to the options in the table above, there are 97,655 restricted stock units including associated dividend equivalents outstanding at December 31, 2005 which vest one third on the third, fourth and fifth anniversary of the grant date. Each unit is equal to one share of common stock which will be issued upon vesting.

(2)	The number of securities remaining available for future issuance under our Equity Incentive Plan includes a total of 5,370,241 securities which may be awarded as options, stock appreciation rights, restricted stock or restricted stock units, provided that restricted stock or units shall not exceed 2,993,410 shares. The number of securities available for future issuance excludes the options in the table and restricted stock units discussed in footnote 1. Awards of performance-vested restricted stock for 2006 and 2007 contingent upon the achievement of certain performance-based criteria for each year have not been deducted from the total available. The target amount of the performance awards total 94,400 for 2006 and 2007 but could be higher, lower or even zero.

Item 13. Certain Relationships and Related Transactions
We incorporate by reference information on certain relationships and related transactions under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
Item 14. Principal Accounting Fees and Services
We incorporate by reference information on Ernst & Young LLP’s fees and services under the heading “Fees to Independent Registered Public Accounting Firm” in our Proxy Statement, which we will file with the SEC prior to April 30, 2006.
PART IV
Item 15. Exhibits, Financial Statement Schedules
List of Financial Statements and Financial Statement Schedules
Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:
Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 80:
     Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.
Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs	Deduc-	Balance
	Beginning	and	tions	at End of
	of Period	Expenses	(Note 1)	Period
	(In thousands)
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$54,532	$34,505	$(28,311)	$60,726

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,652	$29,974	$(36,094)	$54,532

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,093	$29,091	$(28,532)	$60,652

(1)	Uncollectible accounts written off, net of recoveries.

Exhibits

S-K Item 601
No.		Document
2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

3.1	—	Certificate of Incorporation including all amendments (filed as Exhibit 3.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

3.2	—	Amended and Restated By-laws of Manor Care, Inc. (filed as Exhibit 3.1 to Manor Care, Inc.’s Form 8-K filed February 7, 2005 and incorporated herein by reference)

4.1	—	Indenture for 6.25% Senior Notes due 2013, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-4, File No. 333-107399 and incorporated herein by reference)

4.2	—	Indenture for 2.125% Convertible Senior Notes due 2023, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-107481 and incorporated herein by reference)

4.3	—	Amendment to Indenture for 2.125% Convertible Senior Notes due 2023, dated as of August 7, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.4 to Manor Care, Inc.’s Registration Statement for Amendment No. 1 to Form S-3, File No. 333-107481 and incorporated herein by reference)

4.4	—	Form of Indenture for 2.125% Convertible Senior Notes due 2023 (“New Notes”), dated as of December 2004, among Manor Care, Inc., the subsidiary guarantors parties hereto and U.S. Bank Trust National Association, as trustee (filed as Exhibit T3C to Manor Care, Inc.’s Form T-3 filed on November 23, 2004 and incorporated herein by reference)

4.5	—	Indenture for 2.125% Convertible Senior Notes due 2035, dated as of August 1, 2005, among Manor Care, Inc., the subsidiary guarantors as named therein and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

4.6	—	Credit Agreement dated as of May 27, 2005 among Manor Care, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference)

4.7	—	First Amendment, dated as of August 3, 2005, to the Credit Agreement, dated as of May 27, 2005, among Manor Care, Inc., as Borrower, and the Lenders parties thereto (filed as Exhibit 4.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference)

S-K Item 601
No.		Document
4.8	—	Specimen certificate representing the Common Stock of Manor Care, Inc. (filed as Exhibit 4.6 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-129107 and incorporated herein by reference)

10.1	—	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.2	—	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.3	—	Manor Care, Inc. Performance Award Plan (filed as Appendix A to Manor Care, Inc.’s Proxy Statement filed April 11, 2005 in connection with its Annual Meeting held on May 10, 2005 and incorporated herein by reference)

10.4	—	Amendment and Restatement of the Equity Incentive Plan (filed as Appendix B to Manor Care, Inc.’s Proxy Statement filed April 7, 2004 in connection with its Annual Meeting held on May 5, 2004 and incorporated herein by reference)

10.5	—	First Amendment to the Amendment and Restatement of the Equity Incentive Plan (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.6	—	Second Amendment to the Amendment and Restatement of the Equity Incentive Plan (filed as Exhibit 10.1 to Manor Care, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan (filed as Exhibit 10.6 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.8	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan (filed as Exhibit 10.7 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.9	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan (filed as Exhibit 10.8 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.10	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*10.11	—	Form of Restricted Stock Unit Award Agreement between Manor Care, Inc. and certain officers and key employees participating in the Equity Incentive Plan

10.12	—	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference)

10.13	—	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

S-K Item 601
No.		Document
10.14	—	Fourth Amendment and Fifth Amendment to the Amended Stock Option Plan for Key Employees (filed on pages B1-B2 of Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference)

10.15	—	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference)

10.16	—	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference)

10.17	—	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference)

10.18	—	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.19	—	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.20	—	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001 (filed as Exhibit 10.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.21	—	HCR Manor Care Senior Management Savings Plan for Corporate Officers, amended and restated as of February 11, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.22	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.23	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.24	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.25	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.26	—	Form of First Amendment to Severance Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and certain executive officers (M. Keith Weikel, Geoffrey G. Meyers and R. Jeffrey Bixler), effective December 16, 2003 (filed as Exhibit 10.22 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

S-K Item 601
No.		Document
10.27	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.28	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Trustee, effective August 20, 2004 (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.29	—	Agreement by and between Manor Care, Inc. and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.30	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., Trustee, and certain executive officers (Paul A. Ormond and M. Keith Weikel), effective December 16, 2003 (filed as Exhibit 10.4 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.31	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.5 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*10.32	—	Form of Employment Agreement by and among Stephen L. Guillard, Heartland Employment Services, LLC, and Manor Care, Inc.

10.33	—	Form of Employment Agreement between Health Care and Retirement Corporation of America and remaining executive officers (filed as Exhibit 10.20 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.34	—	Form of First Amendment to Employment Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.21 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.35	—	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

10.36	—	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.37	—	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in the Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

S-K Item 601
No.		Document
10.38	—	Health Care and Retirement Corporation Deferred Compensation Plan for Outside Directors adopted December 8, 1992 (filed as Exhibit 10.26 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.39	—	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to Manor Care of America, Inc.’s, formerly known as Manor Care, Inc., Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference)

10.40	—	Non-Management Director Compensation, effective February 1, 2005 (filed as Exhibit 10.37 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*21	—	Subsidiaries of the Registrant

*23	—	Consent of Independent Registered Public Accounting Firm

*31.1	—	Chief Executive Officer Certification

*31.2	—	Chief Financial Officer Certification

*32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Purchase Agreement, dated July 26, 2005, among Manor Care, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.2	—	Warrant Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.3	—	Call Option Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.4	—	Accelerated Share Repurchase Agreement, dated August 11, 2005, among Manor Care, Inc. and J.P. Morgan Securities, Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on August 12, 2005 and incorporated herein by reference)

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc.
(Registrant)

by	/s/ R. Jeffrey Bixler

R. Jeffrey Bixler
Vice President, General Counsel and Secretary
Date: March 3, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 3, 2006 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title

/s/ Mary Taylor Behrens
Mary Taylor Behrens	Director

/s/ Joseph F. Damico
Joseph F. Damico	Director

/s/ William H. Longfield
William H. Longfield	Director

/s/ Geoffrey G. Meyers
Geoffrey G. Meyers	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Spencer C. Moler
Spencer C. Moler	Vice President and Controller (Principal Accounting Officer)

/s/ Paul A. Ormond
Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive Officer (Principal Executive Officer)

Signature	Title

/s/ John T. Schwieters
John T. Schwieters	Director

/s/ Richard C. Tuttle
Richard C. Tuttle	Director

/s/ M. Keith Weikel
M. Keith Weikel	Senior Executive Vice President and Chief Operating Officer; Director

/s/ Gail R. Wilensky
Gail R. Wilensky	Director

/s/ Thomas L. Young
Thomas L. Young	Director

Exhibit Index

Exhibit
Number	Description
10.11	Form of Restricted Stock Unit Award Agreement between Manor Care, Inc. and certain officers and key employees participating in the Equity Incentive Plan

10.32	Form of Employment Agreement by and among Stephen L. Guillard, Heartland Employment Services, LLC, and Manor Care, Inc.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002