Form 10-Q
period 2006-03-31
MANOR CARE INC
filed 2006-05-05
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (419) 252-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 28, 2006.
Common stock, $0.01 par value – 79,010,422 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$22,512	$12,293
Receivables, less allowances for doubtful accounts of $58,983 and $60,726, respectively	505,127	494,620
Prepaid expenses and other assets	23,589	24,416

Total current assets	551,228	531,329

Property and equipment, net of accumulated depreciation of $844,262 and $812,707, respectively	1,479,583	1,484,475
Goodwill	114,427	103,357
Intangible assets, net of amortization of $1,285 and $3,309, respectively	15,659	20,012
Other assets	191,552	200,061

Total assets	$2,352,449	$2,339,234

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$113,664	$112,952
Employee compensation and benefits	151,523	157,002
Accrued insurance liabilities	107,626	108,275
Income tax payable	23,341	4,936
Other accrued liabilities	67,599	62,938
Deferred income taxes	2,721	3,633
Long-term debt due within one year	2,655	2,635

Total current liabilities	469,129	452,371

Long-term debt	707,190	730,466
Deferred income taxes	91,568	102,919
Other liabilities	287,936	279,755

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	384,442	364,845
Retained earnings	1,331,069	1,319,162
Accumulated other comprehensive loss	(978)	(978)

	1,715,643	1,684,139
Less treasury stock, at cost (32.0 and 32.3 million shares, respectively)	(919,017)	(910,416)

Total shareholders’ equity	796,626	773,723

Total liabilities and shareholders’ equity	$2,352,449	$2,339,234

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Revenues	$869,295	$879,202
Expenses
Operating	722,910	734,150
General and administrative	52,105	36,266
Depreciation and amortization	35,942	33,447
Asset impairment	11,082

	822,039	803,863

Income before other income (expenses) and income taxes	47,256	75,339

Other income (expenses):
Interest expense	(7,140)	(10,116)
Gain (loss) on sale of assets	58	(454)
Equity in earnings of affiliated companies	1,586	1,368
Interest income and other	835	359

Total other expenses, net	(4,661)	(8,843)

Income before income taxes	42,595	66,496
Income taxes	15,590	26,133

Income before cumulative effect	27,005	40,363
Cumulative effect of change in accounting principle, net of tax	(2,476)

Net income	$24,529	$40,363

Earnings per share — basic:
Income before cumulative effect	$.34	$.47
Cumulative effect	(.03)

Net income	$.31	$.47

Earnings per share — diluted:
Income before cumulative effect	$.33	$.46
Cumulative effect	(.03)

Net income	$.30	$.46

Weighted-average shares:
Basic	78,923	86,169
Diluted	80,841	87,720

Cash dividends declared per common share	$.16	$.15
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating Activities
Net income	$24,529	$40,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,942	33,447
Asset impairment and other non-cash charges	15,050
Stock option and restricted stock compensation	6,664	745
Provision for bad debts	11,786	8,515
Deferred income taxes	(12,263)	(436)
Net (gain) loss on sale of assets	(58)	454
Equity in earnings of affiliated companies	(1,586)	(1,368)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(24,897)	(105,813)
Prepaid expenses and other assets	1,758	3,283
Liabilities	16,025	71,424

Total adjustments	48,421	10,251

Net cash provided by operating activities	72,950	50,614

Investing Activities
Investment in property and equipment	(30,023)	(29,320)
Investment in systems development	(1,001)	(748)
Investment in partnership	(1,228)
Acquisitions	(298)

Net cash used in investing activities	(32,550)	(30,068)

Financing Activities
Net repayments under revolving credit facility	(22,800)
Principal payments of long-term debt	(456)	(487)
Purchase of common stock for treasury	(5,042)	(1,755)
Dividends paid	(12,622)	(12,927)
Proceeds from exercise of stock options	6,569	5,229
Excess tax benefits from share-based payment arrangements	4,170

Net cash used in financing activities	(30,181)	(9,940)

Net increase in cash and cash equivalents	10,219	10,606
Cash and cash equivalents at beginning of period	12,293	32,915

Cash and cash equivalents at end of period	$22,512	$43,521

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
At March 31, 2006, the Company operated 276 skilled nursing facilities, 65 assisted living facilities, 105 hospice and home health offices, and 92 outpatient therapy clinics.
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2006	$11,045	$36,384	$55,928	$103,357
Goodwill from acquisitions	438		10,632	11,070

Balance at March 31, 2006	$11,483	$36,384	$66,560	$114,427

Insurance Liabilities
At March 31, 2006 and December 31, 2005, the workers’ compensation liability consisted of short-term reserves of $20.5 million and $20.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $39.5 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $6.3 million and $10.0 million for the first quarters of 2006 and 2005, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 5 for discussion of the Company’s general and professional liability.
Stock-Based Compensation
Compensation costs subject to graded vesting based on a service condition are amortized to expense on the straight-line method.
Note 2 — Asset Impairment
During the Company’s quarterly review of long-lived assets, management determined that its medical transcription business should be written down by $11.1 million ($7.0 million after tax or $0.09 per share) based on its estimated realizable value. During March, the Company was notified that its largest medical transcription customer would not agree to a price increase, which was one requirement in order to make this a profitable business. As a result, the Company decided to exit this business and is in discussions with a third party to evaluate alternatives. The transcription business is not included in our reportable segments.
Note 3 — Stock-Based Compensation
The Company has a stock plan (Equity Plan) that was approved by shareholders, as explained more fully below. Under the Equity Plan, the Company has issued non-qualified stock options, restricted stock (time- and performance-vested) and restricted stock units. The Company has another plan under which it awards cash-settled stock appreciation rights (SARs). Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). The Company recognized stock-based compensation expense for all awards in its results of operations, except for stock options. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of FASB Statement 123R, “Share-Based Payment” (Statement 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes:
•	Compensation cost for restricted stock or restricted stock units granted prior to January 1, 2006, but not yet vested, and any new awards after January 1, 2006. The grant-date fair value is based on the stock price close on the day prior to grant.

•	Compensation cost for stock options granted prior to January 1, 2006, but not yet vested, and any new awards. The grant-date fair value is determined under the Black-Scholes option valuation model.

•	Compensation cost for SARs outstanding at January 1, 2006 based on the fair-value calculation every quarter using the Black-Scholes option valuation model.

•	The difference between the SAR liability measured under the intrinsic-value method in accordance with Statement 123 versus the fair-value method under Statement 123R is recorded as a one-time cumulative effect as of January 1, 2006. The Company’s SAR liability increased $4.0 million ($2.5 million after tax or $.03 per share) as a result of the fair-value calculation using the Black-Scholes option valuation model. When the SAR is cash-settled, the Company will adjust its expense to the intrinsic value.
Based on our method of adoption, the Company has not restated its stock-based compensation expense recorded in prior years. In the first quarters of 2006 and 2005, the Company’s income statement included compensation cost related to these plans of $12.0 million and $3.0 million, respectively, and an income tax benefit of $3.6 million and $0.9 million, respectively, excluding the cumulative effect as previously discussed.
As a result of adopting Statement 123R, the Company’s pretax income for the first quarter of 2006 was lower by $2.6 million ($1.7 million after tax or $.02 per share), as a result of expensing its stock options. Prior to adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of its stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax deductions) to be classified as financing cash flows. The $4.2 million of excess tax benefits classified as a financing cash flow for the first quarter of 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123R.
The following table illustrates the effect on net income and earnings per share in the first quarter of 2005 as if the Company had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation for its options. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately, which resulted in pro forma expense, net of tax, of $4.2 million. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three-year vesting were accelerated to vest immediately. The accelerated vesting of prior-year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million, as included in the table below. The Company accelerated the vesting of the prior-year awards in order to avoid compensation expense when Statement 123R was adopted.

Three months ended
March 31, 2005
(In thousands, except earnings per share)
Net income — as reported	$40,363
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(8,001)

Net income — pro forma	$32,362

Earnings per share — as reported:
Basic	$.47
Diluted	$.46

Earnings per share — pro forma:
Basic	$.38
Diluted	$.37
Plan Information
The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to key employees, consultants and directors. A maximum of 10,000,000 shares of common stock are authorized for issuance under the Equity Plan, with no more than 3,750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 4.6 million shares available for future awards at March 31, 2006, excluding performance-vested awards that have not been issued. Generally, the Company uses treasury shares when issuing shares for equity awards.
As of March 31, 2006, there was $25.4 million of total unrecognized compensation cost related to nonvested awards. The awards include stock options, restricted stock and restricted stock units but exclude performance-vested restricted stock and SARs. The cost is expected to be recognized over a weighted-average period of 5.3 years. Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings of the option exercise or restricted stock had a value of $14.1 million for the first quarter of 2006. The cash received for the exercise of stock options was $6.6 million for the first quarter of 2006.

     Stock Options. The exercise price of each option equals the market close price of the Company’s stock on the day prior to date of grant. An option’s maximum term is 10 years prior to 2006 awards and seven years for 2006 awards. For all nonvested options, the options cliff vest in three years with the exception that an employee eligible for normal retirement has a one-year cliff vesting period. Dividends are not paid on unexercised options.
The following table summarizes activity in the Company’s stock option plans for the first quarter of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	5,126,194	$27.89
Granted	615,398	40.06
Forfeited	(1,850)	31.22
Exercised	(633,126)	24.01

Outstanding at March 31, 2006	5,106,616	29.84	5.4	$74,094

Exercisable at March 31, 2006	4,656,616	28.92	5.3	$71,831

The outstanding options are the options that are expected to vest. During the first quarter of 2006, 215,398 options were granted under the reload feature, and the fair value was expensed immediately because the options were exercisable on the date of grant. The weighted-average grant-date fair value of options granted in the first quarter of 2006 was $9.59 using the Black-Scholes option valuation model with the following assumptions: weighted-average expected volatility 29 percent (range of 24-33 percent), weighted-average expected term 3.6 years, dividend yield 1.6 percent and risk-free rate range of 4.5-4.6 percent. The expected volatility was based on historical volatility of the Company’s daily stock price close over a specified period. The expected term was based on the historical exercise patterns, if available, for each option award. The Company granted 562,120 options in the first quarter of 2005 with a weighted-average grant-date fair value of $12.22. The total intrinsic value of options exercised during the first quarter of 2006 was $11.1 million.

     Restricted Stock. In the first quarter of 2006, there were no awards of time-vested restricted stock. In the first quarter of 2005, certain executive officers were issued 245,090 restricted shares with a weighted-average grant-date fair value of $35.22. The holders of restricted stock are paid cash dividends that are not forfeitable.
The following table summarizes restricted stock activity for the first quarter of 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Restricted stock at Dec. 31, 2005	999,489	$20.40
Issue of performance-vested	95,737	39.77
Delivered for tax withholdings	(38,687)	37.79

Restricted stock at March 31, 2006	1,056,539	21.52

The 2005 performance-vested restricted stock awards were issued upon certification, as discussed below, but remain restricted until retirement. The compensation expense related to time-vested restricted stock is amortized based on the specified vesting period or up to the employee’s expected retirement date, as stated in the agreement. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. During the first quarter of 2006, the Company continued its acceleration of the amortization of compensation expense related to certain awards based on the announcement in the fourth quarter of 2005 of certain employees’ actual retirement dates. Since the Company adopted Statement 123R, any new or modified retirement date vested awards after December 31, 2005 will be required to be amortized up to the employee’s retirement eligible date. The Company recorded compensation expense for time-vested restricted stock of $2.3 million and $0.6 million in the first quarter of 2006 and 2005, respectively. If the Company had recorded the expense based on the specified vesting period or up to the employees’ retirement eligible dates, the Company would have expensed $0.1 million and $8.0 million for the first quarter of 2006 and 2005, respectively.
     Performance-Vested Restricted Stock. In 2005, certain executive officers were awarded restricted stock for 2005, 2006 and 2007, contingent upon the achievement of certain performance-based criteria for each year, which vest at the end of the respective year but remain restricted until retirement. For 2005, 95,737 restricted shares with a fair value of $39.77 per share were issued in January 2006 after the Compensation Committee of the Board of Directors certified the performance against the criteria previously set by the Committee. In 2006, similar awards were granted for 2006, 2007 and 2008. For performance-vested restricted stock related to 2006, there are target awards of 93,533 shares with a weighted-average grant-date fair value of $37.28. Depending on the Company’s actual performance, the awards could range from zero shares to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting over the year the award is earned.

     Restricted Stock Units. Generally, the restricted stock units vest one third on the third, fourth and fifth anniversary of the grant date. The units earn dividend equivalents that will be forfeited if the original award does not vest. The Company issued its first restricted stock units in the fourth quarter of 2005.
The following table summarizes restricted stock units, excluding dividend equivalents, for the first quarter of 2006:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value
Restricted units at Dec. 31, 2005	97,300	$37.05
Granted	182,350	39.38
Forfeited	(2,850)	37.49

Restricted units at March 31, 2006	276,800	38.58

     Cash-Settled Stock Appreciation Rights. The Company changed from valuing its SARs from intrinsic value to fair value. Excluding the cumulative effect, the amount expensed for the first quarter is not materially different from the amount that would have been expensed under the intrinsic-value method. The SARs have a three-year cliff vest and a maximum term of 10 years. Substantially all of the outstanding SARS are expected to vest. During the first quarter of 2006, SAR payments were $8.1 million. Management doesn’t anticipate granting any additional SARs.
The following table summarizes SAR activity for the first quarter of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of SARs	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	1,587,050	$25.76
Forfeited	(27,000)	31.73
Exercised	(371,775)	18.61

Outstanding at March 31, 2006	1,188,275	27.87	7.3	$19,586

Exercisable at March 31, 2006	466,050	17.41	6.2	$12,555

Note 4 — Revenues
Revenues for certain health care services are as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
Skilled nursing and assisted living services	$731,942	$749,468
Hospice and home health services	104,800	95,331
Rehabilitation services (excludes intercompany revenues)	24,849	24,796
Other services	7,704	9,607

	$869,295	$879,202

Note 5 — Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At March 31, 2006, the Company had $4.8 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions, which was reviewed with its outside advisors. At March 31, 2006, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At March 31, 2006 and December 31, 2005, the general and professional liability consisted of short-term reserves of $61.6 million and $61.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $118.5 million at each date, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $18.0 million and $18.2 million for the first quarters of 2006 and 2005, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.
Note 6 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three months ended March 31,
	2006	2005
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS — income before cumulative effect	$27,005	$40,363
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	27	26

Numerator for diluted EPS	$27,032	$40,389

Denominator:
Denominator for basic EPS — weighted-average shares	78,923	86,169
Effect of dilutive securities:
Stock options	951	1,045
Restricted stock or units	19
Convertible Senior Notes due 2023	948	506

Denominator for diluted EPS — adjusted for weighted-average shares and assumed conversions	80,841	87,720

EPS — Income before cumulative effect:
Basic	$.34	$.47
Diluted	$.33	$.46
Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were 0.1 million shares with an average exercise price of $41 for the first quarter of 2006 and 0.6 million shares with an average exercise price of $38 for the first quarter of 2005.

The Company’s $400 million convertible senior notes due in 2035 and the related warrants are not included in the computation of diluted EPS because the notes’ conversion price of $44.75 and the warrants’ conversion price of $59.66 were greater than the average market price of the common shares.
Note 7 — Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
Service cost	$1,108	$429
Interest cost	1,035	990
Expected return on plan assets	(1,045)	(1,183)
Amortization of unrecognized transition asset	(12)	(12)
Amortization of prior service cost	490	490
Amortization of net loss	249	235

Net pension cost	$1,825	$949

Note 8 — Segment Information
The Company provides a range of health care services. The Company has two reportable operating segments — long-term care, which includes the operation of skilled nursing and assisted living facilities, and hospice and home health. The Other category includes the non-reportable segments and corporate items. The revenues in the Other category include services for rehabilitation and other services. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, asset impairment, other income and expense items, income taxes and cumulative effect.

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Three months ended March 31, 2006
Revenues from external customers	$731,942	$104,800	$32,553	$869,295
Intercompany revenues			29,019	29,019
Depreciation and amortization	33,781	709	1,452	35,942
Operating margin	126,987	16,364	3,034	146,385

Three months ended March 31, 2005
Revenues from external customers	$749,468	$95,331	$34,403	$879,202
Intercompany revenues			19,649	19,649
Depreciation and amortization	31,709	773	965	33,447
Operating margin	129,513	12,451	3,088	145,052

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first quarter of 2006 with the first quarter of 2005, the number of new claims is similar and our average settlement cost per claim is down. Our accrual rate for current claims is $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in the first quarter of 2006 decreased in comparison to the prior-year period. As a result of these factors, our workers’ compensation expense decreased $3.7 million for the first quarter of 2006 in comparison to the prior-year period. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations —
Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005
     Overview. During the first quarter of 2006, there were a few unusual items, including higher-than-normal stock-based compensation and deferred compensation expense, the cumulative effect of the change in accounting for cash-settled stock appreciation rights (SARs) and asset impairment. Our stock-based compensation of $12.0 million and deferred compensation of $3.6 million were higher than normal. We expect our quarterly expense to be approximately $4 million going forward in 2006. The expense for the quarter was higher than normal primarily because of our stock price increase of over 11 percent for the quarter, stock option grants that vested immediately as a result of an option reload feature, and executives retiring that accelerated the amortization of restricted stock expense. Of the stock-based compensation and deferred compensation expense, approximately 20 percent was recorded in operating expenses and the remaining amount in general and administrative expenses. The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax or $.03 per share) was a result of the adoption of Statement 123R, as reported on a separate line item in our income statement and discussed in Note 3 to the consolidated financial statements. During the quarter, we wrote down our assets by $11.1 million ($7.0 million after tax or $.09 per share) related to our transcription business, as reported on a separate line item in our income statement and explained in Note 2 to the consolidated financial statements.
     Revenues. Our revenues decreased $9.9 million, or 1 percent, from the first quarter of 2005 to 2006. Our revenues increased $42.8 million, or 5 percent, when excluding $52.7 million of prior-year revenues associated with provider assessments for several states, including Pennsylvania, in the first quarter of 2005. Revenues from our long-term care segment, excluding the prior-year revenues associated with provider assessments, increased $35.2 million, or 5 percent, due to increases in rates/patient mix of $38.3 million and occupancy of $8.2 million that were partially offset by a decrease in capacity of $11.3 million. Our revenues from the hospice and home health segment increased $9.5 million, or 10 percent, primarily from an increase in the number of patients utilizing our hospice services.
Our average rates per day for the long-term care segment were as follows:

	First Quarter
	2006	2005	Increase
Medicare	$375.59	$352.50	7%
Medicaid	$150.79	$146.10	3%
Private and other (skilled only)	$223.74	$211.59	6%
We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of the add-on payments and the new patient classification refinements. Our average Medicare rate decreased only $3 per day from the fourth-quarter rate because of the continuing shift to higher-acuity and higher-rate-category patients. Our average Medicaid rate excluded prior-period revenues. When taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 2 percent for the first quarter of 2006 compared with the prior-year period. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.
Our occupancy levels, including or excluding start-up facilities, were 89 percent for the first quarter of 2005 and 90 percent for the first quarter of 2006. Our occupancy levels for skilled nursing facilities were 89 percent for the first quarter of 2005 and 90 percent for the first quarter of 2006. The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 71 percent for the first quarter of 2005 to 72 percent for the first quarter of 2006.
Our bed capacity declined between the first quarters of 2005 and 2006 primarily because of the divestiture of four facilities in 2005.
     Operating Expenses. Our operating expenses in the first quarter of 2006 decreased $11.2 million, or 2 percent, compared with the first quarter of 2005. Our operating expenses increased $35.7 million, or 5 percent, when excluding the retroactive prior-year provider assessments of $46.9 million for several states, including Pennsylvania, that were recorded in the first quarter of 2005.
Excluding the prior-year provider assessments in 2005, operating expenses from our long-term care segment increased $31.9 million, or 6 percent, between the first quarters of 2005 and 2006. The largest portion of the operating expense increase related to labor costs of $9.3 million and ancillary costs, excluding internal labor, of $9.1 million. Our wage rates increased 4 percent compared with the first quarter of 2005. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients.
Our operating expenses from our hospice and home health segment increased $5.6 million, or 7 percent, between the first quarters of 2005 and 2006 primarily related to labor costs of $3.9 million. During the first quarter of 2005, our hospice and home health segment was reorganized in preparation for future growth, and our margins have continued to improve.
     General and Administrative Expenses. Our general and administrative expenses increased $15.8 million between the first quarters of 2005 and 2006. The costs associated with our stock-based compensation, deferred compensation plans and non-qualified defined benefit plans increased $10.7 million. See the explanation in our overview and Note 3 to the consolidated financial statements for additional discussion. The remaining increases related to wages, costs associated with new computer systems and other general inflationary costs.
     Depreciation and Amortization. Our depreciation expense increased $2.5 million from the first quarters of 2005 to 2006 because of the completion of new construction projects and renovations to existing facilities.
     Interest Expense. Interest expense decreased $3.0 million from the first quarter of 2005 to 2006 because of lower interest rates partially offset by higher debt levels.
     Income Taxes. Our effective tax rate was 36.6 percent in the first quarter of 2006 compared with 39.3 percent in the first quarter of 2005. Our effective tax rate in the first quarter of 2006 was lower than expected primarily due to the favorable revision of estimated tax liabilities for prior tax years. Our effective tax rate in the first quarter of 2005 was higher than normal because we recorded an adjustment to reverse $1.7 million of deferred taxes related to prior-years’ restricted stock expense.
Financial Condition — March 31, 2006 and December 31, 2005
Income tax payable increased due to the deferral of tax payments to future quarters.
Liquidity and Capital Resources
     Cash Flows. During the first quarter of 2006, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures, the paydown of debt, the payment of dividends and the purchase of our common stock. Cash flows from operating activities were $73.0 million for the first quarter of 2006, an increase of $22.3 million from the first quarter of 2005. Our operating cash flows in 2005 included Medicare settlement payments of $31.9 million related to the former Manor Care home office cost reports for 1997 through 1999, which are recorded as receivables and are under appeal.
     Investing Activities. Our expenditures for property and equipment of $30.0 million in the first quarter of 2006 included $12.1 million to construct new facilities and expand existing facilities.
     Debt Agreement. As of March 31, 2006, there were no loans outstanding under our five-year $300 million revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). After consideration of usage for letters of credit, there was $253.0 million available for future borrowings plus the accordion feature.
The holders of our $100 million Convertible Senior Notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of March 31, 2006. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
In addition, the holders of the $93.4 million principal amount of New Notes and the $400 million principal amount of 2.125% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events, which we currently view as remote. We are required to satisfy the principal value in cash upon conversion or repurchase.
     Stock Purchase. At December 31, 2005, we had remaining authority to purchase $40.9 million of our common stock. On January 27, 2006, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2006. With these authorizations, we purchased 117,900 shares in the first quarter of 2006 for $5.0 million. We had $135.9 million remaining authority to repurchase our shares as of March 31, 2006. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On April 26, 2006, we announced that Manor Care will pay a quarterly cash dividend of 16 cents per share to shareholders of record on May 12, 2006. This dividend will approximate $12.6 million and is payable May 26, 2006. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.
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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, changes in the health care industry because of political and economic influences; changes in Medicare, Medicaid and certain private payors’ reimbursement levels or coverage requirements; existing government regulations, including applicable health care, tax, and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; general economic and business conditions; conditions in financial markets; competition; our ability to maintain or increase our revenues and control our operating costs; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims; and other litigation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2005. The fair value of our fixed-rate debt increased from $752.4 million at December 31, 2005 to $770.9 million at March 31, 2006.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There were no significant changes in our internal control over financial reporting in the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
See Note 5 — Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to stock repurchased by the Company during the first quarter of 2006:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
1/1/06-1/31/06				$140,910,136
2/1/06-2/28/06				$140,910,136
3/1/06-3/31/06	117,900	$42.76	117,900	$135,868,633

Total	117,900	$42.76	117,900

(1)	On July 22, 2005, Manor Care announced that its Board of Directors authorized management to spend $300 million to purchase common stock through December 31, 2006. On January 27, 2006, Manor Care announced that its Board of Directors authorized management to spend an additional $100 million to purchase common stock through December 31, 2006.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
As disclosed previously, Steven M. Cavanaugh will become chief financial officer of the Company. In connection with his appointment, Mr. Cavanaugh and the Company entered into an employment agreement on May 2, 2006 (Employment Agreement) that is effective May 6, 2006. The following description of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference. Pursuant to the Employment Agreement, Mr. Cavanaugh will earn an annual base salary of $220,000, which may be increased annually at the discretion of the Board of Directors. Mr. Cavanaugh is also eligible for an annual discretionary bonus to be determined by the Board. Mr. Cavanaugh will be awarded 2,500 restricted stock units on May 6, 2006 under the Company’s Equity Incentive Plan. The awards will vest one third on the third, fourth and fifth anniversary of the grant date.

Item 6. Exhibits.

S-K Item
601 No.
10.1	Form of Employment Agreement by and among Steven M. Cavanaugh, Heartland Employment Services, LLC, and Manor Care, Inc.
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)
Date May 5, 2006	By	/s/ Geoffrey G. Meyers
Geoffrey G. Meyers, Executive Vice President
and Chief Financial Officer

Exhibit Index

Exhibit
10.1	Form of Employment Agreement by and among Steven M. Cavanaugh, Heartland Employment Services, LLC, and Manor Care, Inc.
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002