Form 10-Q
period 2006-06-30
MANOR CARE INC
filed 2006-08-04
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2006.
Common stock, $0.01 par value — 73,661,336 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets

Current assets:
Cash and cash equivalents	$12,257	$12,293
Receivables, less allowances for doubtful accounts of $57,549 and $60,726, respectively	516,093	494,620
Prepaid expenses and other assets	27,651	24,416

Total current assets	556,001	531,329

Property and equipment, net of accumulated depreciation of $878,844 and $812,707, respectively	1,484,747	1,484,475
Goodwill	132,756	103,357
Intangible assets, net of amortization of $1,490 and $3,309, respectively	15,554	20,012
Other assets	198,048	200,061

Total assets	$2,387,106	$2,339,234

Liabilities And Shareholders’ Equity

Current liabilities:
Accounts payable	$115,184	$112,952
Employee compensation and benefits	156,811	157,002
Accrued insurance liabilities	108,908	108,275
Income tax payable	37,889	4,936
Other accrued liabilities	59,749	62,938
Deferred income taxes	985	3,633
Long-term debt due within one year	8,600	25,435

Total current liabilities	488,126	475,171

Long-term debt	956,669	707,666
Deferred income taxes	88,618	102,919
Other liabilities	284,118	279,755

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	396,683	364,845
Retained earnings	1,363,957	1,319,162
Accumulated other comprehensive loss	(978)	(978)

	1,760,772	1,684,139

Less treasury stock, at cost (37.4 and 32.3 million shares, respectively)	(1,191,197)	(910,416)

Total shareholders’ equity	569,575	773,723

Total liabilities and shareholders’ equity	$2,387,106	$2,339,234

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Revenues	$894,214	$833,759	$1,763,509	$1,712,961
Expenses:
Operating	736,106	694,221	1,459,016	1,428,371
General and administrative	43,792	40,680	95,897	76,946
Depreciation and amortization	36,146	35,629	72,088	69,076
Asset impairment			11,082

	816,044	770,530	1,638,083	1,574,393

Income before other income (expenses) and income taxes	78,170	63,229	125,426	138,568

Other income (expenses):
Interest expense	(7,779)	(10,216)	(14,919)	(20,332)
Gain (loss) on sale of assets	(217)	663	(159)	209
Equity in earnings of affiliated companies	2,001	1,455	3,587	2,823
Interest income and other	393	714	1,228	1,073

Total other expenses, net	(5,602)	(7,384)	(10,263)	(16,227)

Income before income taxes	72,568	55,845	115,163	122,341
Income taxes	27,017	17,766	42,607	43,899

Income before cumulative effect	45,551	38,079	72,556	78,442
Cumulative effect of change in accounting principle, net of tax			(2,476)

Net income	$45,551	$38,079	$70,080	$78,442

Earnings per share — basic:
Income before cumulative effect	$.60	$.44	$.94	$.91
Cumulative effect			(.03)

Net income	$.60	$.44	$.90 (a)	$.91

Earnings per share — diluted:
Income before cumulative effect	$.58	$.43	$.91	$.89
Cumulative effect			(.03)

Net income	$.58	$.43	$.88	$.89

Weighted-average shares:
Basic	76,277	86,391	77,593	86,280
Diluted	78,489	88,125	79,658	87,923

Cash dividends declared per common share	$.16	$.15	$.32	$.30

(a)	Doesn’t add due to rounding
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$70,080	$78,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,088	69,076
Asset impairment and other non-cash charges	15,050
Stock option and restricted stock compensation	11,338	2,308
Provision for bad debts	27,658	14,974
Deferred income taxes	(16,949)	(4,958)
Net (gain) loss on sale of assets	159	(209)
Equity in earnings of affiliated companies	(3,587)	(2,823)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(51,868)	(55,439)
Prepaid expenses and other assets	2,686	6,716
Liabilities	21,866	42,068

Total adjustments	78,441	71,713

Net cash provided by operating activities	148,521	150,155

Investing Activities
Investment in property and equipment	(69,287)	(64,776)
Investment in systems development	(1,424)	(883)
Investment in partnership	(6,185)
Acquisitions	(19,298)
Proceeds from sale of assets	40	1,403

Net cash used in investing activities	(96,154)	(64,256)

Financing Activities
Net repayments under revolving credit facility	(16,800)
Proceeds from issuance of senior notes	250,000
Principal payments of long-term debt	(1,032)	(924)
Payment of financing costs	(5,547)	(500)
Purchase of common stock for treasury	(270,634)	(13,394)
Dividends paid	(25,268)	(25,884)
Proceeds from exercise of stock options	7,651	8,551
Excess tax benefits from share-based payment arrangements	9,227

Net cash used in financing activities	(52,403)	(32,151)

Net increase (decrease) in cash and cash equivalents	(36)	53,748
Cash and cash equivalents at beginning of period	12,293	32,915

Cash and cash equivalents at end of period	$12,257	$86,663

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited and Restated)
Note 1 — Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
At June 30, 2006, the Company operated 276 skilled nursing facilities, 65 assisted living facilities, 115 hospice and home health offices, and 94 outpatient therapy clinics.
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)

Balance at January 1, 2006	$11,045	$36,384	$55,928	$103,357
Goodwill from acquisitions	438	18,329	10,632	29,399

Balance at June 30, 2006	$11,483	$54,713	$66,560	$132,756

Insurance Liabilities
At June 30, 2006 and December 31, 2005, the workers’ compensation liability consisted of short-term reserves of $21.0 million and $20.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $39.5 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $6.7 million and $13.0 million for the three and six months ended June 30, 2006, respectively, and $6.8 million and $16.8 million for the three and six months ended June 30, 2005, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 7 for discussion of the Company’s general and professional liability.
Stock-Based Compensation
Compensation costs subject to graded vesting based on a service condition are amortized to expense on the straight-line method.
New Accounting Standard
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the impact of adopting FIN 48.
Reclassification
Certain reclassifications affecting long-term debt due within one year and long-term debt have been made in the 2005 financial statements to conform with the 2006 presentation.
Note 2 — Asset Impairment
During the Company’s quarterly review of long-lived assets in the first quarter of 2006, management determined that its medical transcription business should be written down by $11.1 million ($7.0 million after tax or $.09 per share) based on its estimated realizable value. During March, the Company was notified that its largest medical transcription customer would not agree to a price increase, which was one requirement in order to make this a profitable business. As a result, the Company decided to exit this business and is in discussions with a third party to evaluate alternatives. The transcription business is not included in the Company’s reportable segments.

Note 3 — Debt
Debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)

Revolving credit facility	$6,000	$22,800
Senior Notes, 6.25%, due May 1, 2013 (1)	199,573	199,542
Convertible Senior Notes:
2.125%, due April 15, 2023: (2)
Old Notes	6,552	6,552
New Notes	93,433	93,433
2.125%, due August 1, 2035 (3)	400,000	400,000
2.0%, due June 1, 2036	250,000
Other debt	3,601	3,914
Capital lease obligations	6,110	6,860

	965,269	733,101
Less amounts due within one year	8,600	25,435

Long-term debt	$956,669	$707,666

(1)	Net of discount

(2)	Interest rate increased to 2.625% from August 20, 2003 through December 31, 2008

(3)	Interest rate will decrease to 1.875% after August 1, 2010
In June 2006, the Company amended its five-year $300 million revolving credit facility. The amended credit facility changed the existing credit facility, primarily, by (1) increasing the unsecured credit by $100 million to $400 million with the uncommitted option to increase the facility by up to an additional $100 million (accordion feature), (2) changing the expiration date from May 27, 2010 to June 22, 2011 and (3) lowering the interest rate margin and facility fee. As of June 30, 2006, there was $6.0 million outstanding under this facility and after consideration of usage for letters of credit, there was $347.0 million plus the accordion feature available for future borrowing.
In May 2006, the Company issued $250 million principal amount of 2.0% convertible senior notes due in 2036 (the 2036 Notes) in a private placement. Starting with the six-month period beginning June 1, 2013, the Company may be obligated to pay contingent interest to the holders of the 2036 Notes under certain circumstances. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material. The Company intends to register the Notes with the Securities and Exchange Commission. The Notes are guaranteed by substantially all of the Company’s subsidiaries.

The 2036 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 20.0992 shares per $1,000 principal amount of 2036 Notes (which represents an initial conversion price of approximately $49.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 130 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the Notes for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the 2036 Notes decline to certain levels. In general, upon conversion of a note, a holder will receive cash equal to the lesser of the principal amount of the note or the conversion value of the note and common stock of the Company for any conversion value in excess of the principal amount.
The Company may redeem the 2036 Notes at its option on or after June 1, 2013 for cash at 100 percent of the principal amount. The holders of the 2036 Notes may require the Company to purchase all or a portion of their notes on June 1, 2013 or if certain fundamental changes occur, in each case at a repurchase price in cash equal to 100 percent of the principal amount of the repurchased 2036 Notes.
The initial net proceeds from the issuance of the 2036 Notes were $244.6 million, after deducting fees and expenses. The Company used the net proceeds to purchase its common stock (a portion of which was completed under an accelerated share repurchase agreement, as discussed in Note 4).
Note 4 — Stock Purchase
As of March 31, 2006, the Company had remaining authority to purchase $135.9 million of its common stock. On May 10, 2006, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2007. The Company purchased 5.6 million shares during the second quarter of 2006 for $265.6 million, including 2.0 million shares as part of an accelerated share repurchase (ASR) agreement described below. At June 30, 2006, the Company had remaining unused repurchase authority of $170.3 million.
In May 2006, the Company purchased 2.0 million shares of its common stock under an ASR agreement with an investment bank for an aggregate cost of $99.9 million. The agreement allowed the Company to repurchase the shares immediately, while the investment bank will purchase the shares in the market over time. The ASR agreement is subject to a market price adjustment based on the volume-weighted average price during the contract period, which is subject to an upper and lower limit. The agreement is expected to be completed in the third quarter of 2006. At settlement, the Company may receive a price adjustment of up to 0.3 million shares of its common stock. The ASR agreement was classified as equity, and the market price adjustment will be recorded in shareholders’ equity at the time of settlement.

Note 5 — Stock-Based Compensation
The Company has a stock plan (Equity Plan) that was approved by shareholders, as explained more fully below. Under the Equity Plan, the Company has issued non-qualified stock options, restricted stock (time- and performance-vested) and restricted stock units. The Company has another plan under which it awards cash-settled stock appreciation rights (SARs). Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). The Company recognized stock-based compensation expense for all awards in its results of operations, except for stock options. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of FASB Statement 123R, “Share-Based Payment” (Statement 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes:
•	Compensation cost for restricted stock or restricted stock units granted prior to January 1, 2006, but not yet vested, and any new awards after January 1, 2006. The grant-date fair value is based on the stock price close on the day prior to grant.

•	Compensation cost for stock options granted prior to January 1, 2006, but not yet vested, and any new awards. The grant-date fair value is determined under the Black-Scholes option valuation model.

•	Compensation cost for SARs outstanding at January 1, 2006 based on the fair-value calculation every quarter using the Black-Scholes option valuation model.

•	The difference between the SAR liability measured under the intrinsic-value method in accordance with Statement 123 versus the fair-value method under Statement 123R was recorded as a one-time cumulative effect as of January 1, 2006. The Company’s SAR liability increased $4.0 million ($2.5 million after tax or $.03 per share) as a result of the fair-value calculation using the Black-Scholes option valuation model. When the SAR is cash-settled, the Company adjusts its expense to the intrinsic value.
Based on our method of adoption, the Company has not restated its stock-based compensation expense recorded in prior years. In the first half of 2006 and 2005, the Company’s income statement included compensation cost related to these plans of $19.1 million and $7.9 million, respectively, and an income tax benefit of $5.9 million and $2.5 million, respectively, excluding the cumulative effect as previously discussed.
As a result of adopting Statement 123R, the Company’s pretax income for the first half of 2006 was lower by $3.0 million ($1.9 million after tax or $.02 per share), due to expensing its stock options. Prior to adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of its stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax deductions) to be classified as financing cash flows. The $9.2 million of excess tax benefits classified as a financing cash flow for the first half of 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123R.
The following table illustrates the effect on net income and earnings per share in the first quarter and half of 2005 as if the Company had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation for its options. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately, which resulted in pro forma expense, net of tax, of $4.2 million. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three-year vesting were accelerated to vest immediately. The accelerated vesting of prior-year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million, as included in the table below. The Company accelerated the vesting of the prior-year awards in order to avoid compensation expense when Statement 123R was adopted.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except earnings per share)

Net income — as reported	$38,079	$78,442
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,375)	(10,376)

Net income — pro forma	$35,704	$68,066

Earnings per share — as reported:
Basic	$.44	$.91
Diluted	$.43	$.89

Earnings per share — pro forma:
Basic	$.41	$.79
Diluted	$.40	$.77
Plan Information
The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to key employees, consultants and directors. A maximum of 10,000,000 shares of common stock are authorized for issuance under the Equity Plan, with no more than 3,750,000 shares to be granted as restricted stock. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan and key senior management employee restricted stock plan. Under the Equity Plan, there were 4.9 million shares available for future awards at June 30, 2006, excluding performance-vested awards that have not been issued. Generally, the Company uses treasury shares when issuing shares for equity awards.
As of June 30, 2006, there was $23.7 million of total unrecognized compensation cost related to nonvested awards. The awards include stock options, restricted stock and restricted stock units but exclude performance-vested restricted stock and SARs. The cost is expected to be recognized over a weighted-average period of 5.3 years. Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings of the option exercise or restricted stock had a value of $35.6 million for the first half of 2006. The cash received for the exercise of stock options was $7.7 million for the first half of 2006.
     Stock Options. The exercise price of each option equals the market close price of the Company’s stock on the day prior to date of grant. An option’s maximum term is 10 years for prior to 2006 awards and seven years for 2006 awards. For all nonvested options, the options cliff vest in three years with the exception that an employee eligible for normal retirement has a one-year cliff vesting period. Dividends are not paid on unexercised options.
The following table summarizes activity in the Company’s stock option plans for the first half of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	5,126,194	$27.89
Granted	615,398	40.06
Forfeited	(3,750)	30.50
Exercised	(1,312,129)	24.89

Outstanding at June 30, 2006	4,425,713	30.48	5.2	$72,776

Exercisable at June 30, 2006	3,975,713	29.47	5.1	$69,357

The outstanding options are the options that are expected to vest. During the first half of 2006, 215,398 options were granted under the reload feature, and the fair value was expensed immediately because the options were exercisable on the date of grant. The weighted-average grant-date fair value of options granted in the first half of 2006 was $9.59 using the Black-Scholes option valuation model with the following assumptions: weighted-average expected volatility 29 percent (range of 24-33 percent), weighted-average expected term 3.6 years, dividend yield 1.6 percent and risk-free rate range of 4.5-4.6 percent. The expected volatility was based on historical volatility of the Company’s daily stock price close over a specified period. The expected term was based on the historical exercise patterns, if available, for each option award. The Company granted 984,518 options in the first half of 2005 with a weighted-average grant-date fair value of $11.42. The total intrinsic value of options exercised during the first quarter of 2006 was $24.5 million.
     Restricted Stock. In the first half of 2006, the non-management members of the Company’s Board of Directors were issued 15,400 restricted shares with a grant-date fair value of $45.06, which vest at retirement. In the first half of 2005, non-management directors and certain executive officers were issued 286,090 restricted shares with a weighted-average grant-date fair value of $35.43. The holders of restricted stock are paid cash dividends that are not forfeitable.
The following table summarizes restricted stock activity for the first half of 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Restricted stock at Dec. 31, 2005	999,489	$20.40
Issue of performance-vested	95,737	39.77
Issue of time-vested	15,400	45.06
Restrictions lapse due to retirement	(296,816)	16.71
Delivered for tax withholdings	(38,687)	37.79

Restricted stock at June 30, 2006	775,123	23.83

The 2005 performance-vested restricted stock awards were issued upon certification, as discussed below, but remain restricted until retirement. The compensation expense related to time-vested restricted stock issued prior to 2006 is amortized based on the specified vesting period or up to the employee’s expected retirement date, as stated in the agreement. If an employee retires before the expected retirement date, it would require an acceleration of any remaining unrecognized compensation expense. During the first half of 2006, the Company continued its acceleration of the amortization of compensation expense related to certain awards based on the announcement in the fourth quarter of 2005 of certain employees’ actual retirement dates. Since the Company adopted Statement 123R, any new or modified retirement date vested awards after December 31, 2005 are required to be amortized up to the employee’s retirement eligible date. During the second quarter of 2006, the non-management directors were issued restricted stock valued at $0.7 million, which was immediately expensed. The Company recorded compensation expense for time-vested restricted stock of $3.8 million and $1.5 million in the first half of 2006 and 2005, respectively. If the Company had recorded the expense based on the specified vesting period or up to the employees’ retirement eligible dates, the Company would have expensed $0.8 million and $9.1 million for the first half of 2006 and 2005, respectively.

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
The following table summarizes restricted stock units, excluding dividend equivalents, for the first half of 2006:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value
Restricted units at Dec. 31, 2005	97,300	$37.05
Granted	192,600	39.64
Forfeited	(5,350)	37.77

Restricted units at June 30, 2006	284,550	38.79

     Cash-Settled Stock Appreciation Rights. The Company changed from valuing its SARs from intrinsic value to fair value. Excluding the cumulative effect, the amount expensed for the first half is not materially different from the amount that would have been expensed under the intrinsic-value method. The SARs have a three-year cliff vest and a maximum term of 10 years. Substantially all of the outstanding SARS are expected to vest. During the first half of 2006, SAR payments were $9.9 million. Management doesn’t anticipate granting any additional SARs.

The following table summarizes SAR activity for the first half of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of SARs	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	1,587,050	$25.76
Forfeited	(50,400)	31.99
Exercised	(432,575)	18.58

Outstanding at June 30, 2006	1,104,075	28.29	7.1	$20,564

Exercisable at June 30, 2006	408,200	17.32	5.9	$12,082

Note 6 — Revenues
Revenues for certain health care services are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)

Skilled nursing and assisted living services	$746,995	$704,021	$1,478,937	$1,453,489
Hospice and home health services	115,345	97,482	220,145	192,813
Rehabilitation services (excludes intercompany revenues)	24,077	24,576	48,926	49,372
Other services	7,797	7,680	15,501	17,287

	$894,214	$833,759	$1,763,509	$1,712,961

Note 7 — Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At June 30, 2006, the Company had $4.8 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At June 30, 2006, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2006 and December 31, 2005, the general and professional liability consisted of short-term reserves of $61.5 million and $61.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $114.5 million and $118.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $17.9 million and $35.9 million for the three and six months ended June 30, 2006, respectively, and $18.2 million and $36.4 million for the three and six months ended June 30, 2005, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

Note 8 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS — income before cumulative effect	$45,551	$38,079	$72,556	$78,442
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	27	29	54	55

Numerator for diluted EPS	$45,578	$38,108	$72,610	$78,497

Denominator:
Denominator for basic EPS — weighted-average shares	76,277	86,391	77,593	86,280
Effect of dilutive securities:
Stock options	968	1,080	959	1,063
Restricted stock or units	53		36
Convertible Senior Notes	1,191	654	1,070	580

Denominator for diluted EPS — adjusted for weighted-average shares and assumed conversions	78,489	88,125	79,658	87,923

EPS — Income before cumulative effect:
Basic	$.60	$.44	$.94	$.91
Diluted	$.58	$.43	$.91	$.89
Options to purchase 0.6 million shares of the Company’s common stock in the first half of 2005 were not included in the computation of diluted EPS because the options’ average exercise price of $38 was greater than the average market price of the common shares.
The Company’s $250 million convertible senior notes due in 2036 and the warrants related to its $400 million convertible senior notes due in 2035 are not included in the computation of diluted EPS because the 2036 Notes’ conversion price of $49.75 and the warrants’ initial conversion price of $59.66 were greater than the average market price of the common shares.

Note 9 — Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)

Service cost	$484	$430	$1,592	$859
Interest cost	1,170	989	2,205	1,979
Expected return on plan assets	(1,180)	(1,184)	(2,225)	(2,367)
Amortization of unrecognized transition asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	679	491	1,169	981
Amortization of net loss	356	235	605	470

Net pension cost	$1,497	$949	$3,322	$1,898

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

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)

Three months ended June 30, 2006
Revenues from external customers	$746,995	$115,345	$31,874	$894,214
Intercompany revenues			27,330	27,330
Depreciation and amortization	34,324	791	1,031	36,146
Operating margin	138,539	18,517	1,052	158,108

Three months ended June 30, 2005
Revenues from external customers	$704,021	$97,482	$32,256	$833,759
Intercompany revenues			25,741	25,741
Depreciation and amortization	32,451	797	2,381	35,629
Operating margin	121,680	14,816	3,042	139,538

Six months ended June 30, 2006
Revenues from external customers	$1,478,937	$220,145	$64,427	$1,763,509
Intercompany revenues			56,349	56,349
Depreciation and amortization	68,105	1,500	2,483	72,088
Operating margin	265,526	34,881	4,086	304,493

Six months ended June 30, 2005
Revenues from external customers	$1,453,489	$192,813	$66,659	$1,712,961
Intercompany revenues			45,390	45,390
Depreciation and amortization	64,160	1,570	3,346	69,076
Operating margin	251,193	27,267	6,130	284,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
     Federal Medicare Payment Legislation. On July 27, 2006, the Centers for Medicare & Medicaid Services, or CMS, announced a market basket increase of 3.1 percent effective October 1, 2006 for our skilled nursing facilities.
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first half of 2006 with the first half of 2005, the number of new claims is similar, and our average settlement cost per claim is down. Our accrual rate for current claims is $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in the first half of 2006 decreased in comparison to the prior-year period. As a result, our workers’ compensation expense decreased $0.1 million for the second quarter of 2006 and $3.8 million for the first half of 2006 in comparison to prior-year periods. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations —
Quarter and Year-To-Date June 30, 2006 Compared with June 30, 2005
     Revenues — Quarter. Our revenues increased $60.5 million, or 7 percent, from the second quarter of 2005. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $43.0 million, or 6 percent, due to increases in rates/patient mix of $37.3 million and occupancy of $14.4 million that were partially offset by a decrease in capacity of $8.7 million. Our revenues from the hospice and home health segment increased $17.9 million, or 18 percent, primarily from an increase in the number of patients utilizing our hospice services.
     Revenues — First Half. Our revenues in the first half of 2006 increased $50.5 million, or 3 percent, compared with the first half of 2005. Our revenues increased $103.2 million, or 6 percent, when excluding $52.7 million of prior-year revenues associated with provider assessments for several states, including Pennsylvania, in the first quarter of 2005. See explanation below on how revenues and expenses are affected by provider assessments.
The Medicaid program is financed jointly by the federal government and the states. Under federal law, the states’ share of Medicaid costs generally must be financed from state or local public funds. However, the federal government provides additional federal matching funds to the states for Medicaid reimbursement purposes based partly on provider assessments. Implementation of a provider assessment plan requires approval by CMS in order to qualify for the federal matching funds. These plans usually take the form of a bed tax or quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the assessment to pay increased reimbursement rates to the providers, which often include repayment of a portion of the provider assessment based on the provider’s percentage of Medicaid patients. In January 2005, CMS approved the Pennsylvania provider assessment which was retroactive to July 1, 2003. The provider assessment is recorded in operating expenses. The associated Medicaid rate increase is recorded in revenues.
Revenues from our long-term care segment, excluding the prior-year revenues associated with provider assessments, increased $78.1 million, or 6 percent, due to increases in rates/patient mix of $75.7 million and occupancy of $22.5 million that were partially offset by a decrease in capacity of $20.1 million. Our revenues from the hospice and home health segment increased $27.3 million, or 14 percent, primarily from an increase in the number of patients utilizing our hospice services.

     Revenue Factors — Quarter and First Half. Our average rates per day for the long-term care segment were as follows:

	Second Quarter			First Half
	2006	2005	Increase	2006	2005	Increase
Medicare	$382.31	$355.26	8%	$378.95	$353.87	7%
Medicaid	$151.52	$146.97	3%	$151.15	$146.53	3%
Private and other (skilled only)	$228.00	$213.17	7%	$225.89	$212.38	6%
We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of the add-on payments and the new patient classification refinements. Our average Medicare rate for the first half of 2006 was equal to our fourth-quarter rate because of the continuing shift to higher-acuity and higher-rate-category patients. Our average Medicaid rate excluded prior-period revenues. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.
Our occupancy levels were as follows:

	Second Quarter		First Half
	2006	2005	2006	2005
Total	89%	88%	90%	88%
Skilled nursing facilities	90%	88%	90%	89%
The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 70 percent for the second quarter of 2005 and 71 percent for the first half of 2005 to 72 percent for the second quarter and first half of 2006.
Our bed capacity declined between the second quarters and first halves of 2005 and 2006 primarily because of the divestiture of four facilities in 2005.
     Operating Expenses — Quarter. Our operating expenses in the second quarter of 2006 increased $41.9 million, or 6 percent, compared with the second quarter of 2005.
Operating expenses from our long-term care segment increased $26.1 million, or 4 percent, between the second quarters of 2005 and 2006. The largest portion of the operating expense increase of $10.6 million related to labor costs. Our average wage rate increased 4 percent compared with the second quarter of 2005. The other significant operating expense increases included ancillary costs, excluding internal labor, of $5.6 million and bad debt expense of $8.7 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Bad debt expense has increased primarily due to an increase in our aging of accounts receivable.

Our operating expenses from our hospice and home health segment increased $14.2 million, or 17 percent, between the second quarters of 2005 and 2006. The increase in our costs was directly related to the growth in our business. The increase related to labor costs of $7.0 million, other nursing care costs, including medical equipment and supplies, of $3.0 million and ancillary costs, including pharmaceuticals, of $1.7 million.
     Operating Expenses — First Half. Our operating expenses in the first half of 2006 increased $30.6 million, or 2 percent, compared with the first half of 2005. Our operating expenses increased $77.5 million, or 6 percent, when excluding the retroactive prior-year provider assessments of $46.9 million for several states, including Pennsylvania, that were recorded in the first quarter of 2005. See discussion of provider assessments in the Revenues section.
Excluding the prior-year provider assessments in 2005, operating expenses from our long-term care segment increased $58.0 million, or 5 percent, between the first halves of 2005 and 2006. The largest portion of the operating expense increase of $19.9 million related to labor costs. The other significant operating expense increases included ancillary costs, excluding internal labor, of $14.7 million and bad debt expense of $13.6 million.
Our operating expenses from our hospice and home health segment increased $19.7 million, or 12 percent. The increase related to labor costs of $10.9 million, other nursing care costs, including medical equipment and supplies, of $4.9 million and ancillary costs, including pharmaceuticals, of $2.0 million.
     General and Administrative Expenses. Our general and administrative expenses increased $3.1 million and $19.0 million from the second quarters and first halves of 2005 and 2006, respectively. The costs associated with our stock-based compensation, deferred compensation plans and non-qualified benefit plans increased $1.6 million and $12.3 million, respectively. Our 2006 first-quarter expense was higher than normal because of our stock price increase of over 11 percent, stock option grants that vested immediately as a result of an option reload feature, and executives retiring that accelerated the amortization of restricted stock expense. Our 2005 second-quarter expense was higher than normal because of a 9 percent increase in our stock price, which offset some of our 2006 second-quarter increase on a comparative basis. The remaining increases related to wages, costs associated with new computer systems and other inflationary costs. See Note 5 to the consolidated financial statements for additional discussion of stock-based compensation.
     Depreciation and Amortization. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in the second quarter of 2005. See Note 1 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2005 for further discussion. Excluding the leasehold improvement adjustment, our depreciation increased $2.1 million and $4.6 million from the second quarters and first halves of 2005 and 2006, respectively, because of the completion of new construction projects and renovations to existing facilities.

     Asset Impairment. During the first quarter of 2006, we wrote down our assets by $11.1 million ($7.0 million after tax or $.09 per share) related to our transcription business as explained in Note 2 to the consolidated financial statements.
     Interest Expense. Interest expense decreased $2.4 million and $5.4 million from the second quarters and first halves of 2005 and 2006, respectively, because of lower interest rates partially offset by higher debt levels. In May 2006, we issued $250 million principal amount of 2.0% convertible senior notes due in 2036. See Note 3 to the consolidated financial statements for additional discussion of our debt issuance.
     Income Taxes. Our effective tax rate was 37.2 percent in the second quarter of 2006 compared with 31.8 percent in the second quarter of 2005. Our effective tax rate in the second quarter of 2005 was lower because of a decrease in our deferred tax rate. Ohio tax legislation enacted in June 2005 to phase out the Ohio Franchise tax and phase in the Ohio Commercial Activity tax reduced our tax expense by $2.9 million, or $.03 per share.
     Cumulative Effect of Change in Accounting Principle. The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax or $.03 per share) was a result of the adoption of Statement 123R, as discussed in Note 5 to the consolidated financial statements.
Financial Condition — June 30, 2006 and December 31, 2005
Income tax payable increased due to the deferral of tax payments to future quarters.
Long-term debt due within one year decreased because the loans outstanding under our revolving credit facility declined from $22.8 million at December 31, 2005 to $6.0 million at June 30, 2006.
Long-term debt increased as a result of the issuance of $250 million of convertible senior notes.
Liquidity and Capital Resources
     Cash Flows. During the first half of 2006, we satisfied our cash requirements primarily with cash generated from operating activities and issuance of convertible senior notes. We used the cash principally for capital expenditures, acquisitions, the purchase of our common stock, the payment of debt and the payment of dividends. Cash flows from operating activities were $148.5 million for the first half of 2006 compared with $150.2 million for the first half of 2005. Our operating cash flows in 2006 included an increase in accounts receivable due to delay in the payment by certain states of our Medicaid reimbursement, as well as increases in certain liabilities due to timing of payments. Our operating cash flows in 2005 included Medicare settlement payments of $31.9 million related to the former Manor Care home office cost reports for 1997 through 1999, which are recorded as receivables and are under appeal.

     Investing Activities. Our expenditures for property and equipment of $69.3 million in the first half of 2006 included $27.2 million to construct new facilities and expand existing facilities. We opened our first freestanding hospice facility in the second quarter of 2006. We purchased one hospice and one rehabilitation business in the first half of 2006. We also invested additional funds in our pharmacy partnership.
     Debt Agreements. In June 2006, we amended our five-year $300 million revolving credit facility. The amendment increased our unsecured credit by $100 million to $400 million while maintaining our uncommitted option to increase the facility by up to an additional $100 million (accordion feature). The amendment also extended the expiration date to June 22, 2011 and lowered the interest rate margin and facility fee. As of June 30, 2006, there was $6.0 million outstanding under this facility. After consideration of usage for letters of credit, there was $347.0 million plus the accordion feature available for future borrowing.
In May 2006, we issued $250 million of 2.0% convertible senior notes due 2036. The initial net proceeds were $244.6 million, after deducting fees and expenses. We used the net proceeds to purchase our common stock, as discussed below. See Note 3 to the consolidated financial statements for further discussion of our debt issuance.
The holders of our $100 million Convertible Senior Notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of June 30, 2006. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
In addition, the holders of the $93.4 million principal amount of New Notes, the $400 million principal amount of 2.125% Convertible Senior Notes and the $250 million principal amount of 2.0% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events, which we currently view as remote. We are required to satisfy the principal value in cash upon conversion or repurchase.
     Stock Purchase. At December 31, 2005, we had remaining authority to purchase $40.9 million of our common stock. In January 2006, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2006. In May 2006, our Board authorized an additional $300 million to purchase our common stock through December 31, 2007. With these authorizations, we purchased 5.7 million shares in the first half of 2006 for $270.6 million, including 2.0 million shares as part of an accelerated share repurchase agreement. As of June 30, 2006, we had $170.3 million remaining authority to repurchase our shares. See Note 4 for additional discussion of our accelerated share repurchase agreement. We may use the shares for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On July 28, 2006, we announced that the Company will pay a quarterly cash dividend of 16 cents per share to shareholders of record on August 14, 2006. This dividend will approximate $11.8 million and is payable August 28, 2006. We intend to declare and pay regular quarterly cash dividends; however, there can be no assurance that any dividends will be declared, paid or increased in the future.
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
Cautionary Statement Concerning Forward-Looking Statements
This report may include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “predict,” “project” and “will be” and similar words or phrases, or the negative thereof.
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
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2005. In May 2006, we issued $250 million of 2.0% convertible senior notes due 2036.
The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates. We assume the holders of our $100 million and $400 million convertible senior notes will not require us to redeem or convert the notes through 2010, and we do not expect to redeem them in 2010. Therefore, we have included both of these notes in the Thereafter column.
The following table provides information about our significant interest rate risk at June 30, 2006:

	Expected Maturity Dates
								Fair Value June 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt						$949,985	$949,985	$1,057,605
Average interest rate						3.0%	3.0%

Variable-rate debt	$6,000						$6,000	$6,000
Average interest rate	(1)						(1)

(1)	The weighted-average interest rate on loans under the revolving credit facility was 8.25 percent at June 30, 2006. We can borrow under the revolving credit facility, at our option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates on either a fixed- or floating-rate basis, at our option. Revolving borrowings will bear interest at variable rates that reflect, at our option, the agent bank’s base lending rate or an increment over Eurodollar indices, which ranges from 0.275 to 0.50 percent per annum, depending on our leverage ratio, as defined in the revolving credit facility.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There were no changes in our internal control over financial reporting in the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
See Note 7 — Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to stock repurchased by the Company during the second quarter of 2006:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
			Announced Plans or	Purchased Under the
	Total Number of	Average Price Paid	Programs	Plans or Programs
Period	Shares Purchased	per Share	(1)	(1)
4/1/06-4/30/06				$135,868,633
5/1/06-5/31/06 (2)	5,623,441	$47.23	5,623,441	$170,275,747
6/1/06-6/30/06				$170,275,747

Total	5,623,441	$47.23	5,623,441

(1)	The Company’s Board of Directors authorized the following share repurchase programs:

	Amount
Date	Approved	Expiration
Announced	(in millions)	Date
July 22, 2005	$300	December 31, 2006
January 27, 2006	$100	December 31, 2006
May 10, 2006	$300	December 31, 2007

(2)	In May 2006, the Company purchased 2.0 million shares of its common stock under an accelerated share repurchase agreement. See Note 4 to the consolidated financial statements for additional discussion.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 9, 2006 the stockholders voted to elect the following directors: a) Mary Taylor Behrens, b) Joseph F. Damico, c) John T. Schwieters, d) Richard C. Tuttle, e) M. Keith Weikel, f) Gail R. Wilensky and g) Thomas L. Young. All directors were approved. The votes were as follows:

Item	For	Withheld	Not Voted
a	72,366,979	1,684,719	4,947,874
b	72,249,375	1,802,323	4,947,874
c	72,208,751	1,842,947	4,947,874
d	73,549,352	502,346	4,947,874
e	73,551,623	500,075	4,947,874
f	72,737,347	1,314,351	4,947,874
g	71,202,738	2,848,960	4,947,874

Item 5.	Other Information.
None

Item 6.	Exhibits.

S-K Item
601 No.
4.1	Second Amendment, dated as of June 22, 2006, to the Credit Agreement dated as of May 27, 2005 (as amended by the First Amendment, dated as of August 3, 2005), among Manor Care, Inc., as the Borrower, and the lenders party thereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on June 23, 2006 and incorporated herein by reference)

4.2	Indenture, dated May 17, 2006, between Manor Care, Inc. the Subsidiary Guarantors and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

4.3	Registration Rights Agreement, dated May 17, 2006, among Manor Care, Inc., the Guarantors and the Initial Purchasers named therein (filed as Exhibit 4.3 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Purchase Agreement, dated May 11, 2006, among Manor Care, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

99.2	Accelerated Share Repurchase Agreement, dated May 25, 2006, among Manor Care, Inc. and Merrill Lynch Financial Markets, Inc. (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on May 26, 2006 and incorporated herein by reference)

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)
Date August 4 , 2006	By	/s/ Steven M. Cavanaugh
Steven M. Cavanaugh, Vice President and Chief Financial Officer

Exhibit Index

Exhibit
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002