Form 10-Q
period 2006-09-30
MANOR CARE INC
filed 2006-11-03
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2006.
Common stock, $0.01 par value – 73,951,397 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$15,299	$12,293
Receivables, less allowances for doubtful accounts of $65,593 and $60,726, respectively	594,763	494,620
Prepaid expenses and other assets	23,958	24,416
Deferred income taxes	9,221

Total current assets	643,241	531,329

Property and equipment, net of accumulated depreciation of $912,945 and $812,707, respectively	1,483,989	1,484,475
Goodwill	132,756	103,357
Intangible assets, net of amortization of $1,675 and $3,309, respectively	15,369	20,012
Other assets	199,218	200,061

Total assets	$2,474,573	$2,339,234

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$114,978	$112,952
Employee compensation and benefits	167,070	157,002
Accrued insurance liabilities	113,292	108,275
Income tax payable	23,923	4,936
Other accrued liabilities	55,692	62,938
Deferred income taxes		3,633
Long-term debt due within one year	44,220	25,435

Total current liabilities	519,175	475,171

Long-term debt	956,209	707,666
Deferred income taxes	95,214	102,919
Other liabilities	287,868	279,755

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	403,032	364,845
Retained earnings	1,398,664	1,319,162
Accumulated other comprehensive loss	(978)	(978)

	1,801,828	1,684,139
Less treasury stock, at cost (37.0 and 32.3 million shares, respectively)	(1,185,721)	(910,416)

Total shareholders’ equity	616,107	773,723

Total liabilities and shareholders’ equity	$2,474,573	$2,339,234

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues	$915,515	$840,279	$2,679,024	$2,553,240
Expenses:
Operating	752,495	688,154	2,211,511	2,116,525
General and administrative	45,437	39,673	141,334	116,619
Depreciation and amortization	36,732	34,592	108,820	103,668
Asset impairment		2,451	11,082	2,451

	834,664	764,870	2,472,747	2,339,263

Income before other income (expenses) and income taxes	80,851	75,409	206,277	213,977

Other income (expenses):
Interest expense	(8,749)	(11,026)	(23,668)	(31,358)
Early extinguishment of debt		(4,053)		(4,053)
Gain (loss) on sale of assets	(125)	17,296	(284)	17,505
Equity in earnings of affiliated companies	971	1,276	4,558	4,099
Interest income and other	203	1,635	1,431	2,708

Total other income (expenses), net	(7,700)	5,128	(17,963)	(11,099)

Income before income taxes	73,151	80,537	188,314	202,878
Income taxes	26,649	30,350	69,256	74,249

Income before cumulative effect	46,502	50,187	119,058	128,629
Cumulative effect of change in accounting principle, net of tax			(2,476)

Net income	$46,502	$50,187	$116,582	$128,629

Earnings per share — basic:
Income before cumulative effect	$.63	$.61	$1.56	$1.52
Cumulative effect			(.03)

Net income	$.63	$.61	$1.53	$1.52

Earnings per share — diluted:
Income before cumulative effect	$.60	$.60	$1.51	$1.49
Cumulative effect			(.03)

Net income	$.60	$.60	$1.48	$1.49

Weighted-average shares:
Basic	73,833	81,699	76,326	84,737
Diluted	77,386	83,651	78,887	86,482

Cash dividends declared per common share	$.16	$.15	$.48	$.45
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2006	2005
	(In thousands)
Operating Activities
Net income	$116,582	$128,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,820	103,668
Asset impairment and other non-cash charges	15,050	2,451
Stock options and restricted stock compensation	14,980	4,819
Early extinguishment of debt		4,053
Provision for bad debts	42,920	23,388
Deferred income taxes	(20,559)	(4,221)
Net (gain) loss on sale of assets	284	(17,505)
Equity in earnings of affiliated companies	(4,558)	(4,099)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(145,800)	(62,567)
Prepaid expenses and other assets	9,771	17,286
Liabilities	17,238	94,747

Total adjustments	38,146	162,020

Net cash provided by operating activities	154,728	290,649

Investing Activities
Investment in property and equipment	(105,759)	(97,137)
Investment in systems development	(2,822)	(1,888)
Investment in partnership	(9,275)
Acquisitions	(19,298)	(7,086)
Proceeds from sale of assets	40	27,909

Net cash used in investing activities	(137,114)	(78,202)

Financing Activities
Net borrowings under revolving credit facility	18,800
Proceeds from issuance of senior notes	250,000	400,000
Principal payments of long-term debt	(1,472)	(101,325)
Payment of financing costs and debt prepayment premium	(5,915)	(13,581)
Net payment of convertible note hedge and warrant option transactions		(53,800)
Purchase of common stock for treasury	(270,634)	(303,571)
Dividends paid	(37,080)	(38,401)
Proceeds from exercise of stock options	14,374	9,185
Excess tax benefits from share-based payment arrangements	17,319

Net cash used in financing activities	(14,608)	(101,493)

Net increase in cash and cash equivalents	3,006	110,954
Cash and cash equivalents at beginning of period	12,293	32,915

Cash and cash equivalents at end of period	$15,299	$143,869

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
At September 30, 2006, the Company operated 276 skilled nursing facilities, 65 assisted living facilities, 114 hospice and home health offices, and 91 outpatient therapy clinics.
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2006	$11,045	$36,384	$55,928	$103,357
Goodwill from acquisitions	438	18,329	10,632	29,399

Balance at September 30, 2006	$11,483	$54,713	$66,560	$132,756

Insurance Liabilities
At September 30, 2006 and December 31, 2005, workers’ compensation liability consisted of short-term reserves of $21.2 million and $20.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $39.0 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $5.6 million and $18.6 million for the three and nine months ended September 30, 2006, respectively, and $5.3 million and $22.1 million for the three and nine months ended September 30, 2005, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 7 for discussion of the Company’s general and professional liability.
Stock-Based Compensation
Compensation costs subject to graded vesting based on a service condition are amortized to expense on the straight-line method.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the impact of adopting FIN 48.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. Management is in the process of evaluating the impact of adopting Statement 157.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” (Statement 158). Statement 158 requires an employer to (1) recognize a plan’s funded status on its consolidated balance sheet, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit costs, (3) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year, and (4) measure a plan’s assets and obligations as of the end of the employer’s fiscal year. Items 1-3 are effective as of December 31, 2006 for the Company. Item 4 is effective for fiscal years ending after December 15, 2008, but the Company already measures its plan assets and obligations as of December 31. There is no change in the income statement recognition of benefit costs. Management is in the process of evaluating the impact of adopting Statement 158.

Reclassification
Certain reclassifications affecting long-term debt due within one year and long-term debt have been made in the 2005 financial statements to conform with the 2006 presentation.
Note 2 – Asset Impairment
During the Company’s quarterly review of long-lived assets in the first quarter of 2006, management determined that its medical transcription business should be written down by $11.1 million ($7.0 million after tax, or $.09 per share) based on its estimated realizable value. During March, the Company was notified that its largest medical transcription customer would not agree to a price increase, adversely affecting the future profitability of this business. As a result, the Company decided to exit this business and is in discussions with a third party to evaluate alternatives. The transcription business is not included in the Company’s reportable segments.
Note 3 – Debt
Debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Revolving credit facility	$41,600	$22,800
Senior Notes, 6.25%, due May 1, 2013 (1)	199,589	199,542
Convertible Senior Notes:
2.125%, due April 15, 2023: (2)
Old Notes	6,552	6,552
New Notes	93,433	93,433
2.125%, due August 1, 2035 (3)	400,000	400,000
2.0%, due June 1, 2036	250,000
Other debt	3,523	3,914
Capital lease obligations	5,732	6,860

	1,000,429	733,101
Less amounts due within one year	44,220	25,435

Long-term debt	$956,209	$707,666

(1)	Net of discount

(2)	Interest rate increased to 2.625% from August 20, 2003 through December 31, 2008

(3)	Interest rate will decrease to 1.875% after August 1, 2010
In June 2006, the Company amended its five-year, $300 million revolving credit facility. The amended credit facility changed the existing credit facility, primarily, by (1) increasing the unsecured credit availability by $100 million to $400 million, with the uncommitted option to increase the facility by up to an additional $100 million (accordion feature), (2) changing the expiration date from May 27, 2010 to June 22, 2011, and (3) decreasing the interest rate margin and facility fee. As of September 30, 2006, $41.6 million was outstanding under this facility, and after consideration of usage for letters of credit, $313.0 million, plus the accordion feature, was available for future borrowing.
In May 2006, the Company issued $250 million principal amount of 2.0% convertible senior notes due in 2036 (the 2036 Notes) in a private placement. Starting with the six-month period beginning June 1, 2013, the Company may under certain circumstances be obligated to pay contingent interest to the holders of the 2036 Notes. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material. The Company registered the Notes with the Securities and Exchange Commission in August 2006. The Notes are guaranteed by substantially all of the Company’s subsidiaries.
The 2036 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 20.0992 shares per $1,000 principal amount of 2036 Notes (which represents an initial conversion price of approximately $49.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 130 percent of the conversion price per share of common stock on such conversion date; (2) if the Company has called the Notes for redemption; (3) upon the occurrence of specified corporate transactions; or (4) if the credit ratings assigned to the 2036 Notes decline to certain levels. In general, upon conversion of a note, a holder will receive (a) cash equal to the lesser of the principal amount of the note or the conversion value of the note and (b) common stock of the Company for any conversion value in excess of the principal amount.
At its option, the Company may redeem the 2036 Notes on or after June 1, 2013 for cash at 100 percent of the principal amount. The holders of the 2036 Notes may require the Company to purchase all or a portion of their notes on June 1, 2013 or if certain fundamental changes occur, in each case at a repurchase price in cash equal to 100 percent of the principal amount of the repurchased 2036 Notes.
The net proceeds from the issuance of the 2036 Notes were $244.3 million, after deducting fees and expenses. The Company used the net proceeds to purchase its common stock (a portion of which purchase was completed under an accelerated share repurchase agreement, as discussed in Note 4).

Note 4 – Stock Purchase
As of December 31, 2005, the Company had remaining authority to purchase $40.9 million of its common stock. In 2006, the Company announced that its Board of Directors authorized management to spend an additional $400 million to purchase common stock. The Company purchased 5.8 million shares during the first nine months of 2006 for $270.6 million, including 2.0 million shares as part of an accelerated share repurchase (ASR) agreement described below. At September 30, 2006, the Company had remaining unused repurchase authority of $170.3 million.
In May 2006, the Company purchased 2.0 million shares of its common stock under an accelerated share repurchase (ASR) agreement with an investment bank for an aggregate cost of $99.9 million. The agreement allowed the Company to repurchase the shares immediately, while the investment bank purchased the shares in the market over time. The ASR agreement was subject to a market price adjustment based on the volume-weighted average price during the contract period, which was subject to an upper and lower limit. At the end of the contract period in September 2006, the Company received a settlement of 76,708 shares of its common stock as a result of the price adjustment. The ASR agreement and related price adjustment were recorded as treasury stock in shareholders’ equity.
Note 5 – Stock-Based Compensation
The Company has a stock plan (Equity Plan) that was approved by shareholders, as explained more fully below. Under the Equity Plan, the Company has issued non-qualified stock options, restricted stock (time- and performance-vested), and restricted stock units. The Company has another plan under which it has awarded cash-settled stock appreciation rights (SARs). Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). The Company recognized stock-based compensation expense for all awards in its results of operations, except for stock options. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (Statement 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes:
•	Compensation cost for restricted stock or restricted stock units granted prior to January 1, 2006, but not yet vested, and any new awards after January 1, 2006. The grant-date fair value is based on the market closing stock price on the day prior to grant.

•	Compensation cost for stock options granted prior to January 1, 2006, but not yet vested, and any new awards after that date. The grant-date fair value is determined under the Black-Scholes option valuation model.

•	Compensation cost for SARs outstanding at January 1, 2006 based on the fair-value calculation every quarter using the Black-Scholes option valuation model.

•	The difference between the SAR liability measured under the intrinsic-value method in accordance with Statement 123 versus the fair-value method under Statement 123R was recorded as a one-time cumulative effect as of January 1, 2006. The Company’s SAR liability increased $4.0 million ($2.5 million after tax, or $.03 per share) as a result of the fair-value calculation using the Black-Scholes option valuation model. When an SAR is cash-settled, the Company adjusts its expense to the intrinsic value.
Based on the method of adoption, the Company has not restated its stock-based compensation expense recorded in prior years. In the first nine months of 2006 and 2005, the Company’s income statement included compensation cost related to these plans of $27.4 million and $10.3 million, respectively, and an income tax benefit of $8.8 million and $3.0 million, respectively, excluding the cumulative effect as previously discussed.
As a result of adopting Statement 123R, the Company’s pretax income for the first nine months of 2006 was lower by $3.8 million ($2.4 million after tax, or $.03 per share), due to expensing its stock options. Prior to adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of its stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax deductions) to be classified as financing cash flows. The $17.3 million of excess tax benefits classified as a financing cash flow for the first nine months of 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123R.
The following table illustrates the effect on net income and earnings per share in the three and nine months ended September 30, 2005 as if the Company had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation for its options. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately, which resulted in pro forma expense, net of tax, of $4.2 million. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three-year vesting were accelerated to vest immediately. The accelerated vesting of prior-year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million, as included in the table below. The Company accelerated the vesting of the prior-year awards in order to avoid compensation expense when Statement 123R was adopted.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except earnings per share)
Net income – as reported	$50,187	$128,629
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(34)	(10,410)

Net income – pro forma	$50,153	$118,219

Earnings per share – as reported:
Basic	$.61	$1.52
Diluted	$.60	$1.49

Earnings per share – pro forma:
Basic	$.61	$1.40
Diluted	$.60	$1.36
Plan Information
The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to key employees, consultants and directors. A maximum of 10,000,000 shares of common stock are authorized for issuance under the Equity Plan, with no more than 3,750,000 shares to be granted as restricted stock or restricted stock units. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan, and key senior management employee restricted stock plan. Under the Equity Plan, there were 4.9 million shares available for future awards at September 30, 2006, excluding performance-vested awards that have not been issued. Generally, the Company uses treasury shares when issuing shares for equity awards.
As of September 30, 2006, there was $21.7 million of total unrecognized compensation cost related to nonvested awards. The awards include stock options, restricted stock, and restricted stock units, but exclude performance-vested restricted stock and SARs. The cost is expected to be recognized over a weighted-average period of 5.1 years. Shares delivered to the Company by employees to cover the payment of the option price and tax withholdings of the option exercise or restricted stock had a value of $56.4 million for the first nine months of 2006. The cash received for the exercise of stock options was $14.4 million for the first nine months of 2006.

     Stock Options. The exercise price of each option equals the market closing price of the Company’s stock on the day prior to date of grant. An option’s maximum term is 10 years for pre-2006 awards and seven years for 2006 awards. For all nonvested options, the options cliff vest in three years, with the exception that an employee eligible for normal retirement has a one-year cliff-vesting period. Dividends are not paid on unexercised options.
The following table summarizes activity in the Company’s stock option plans for the first nine months of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	5,126,194	$27.89
Granted	690,398	41.45
Forfeited	(4,050)	29.71
Exercised	(2,134,179)	25.07

Outstanding at Sept. 30, 2006	3,678,363	32.07	5.2	$74,368

Exercisable at Sept. 30, 2006	3,228,363	31.06	5.0	$68,537

The outstanding options are the options that are expected to vest. During the first nine months of 2006, 290,398 options were granted under the Equity Plan’s reload feature, and the fair value was expensed immediately because the options were exercisable on the date of grant. The reload feature allows an employee to exercise an option by delivering shares of the Company’s common stock to cover the option’s exercise price and withholding taxes. The employee is automatically granted an additional option for the shares of common stock delivered to the Company. The weighted-average grant-date fair value of options granted in the first nine months of 2006 was $9.04 using the Black-Scholes option valuation model with the following assumptions: weighted-average expected volatility 28 percent (range of 21-33 percent), weighted-average expected term 3.3 years, weighted-average dividend yield 1.6 percent and risk-free rate range of 4.5-5.1 percent. The expected volatility was based on historical volatility of the Company’s daily stock price close over a specified period. The expected term was based on the historical exercise patterns, if available, for each option award. The Company granted 984,518 options in the first nine months of 2005 with a weighted-average grant-date fair value of $11.42. The total intrinsic value of options exercised during the first nine months of 2006 was $46.1 million.
     Restricted Stock. In the first nine months of 2006, the non-management members of the Company’s Board of Directors were issued an aggregate 15,400 restricted shares with a grant-date fair value of $45.06 per share, which vest at retirement. In the first nine months of 2005, non-management directors and certain executive officers were issued an aggregate 286,090 restricted shares with a weighted-average grant-date fair value of $35.43 per share. The holders of restricted stock are paid cash dividends that are not forfeitable.
The following table summarizes restricted stock activity for the first nine months of 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Restricted stock at Dec. 31, 2005	999,489	$20.40
Issue of performance-vested	95,737	39.77
Issue of time-vested	15,400	45.06
Restrictions lapse due to retirement	(296,816)	16.71
Delivered for tax withholdings	(38,687)	37.79

Restricted stock at Sept. 30, 2006	775,123	23.83

The 2005 performance-vested restricted stock awards were issued upon certification by the Compensation Committee, as discussed below, but remain restricted until retirement. The compensation expense related to time-vested restricted stock issued prior to 2006 is amortized based on the specified vesting period or up to the employee’s expected retirement date, as stated in the award agreement. An employee’s retirement before the expected retirement date requires an acceleration of any remaining unrecognized compensation expense. During the first half of 2006, the Company continued its acceleration of the amortization of compensation expense related to certain awards based on the announcement in the fourth quarter of 2005 of certain employees’ actual retirement dates. Because the Company adopted Statement 123R, any new or modified retirement date vested awards after December 31, 2005 are required to be amortized up to the employee’s retirement eligible date. During the second quarter of 2006, the non-management directors were issued restricted stock valued at $0.7 million, which was immediately expensed. The Company recorded compensation expense for time-vested restricted stock of $4.3 million and $2.3 million in the first nine months of 2006 and 2005, respectively. If the Company had recorded the expense based on the specified vesting period or up to the employees’ retirement eligible dates, the Company would have expensed $0.9 million and $9.6 million for the first nine months of 2006 and 2005, respectively.
     Performance-Vested Restricted Stock. In 2005, contingent upon the achievement of certain performance-based criteria for each year, certain executive officers were awarded restricted stock for 2005, 2006 and 2007, which vest at the end of the respective year but remain restricted until retirement. For 2005, 95,737 restricted shares with a fair value of $39.77 per share were issued in January 2006, after the Compensation Committee of the Board of Directors certified the performance against the criteria previously set by the Committee. In 2006, similar awards were granted for 2006, 2007 and 2008. For performance-vested restricted stock related to

2006, there are target awards of 93,533 shares with a weighted-average grant-date fair value of $37.28. Depending on the Company’s actual performance, the awards could range from zero shares to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting over the year the award is earned.
     Restricted Stock Units. Generally, the restricted stock units vest one third on each of the third, fourth and fifth anniversary of the grant date. The units earn dividend equivalents that will be forfeited if the original award does not vest. The Company issued its first restricted stock units in the fourth quarter of 2005.
The following table summarizes restricted stock units, excluding dividend equivalents, for the first nine months of 2006:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value
Restricted units at Dec. 31, 2005	97,300	$37.05
Granted	192,800	39.64
Forfeited	(8,450)	37.71

Restricted units at Sept. 30, 2006	281,650	38.81

     Cash-Settled Stock Appreciation Rights. In 2006, the Company changed from intrinsic value to fair value for valuing its SARs. Excluding the cumulative effect, the amount expensed for the first nine months is not materially different from the amount that would have been expensed under the intrinsic-value method. The SARs have a three-year cliff vest and a maximum term of 10 years. Substantially all of the outstanding SARS are expected to vest. During the first nine months of 2006, SAR payments were $13.0 million. Management does not anticipate granting any additional SARs.
The following table summarizes SAR activity for the first nine months of 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of SARs	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	1,587,050	$25.76
Forfeited	(74,725)	32.35
Exercised	(529,600)	18.51

Outstanding at Sept. 30, 2006	982,725	29.17	7.0	$22,707

Exercisable at Sept. 30, 2006	317,625	17.56	5.7	$11,027

Note 6 – Revenues
Revenues for certain health care services are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In thousands)
Skilled nursing and assisted living services	$756,097	$709,203	$2,235,034	$2,162,692
Hospice and home health services	127,918	99,450	348,063	292,263
Rehabilitation services (excludes intercompany revenues)	22,931	24,600	71,857	73,972
Other services	8,569	7,026	24,070	24,313

	$915,515	$840,279	$2,679,024	$2,553,240

Note 7 – Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently-pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision, because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At September 30, 2006 and December 31, 2005, the Company had $4.8 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At September 30, 2006 and December 31, 2005, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2006 and December 31,

2005, the general and professional liability consisted of short-term reserves of $64.9 million and $61.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $115.0 million and $118.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $17.7 million and $53.7 million for the three and nine months ended September 30, 2006, respectively, and $18.1 million and $54.5 million for the three and nine months ended September 30, 2005, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.
Note 8 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$46,502	$50,187	$119,058	$128,629
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	27	27	82	82

Numerator for diluted EPS	$46,529	$50,214	$119,140	$128,711

Denominator:
Denominator for basic EPS – weighted-average shares	73,833	81,699	76,326	84,737
Effect of dilutive securities:
Stock options	961	1,105	960	1,077
Restricted stock or units	81		51
Convertible Senior Notes	2,511	789	1,550	649
Forward contract		58		19

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	77,386	83,651	78,887	86,482

EPS — Income before cumulative effect:
Basic	$.63	$.61	$1.56	$1.52
Diluted	$.60	$.60	$1.51	$1.49

Options to purchase 0.5 million shares of the Company’s common stock in the first nine months of 2005 were not included in the computation of diluted EPS, because the options’ average exercise price of $38 was greater than the average market price of the common shares.
The Company’s warrants related to its $400 million convertible senior notes due in 2035 were not included in the computation of diluted EPS, because the warrants’ current conversion price of $59.62 was greater than the average market price of the common shares.
Note 9 – Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Two of the plans’ future benefits are frozen. The components of net pension cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Service cost	$806	$429	$2,398	$1,288
Interest cost	1,165	990	3,370	2,969
Expected return on plan assets	(1,112)	(1,183)	(3,337)	(3,550)
Amortization of unrecognized transition asset	(12)	(12)	(36)	(36)
Amortization of prior service cost	646	490	1,815	1,471
Amortization of net loss	299	235	904	705

Net pension cost	$1,792	$949	$5,114	$2,847

Note 10 – Segment Information
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

	Long-Term	Hospice and
	Care	Home Health	Other	Total
		(In thousands)
Three months ended September 30, 2006
Revenues from external customers	$756,097	$127,918	$31,500	$915,515
Intercompany revenues			29,148	29,148
Depreciation and amortization	34,792	812	1,128	36,732
Operating margin	138,671	21,465	2,884	163,020

Three months ended September 30, 2005
Revenues from external customers	$709,203	$99,450	$31,626	$840,279
Intercompany revenues			27,225	27,225
Depreciation and amortization	32,808	761	1,023	34,592
Operating margin	131,448	17,437	3,240	152,125

Nine months ended September 30, 2006
Revenues from external customers	$2,235,034	$348,063	$95,927	$2,679,024
Intercompany revenues			85,497	85,497
Depreciation and amortization	102,897	2,312	3,611	108,820
Operating margin	404,197	56,346	6,970	467,513

Nine months ended September 30, 2005
Revenues from external customers	$2,162,692	$292,263	$98,285	$2,553,240
Intercompany revenues			72,615	72,615
Depreciation and amortization	96,968	2,331	4,369	103,668
Operating margin	382,641	44,704	9,370	436,715
Note 11 – Subsequent Event
On October 31, 2006, the Company elected to terminate one of its qualified defined benefit pension plans effective December 31, 2006. This plan, with frozen benefits prior to 1997, covers certain non-union employees. In conjunction with this process, the Company will be making lump-sum distributions to terminated vested participants who have elected this option in the fourth quarter of 2006. In the first quarter of 2007, the Company will make either lump-sum distributions to participants or transfer account balances to a licensed insurance company for all remaining vested participants based on the option elected by the participants. In accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” these actions will result in a partial settlement in the fourth quarter of 2006 and a full settlement in the first quarter of 2007. Depending on the interest rate, election chosen by the participants, associated fees and return on assets, the Company expects a total pretax charge of approximately $33 million, with about $7 million to $10 million of this occurring in the fourth quarter and the remainder in the first quarter of 2007. At this time, the Company expects this charge to be a non-cash charge, because the pension assets are sufficient to cover the pension obligations. The charge to be recorded in the fourth quarter is dependent on the terminated vested participants’ elections, because the accounting rules do not allow recognition of the settlement until the Company is relieved of its obligation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
     Federal Medicare Payment Legislation. On July 27, 2006, the Centers for Medicare & Medicaid Services, or CMS, announced a market basket increase of 3.1 percent effective October 1, 2006 for our skilled nursing facilities.
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both Company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported, and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first nine months of 2006 with the same period in 2005, the number of new claims is similar, and our average settlement cost per claim has decreased. Our accrual for current claims is $5.1 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses Company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in the first nine months of 2006 decreased in comparison to the prior-year period. As a result, our workers’ compensation expense decreased $3.5 million for the first nine months of 2006 in comparison to the prior-year period. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations –
Quarter and Year-To-Date September 30, 2006 Compared with September 30, 2005
     Revenues — Quarter. Our revenues increased $75.2 million, or 9 percent, from the third quarter of 2005. Revenues from our long-term care segment (skilled nursing and assisted living facilities) increased $46.9 million, or 7 percent, due to increases in rates/patient mix of $41.8 million and occupancy of $8.3 million that were partially offset by a decrease in capacity of $3.2 million. Our revenues from the hospice and home health segment increased $28.5 million, or 29 percent, primarily from an increase in the number of patients utilizing our hospice services.
     Revenues – First Nine Months. Our revenues in the first nine months of 2006 increased $125.8 million, or 5 percent, compared with the first nine months of 2005. Our revenues increased $178.5 million, or 7 percent, when excluding $52.7 million of prior-year revenues associated with provider assessments for several states, including Pennsylvania, in the first quarter of 2005. See the explanation below on how revenues and expenses are affected by provider assessments.
The Medicaid program is financed jointly by the federal government and the states. Under federal law, the states’ share of Medicaid costs generally must be financed from state or local public funds. However, the federal government provides additional federal matching funds to the states for Medicaid reimbursement purposes, based partly on provider assessments. Implementation of a provider assessment plan requires approval by CMS in order to qualify for the federal matching funds. These plans usually take the form of a bed tax or quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the assessment to pay increased reimbursement rates to the providers, which often include repayment of a portion of the provider assessment based on the provider’s percentage of Medicaid patients. In January 2005, CMS approved the Pennsylvania provider assessment, retroactive to July 1, 2003. The provider assessment is recorded in operating expenses. The associated Medicaid rate increase is recorded in revenues.
Revenues from our long-term care segment, excluding the prior-year revenues associated with provider assessments, increased $125.0 million, or 6 percent, due to increases in rates/patient mix of $117.5 million and occupancy of $30.8 million that were partially offset by a decrease in capacity of $23.3 million. Our revenues from the hospice and home health segment increased $55.8 million, or 19 percent, primarily from an increase in the number of patients utilizing our hospice services.

     Revenue Factors – Quarter and First Nine Months. Our average rates per day for the long-term care segment were as follows:

	Third Quarter			First Nine Months
	2006	2005	Increase	2006	2005	Increase
Medicare	$383.16	$361.13	6%	$380.34	$356.26	7%
Medicaid	$153.13	$146.49	5%	$151.81	$146.52	4%
Private and other (skilled only)	$227.02	$213.70	6%	$226.28	$212.83	6%
We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of add-on payments and new patient classification refinements. Our average Medicare rate for the first nine months of 2006 was higher than our 2005 fourth-quarter rate, because of our continuing shift to higher-acuity and higher-rate-category patients. Our average Medicaid rate excluded prior-period revenues. The increase in overall rates was also a result of the shift in the mix of our patients to a higher percentage of Medicare patients.
Our occupancy levels were as follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Total	89%	88%	89%	88%
Excluding start-up facilities	89%	88%	90%	88%
Skilled nursing facilities	89%	89%	90%	89%
The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care segment and rehabilitation operations increased from 71 percent for the third quarter and first nine months of 2005 to 72 percent for the third quarter and first nine months of 2006.
Our bed capacity declined between the third quarters and first nine months of 2005 and 2006, primarily because of the divestiture of four facilities in 2005.
     Operating Expenses — Quarter. Our operating expenses in the third quarter of 2006 increased $64.3 million, or 9 percent, compared with the third quarter of 2005.
Operating expenses from our long-term care segment increased $39.7 million, or 7 percent, between the third quarters of 2005 and 2006. The largest portion of the operating expense increase of $16.1 million related to labor costs. Our average wage rate increased 4 percent compared with the third quarter of 2005. The other significant operating expense increases included ancillary costs, excluding internal labor, of $9.3 million and bad debt expense of $6.7 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically-complex patients. Bad debt expense has increased primarily due to an increase in the aging of our accounts receivable.
Our operating expenses from our hospice and home health segment increased $24.4 million, or 30 percent, between the third quarters of 2005 and 2006. The increase in our costs was directly related to the growth in our business. The increase related to labor costs of $13.8 million, other nursing care costs, including medical equipment and supplies, of $3.9 million and ancillary costs, including pharmaceuticals, of $2.9 million.
          Operating Expenses – First Nine Months. Our operating expenses in the first nine months of 2006 increased $95.0 million, or 4 percent, compared with the first nine months of 2005. Our operating expenses increased $141.9 million, or 7 percent, when excluding the retroactive prior-year provider assessments of $46.9 million for several states, including Pennsylvania, that were recorded in the first quarter of 2005. See the discussion of provider assessments in the Revenues section.
Excluding the prior-year provider assessments in 2005, operating expenses from our long-term care segment increased $97.7 million, or 6 percent, between the first nine months of 2005 and 2006. The largest portion of the operating expense increase of $36.0 million related to labor costs. The other significant operating expense increases included ancillary costs, excluding internal labor, of $24.0 million and bad debt expense of $20.4 million.
Our operating expenses from our hospice and home health segment increased $44.2 million, or 18 percent. The increase related to labor costs of $24.7 million, other nursing care costs, including medical equipment and supplies, of $8.8 million, and ancillary costs, including pharmaceuticals, of $4.8 million.
          General and Administrative Expenses. Our general and administrative expenses increased $5.8 million and $24.7 million between the third quarters and first nine months of 2005 and 2006, respectively. The costs associated with our stock-based compensation, deferred compensation plans and non-qualified benefit plans increased $5.0 million and $17.3 million, respectively. Our 2006 third-quarter expense was higher than normal because of our stock price increase of over 11 percent, compared to a decrease in our stock price in the 2005 third quarter. Our year-to-date expense includes costs associated with our stock price increase of over 31 percent, stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense in the first half of the year. The remaining increases related to wages, costs associated with new computer systems and other inflationary costs. See Note 5 to the consolidated financial statements for additional discussion of stock-based compensation.

     Depreciation and Amortization. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in the second quarter of 2005. See Note 1 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2005 for further discussion. Excluding the leasehold improvement adjustment, our depreciation increased $2.4 million and $7.1 million between the third quarters and first nine months of 2005 and 2006, respectively, because of the completion of new construction projects and renovations to existing facilities.
     Asset Impairment. During the first quarter of 2006, we recorded a charge of $11.1 million ($7.0 million after tax, or $.09 per share) related to the write-down of our transcription business assets, as explained in Note 2 to the consolidated financial statements.
During the third quarter of 2005, we recorded a charge of $2.5 million related to the write-off of one facility’s assets, which related primarily to leasehold improvements. We concluded that we would not be able to improve the facility’s cash flow to a level sufficient to justify the asset value. We continue to operate this leased skilled nursing facility.
     Interest Expense. Interest expense decreased $2.3 million and $7.7 million between the third quarters and first nine months of 2005 and 2006, respectively, because of lower interest rates partially offset by higher debt levels. In May 2006, we issued $250 million principal amount of 2.0% convertible senior notes due in 2036. See Note 3 to the consolidated financial statements for additional discussion of our debt issuance.
     Early Extinguishment of Debt. In the third quarter of 2005, we redeemed the remaining $100 million of our subsidiary’s 7.5% Senior Notes due in 2006 and recorded expense of $4.1 million, including a make-whole payment for early redemption of the notes and an unwind fee related to termination of the interest rate swap agreements.
     Gain on Sale of Assets. Our gain on sale of assets in the third quarter of 2005 related primarily to a $17.6 million gain from the sale of three, non-strategic skilled nursing facilities in New Mexico.
     Interest Income and Other. Our interest income was higher in the third quarter of 2005 as a result of the short-term investment of our cash and cash equivalents.
     Income Taxes. Our effective tax rate was 36.4 percent in the third quarter of 2006, compared to 37.7 percent in the third quarter of 2005. Our effective tax rate in the third quarter of 2006 was lower than expected due primarily to the favorable revision of estimated tax liabilities for prior tax years.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax, or $.03 per share) was a result of the adoption of Statement 123R, as discussed in Note 5 to the consolidated financial statements.
Financial Condition – September 30, 2006 and December 31, 2005
Receivables increased as a result of the federal government’s withholding industry providers’ Medicare reimbursement payments for the last nine days of September. We received approximately $65 million in the first week of October related to this period.
Long-term debt due within one year increased, because the loans outstanding under our revolving credit facility increased from $22.8 million at December 31, 2005 to $41.6 million at September 30, 2006.
Long-term debt increased as a result of the issuance of $250 million of convertible senior notes in May 2006.
Liquidity and Capital Resources
     Cash Flows. During the first nine months of 2006, we satisfied our cash requirements primarily with cash generated from operating activities and issuance of convertible senior notes. We used the cash principally for capital expenditures, acquisitions, the purchase of our common stock, the payment of debt and the payment of dividends. Cash flows from operating activities were $154.7 million for the first nine months of 2006 compared with $290.6 million for the first nine months of 2005. Our operating cash flows in 2006 included an increase in accounts receivable due to the federal government withholding industry providers’ Medicare reimbursement for the last nine days of September. We received approximately $65 million in the first week of October related to this period. We have paid about $45 million more in federal tax payments for the first nine months of 2006 compared to the prior-year period. Our operating cash flows in 2005 included Medicare settlement payments of $31.9 million related to the former Manor Care home office cost reports for 1997 through 1999, which are recorded as receivables and are under appeal.
     Investing Activities. Our expenditures for property and equipment of $105.8 million in the first nine months of 2006 included $41.1 million to construct new facilities and expand existing facilities. We opened our first freestanding hospice facility in the second quarter of 2006. We purchased one hospice and one rehabilitation business in the first nine months of 2006. We also invested additional funds in our pharmacy partnership.
     Debt Agreements. In June 2006, we amended our five-year, $300 million revolving credit facility. The amendment increased our unsecured credit availability by $100 million to $400 million, while maintaining our uncommitted option to increase the facility by up to an additional

$100 million (accordion feature). The amendment also extended the expiration date to June 22, 2011 and decreased the interest rate margin and facility fee. As of September 30, 2006, there was $41.6 million outstanding under this facility. After consideration of usage for letters of credit, there was $313.0 million plus the accordion feature available for future borrowing.
In May 2006, we issued $250 million of 2.0% convertible senior notes due 2036. The net proceeds were $244.3 million, after deducting fees and expenses. We used the net proceeds to purchase our common stock, as discussed below. See Note 3 to the consolidated financial statements for further discussion of our debt issuance.
The holders of our $100 million Convertible Senior Notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of September 30, 2006. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
In addition, the holders of the $93.4 million principal amount of New Notes, the $400 million principal amount of 2.125% Convertible Senior Notes, and the $250 million principal amount of 2.0% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events, a circumstance we currently view as remote. We are required to satisfy the principal value in cash upon conversion or repurchase.
     Stock Purchase. At December 31, 2005, we had remaining authority to purchase $40.9 million of our common stock. In January 2006, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2006. In May 2006, our Board authorized an additional $300 million to purchase our common stock through December 31, 2007. With these authorizations, we purchased 5.8 million shares in the first nine months of 2006 for $270.6 million, including 2.0 million shares as part of an accelerated share repurchase agreement. As of September 30, 2006, we had $170.3 million remaining authority to repurchase our shares. See Note 4 to the consolidated financial statements for additional discussion of our accelerated share repurchase agreement. We may use the shares purchased for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On October 26, 2006, we announced that the Company will pay a quarterly cash dividend of 16 cents per share to shareholders of record on November 6, 2006. This dividend will be approximately $11.8 million and is payable November 20, 2006. Although we currently intend to declare and pay regular, quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

We believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements, scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases, cash dividends and some share repurchases. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under our revolving credit facility and other financing arrangements that are normally available in the marketplace.
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
The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates. We assume the holders of our $100 million and $400 million convertible senior notes will not require us to redeem or convert the notes through 2010, and we do not expect to redeem them in 2010. Therefore, we have included both of these notes in the “Thereafter” column.
The following table provides information about our significant interest rate risk at September 30, 2006:

								Fair Value
	Expected Maturity Dates							Sept. 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt						$949,985	$949,985	$1,150,262
Average interest rate						3.0%	3.0%

Variable-rate debt	$41,600						$41,600	$41,600
Average interest rate	(1)						(1)

(1)	The weighted-average interest rate on loans under the revolving credit facility was 5.8 percent at September 30, 2006. We can borrow under the revolving credit facility, at our option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates on either a fixed- or floating-rate basis, at our option. Revolving borrowings will bear interest at variable rates that reflect, at our option, the agent bank’s base lending rate or an increment over Eurodollar indices, which ranges from 0.275 to 0.50 percent per annum, depending on our leverage ratio, as defined in the revolving credit facility.
Item 4. Controls and Procedures
We performed an evaluation under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There were no changes in our internal control over financial reporting in the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
See Note 7 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to stock repurchased by the Company during the third quarter of 2006:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of	Average	Purchased as Part of	May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs (1)	Programs (1)
7/1/06-7/31/06				$170,275,747
8/1/06-8/31/06				$170,275,747
9/1/06-9/30/06 (2)	76,708	(2)	76,708	$170,275,747
Total	76,708		76,708

(1)	The Company’s Board of Directors authorized the following share repurchase programs:

	Amount
Date	Approved	Expiration
Announced	(in millions)	Date
July 22, 2005	$300	December 31, 2006
January 27, 2006	$100	December 31, 2006
May 10, 2006	$300	December 31, 2007

(2)	In May 2006, the Company purchased 2.0 million shares of its common stock under an accelerated share repurchase agreement for an aggregate cost of $99.9 million. At the end of the contract period in September 2006, the Company received a settlement of 76,708 shares of its common stock as a result of a price adjustment. Under this agreement, the average price paid per share was $49.01. See Note 4 to the consolidated financial statements for additional discussion.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
Retirement of M. Keith Weikel
On November 1, 2006, Paul A. Ormond, chairman, president and chief executive officer of Manor Care, Inc., announced that M. Keith Weikel, the senior executive vice president and chief operating officer of the Company and a member of its board of directors, will retire in December 2006.
Modification of Restricted Stock Unit Award Agreement and Non-Qualified Stock Option Agreement of M. Keith Weikel
Also on November 1, 2006, with the consent of its Compensation Committee, the Company modified Mr. Weikel’s January 31, 2006 Restricted Stock Unit Award Agreement to provide that the restricted units thereunder would be fully vested and mature upon his termination of employment as a result of his retirement and modified his January 31, 2006 Non-Qualified Stock Option Agreement to provide that the stock option thereunder would be fully exercisable upon his termination of employment as a result of his retirement.
Item 6. Exhibits.

S-K Item
601 No.
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

Manor Care, Inc. (Registrant)
Date November 3, 2006	By	/s/ Steven M. Cavanaugh
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