Form 10-K
period 2006-12-31
MANOR CARE INC
filed 2007-02-21
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing price of $46.92 per share on June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $3,351,889,587. Solely for purposes of this computation, the registrant’s directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that all of such persons are “affiliates,” as that term is defined under the Securities Exchange Act of 1934.
The number of shares of Common Stock, $.01 par value, of
Manor Care, Inc. outstanding as of January 31, 2007 was 72,875,542.
Documents Incorporated By Reference
The following document is incorporated by reference in the Part indicated:
     We incorporate by reference specific portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 in Part III.

Manor Care, Inc.
Form 10-K

PART I
Item 1. Business
General Development of Business
Manor Care, Inc., which we also refer to as Manor Care and HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, post-acute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. Our other segment is hospice and home health care. We provide greater detail about the revenues of certain health care services and other segment information in Notes 4 and 16 to the consolidated financial statements.
Corporate Headquarters
Manor Care, Inc.
333 N. Summit Street
Toledo, Ohio 43604-2617
Mailing address:
P.O. Box 10086
Toledo, Ohio 43699-0086
Phone: (419) 252-5500
Internet Website: www.hcr-manorcare.com
E-mail: info@hcr-manorcare.com
Securities and Exchange Commission
Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website with a hyperlink to the SEC’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Certifications
The certifications of the Chief Executive Officer and Chief Financial Officer of Manor Care, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this Form 10-K for the year ended December 31, 2006.
The certification of the Chief Executive Officer required by the New York Stock Exchange Listed Company Manual, Section 303A.12(a), relating to Manor Care, Inc.’s compliance with the New York Stock Exchange corporate governance listing standards, was submitted to the New York Stock Exchange on June 7, 2006, without qualification.

Narrative Description of Business
Long-Term Care Services
We are a leading owner and operator of long-term care centers in the United States, with the majority of our facilities operating under the respected Heartland, ManorCare Health Services and Arden Courts names. On December 31, 2006, we operated 278 skilled nursing facilities and 65 assisted living facilities in 30 states, with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania.
     Skilled Nursing Centers. Our facilities use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These teams include registered nurses, licensed practical nurses and certified nursing assistants, who provide comprehensive, individualized nursing care around the clock. We design “Quality of Life” programs to give the highest practicable level of functional independence to patients. Licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, or other illnesses, injuries or disabilities. In addition, the centers provide quality nutrition services, social services, activities, and housekeeping and laundry services.
     Assisted Living Services. We have a number of stand-alone assisted living centers as well as units within some of our skilled nursing centers dedicated to providing personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We use a comprehensive resident assessment to help determine the appropriate package of services desired or required by each resident. Our assisted living staff encourages residents to socialize and participate in a broad spectrum of activities.
     Post-Acute Medical and Rehabilitation Care. Our leadership in post-acute programs designed to shorten or eliminate hospital stays exemplifies our commitment to reducing the cost of quality health care. Working closely with patients, families and insurers, interdisciplinary teams of experienced medical professionals develop comprehensive, individualized patient care plans that target the essential medical, functional and discharge planning objectives. With a primary goal of a return to home or a similar environment, we provide medical and rehabilitation programs for patients recovering from major surgery; severe injury; or serious cardiovascular, respiratory, infectious, endocrine or neurological illnesses.
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

Hospice and Home Health Care
Our hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy, through 116 offices in 25 states. In addition, we operated nine inpatient hospice facilities at December 31, 2006. Our hospice services focus on the physical, spiritual and psychosocial needs of individuals facing a life-limiting illness. Palliative and clinical care, education, counseling and other resources take into consideration not only the needs of patients, but the needs of family members, as well. Our home health care is designed to assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. For skilled care, our registered and licensed practical nurses and therapy professionals can provide services such as wound care and dressing changes; infusion therapy; cardiac rehabilitation; and physical, occupational and speech therapies. In addition, our home health aides can assist with daily activities such as personal hygiene, assistance with walking and getting in and out of bed, medication management, light housekeeping and generally maintaining a safe environment.
Other Health Care Services
In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our 92 outpatient therapy clinics and at work sites, schools, hospitals and other health care settings. Our outpatient rehabilitation therapy business primarily performs services in Midwestern and Mid-Atlantic states, Texas and Florida.
Other Services
In the fourth quarter of 2006, we sold our medical transcription company, whose business was converting medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.
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

	2006	2005	2004
Medicare	39%	39%	36%
Private pay and other	33	32	33
Medicaid	28	29	31

	100%	100%	100%

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
Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress passed a number of laws that have effected major changes in the Medicare and Medicaid programs. See the “Results of Operations – Overview” section on pages 22-24 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation.
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
Governmental and other authorities periodically inspect our skilled nursing facilities, home health agencies and hospices to assure that we continue to comply with their various standards. We must pass these inspections to continue our licensing under state law, to obtain certification under the Medicare and Medicaid programs, and to continue our participation in the Veterans Administration program. We can only participate in other third-party programs if our facilities pass these inspections. In addition, these authorities inspect our record keeping and inventory control.
From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action, and may impose civil money penalties and/or other operating restrictions on us. If our skilled nursing facilities, home health agencies and hospices fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.
Local and state health and social service agencies and other regulatory authorities specific to their location regulate, to varying degrees, our assisted living facilities. Although regulations and licensing requirements vary significantly from state to state, they typically address, among other things, personnel education, training and records; facility services, including administration of medication, assistance with supervision of medication management and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. If assisted living facilities fail to comply with licensing requirements, these facilities could lose their licenses. Most states also subject assisted living facilities to state or local building codes, fire codes and food service licensure or certification requirements. In addition, the manner and extent to which the assisted living industry is regulated at federal and state levels are evolving. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, the assisted living facilities or other components of our health care businesses may have a significant impact on our methods and costs of doing business.
See Item 1A, Risk Factors, for additional discussion of laws and regulations applicable to our business.
Employees
As of December 31, 2006, we had approximately 59,500 full- and part-time employees. Approximately 7,100 of our employees are salaried, and we pay the remainder on an hourly basis. Approximately 1,400 of our employees are members of labor unions.
Other Areas
See Item 1A, Risk Factors, for a discussion of our labor costs and competition.

Executive Officers of the Registrant
The names, ages, offices and positions held during the last five years of each of our executive officers are as follows:
Executive Officers

Name	Age	Office and Experience
Paul A. Ormond	57	President and Chief Executive Officer since August 1991; Chairman of the Board since September 2001 and from August 1991 to September 1998; and a member of the Board of Directors.

Stephen L. Guillard	57	Executive Vice President and Chief Operating Officer since January 2007; a member of the Board of Directors since December 2006; Executive Vice President of Manor Care from June 2005 to December 2006; and Chairman and Chief Executive Officer of Harborside Healthcare Corporation from 1988 to May 2005.

Steven M. Cavanaugh	36	Vice President and Chief Financial Officer since May 2006; and Vice President and Director of Corporate Development from 1999 to April 2006.

Richard A. Parr II	48	Vice President, General Counsel, and Secretary of Manor Care since May 2006; and Executive Vice President, General Counsel, and Secretary of Concentra Inc., a national provider of occupational healthcare and healthcare cost containment services, from August 1996 until joining Manor Care.

Nancy A. Edwards	56	Vice President and General Manager of Central Division since December 1993.

John K. Graham	46	Group Vice President, Hospice and Home Health Care since March 2005; Vice President and General Manager of Eastern Division from July 2002 to February 2005; and Vice President and Director of Rehabilitation Services from September 1998 to June 2002.

Jeffrey A. Grillo	48	Vice President and General Manager of Mid-Atlantic Division since February 1999.

Name	Age	Office and Experience
Lynn M. Hood	45	Vice President and General Manager of Southeast Division since February 2006; Assistant Vice President/General Manager of South-West Division(1) from September 2004 to January 2006; and Regional Director of Operations(1) for certain groups of facilities from 1995 to August 2004.

Larry C. Lester	64	Vice President and General Manager of Midwest Division, and Director of Marketing since July 2003; and Vice President and General Manager of Midwest Division from January 2000 to June 2003.

Spencer C. Moler	59	Vice President and Controller since August 1991.

Susan E. Morey	54	Vice President and General Manager of Eastern Division since May 2005; and Assistant Vice President/General Manager of Eastern Division(1) from November 2001 to April 2005.

Michael J. Reed	55	Vice President and General Manager of Assisted Living Division since December 2005; Vice President and General Manager of Assisted Living Division(1) from October 2005 to November 2005; Senior Vice President of Marketing of Harborside Healthcare Corporation from November 2003 to September 2005; and Vice President of Fountains Inc. from July 2001 to September 2003.

F. Joseph Schmitt	58	Vice President and General Manager of West Division since February 2006; Vice President and General Manager of South-West Division from September 2004 to January 2006; and Vice President and General Manager of Southern Division from December 1993 to August 2004.

(1) Position pertains to a subsidiary of Manor Care.

Item 1A. Risk Factors
The following are certain risk factors that could affect our business, operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. This section does not describe all risks applicable to us, our industry or our business, and we intend it only as a summary of certain material factors. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline.
We depend upon reimbursement by third-party payors.
Our revenues are derived from private and governmental third-party payors. In 2006, 39 percent of our long-term care and rehabilitation revenues were derived from Medicare, 28 percent from Medicaid and 33 percent from commercial insurers, managed care plans, workers’ compensation payors and other private pay revenue sources. There are pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for health care services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially increase or decrease the rate of program payments to us for our services. In the past, we have experienced a decrease in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or the Budget Act. Although certain rate reductions resulting from the Budget Act were mitigated temporarily by federal legislation in 1999 and 2000, the Budget Act significantly changed the method of payment under the Medicare and Medicaid programs for our services.
On August 4, 2005, the Centers for Medicare & Medicaid Services, or CMS, issued a final Medicare skilled nursing facility payment rule for the 12 months ended September 30, 2006 that implemented refinements to the patient classification system and triggered the expiration of the temporary payment add-on for certain high-acuity patients. Skilled nursing facilities continued to be paid under the prior classification system from October 1, 2005 through December 31, 2005, and the new classification system became effective January 1, 2006. The final rule also included a 3.1 percent inflation update (or market basket increase) for the 12 months ended September 30, 2006. Therefore, although Medicare payments to skilled nursing facilities were reduced by an estimated $1.02 billion because of the expiration of the temporary payment add-on, this reduction was more than offset by a $510 million increase in payments resulting from the refined classification system and a $530 million increase resulting from the 3.1 percent market basket increase. We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of payment add-ons and the new patient classification refinements. However, we offset the rate decrease in 2006 with our continuing shift to higher-acuity and higher rate-category patients.

Our average Medicare rate in 2006 increased about $4 per day from the rate applicable in the fourth quarter of 2005. This average 2006 rate does not include an additional 3.1 percent market basket increase for fiscal year 2007, which began October 1, 2006, announced in a July 31, 2006, CMS notice updating Medicare skilled nursing facility prospective payment system rates. The additional 3.1 percent market basket increase is expected to increase Medicare payments to skilled nursing facilities by approximately $560.0 million for fiscal year 2007.
In addition, in February 2006 Congress enacted the Deficit Reduction Act which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years, and in December 2006, Congress passed the Tax Relief and Health Care Act of 2006, which also modifies a number of Medicare and Medicaid policies. See the “Results of Operations – Overview” section on pages 22-24 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation and the effects on us. It is possible that future budget cuts in Medicare and Medicaid may be enacted by Congress and implemented by CMS. Therefore, we cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.
States also have considerable discretion with respect to payments to providers under their Medicaid programs, including funding for our services. In the future, changes to Medicaid may include rate freezes, reducing eligibility, eliminating optional services and transitioning Medicaid patients to less care-intensive settings. In addition, a number of states use various funding mechanisms to increase federal Medicaid matching funds, including provider donation and tax programs and intergovernmental transfers. Federal regulations currently permit states to use these funding sources toward a state’s share of Medicaid expenditures if the state program meets federal requirements, although CMS has proposed restrictions on the use of intergovernmental transfers to fund Medicaid payments. Further, the Deficit Reduction Act and the Tax Relief and Health Care Act of 2006 include several provisions designed to reduce Medicaid program spending.
The health care industry reimbursement process is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. As a result, the reimbursement process may affect our financial condition and results of operations. In fact, we are subject to periodic audits by the Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. These payment and government agencies can reopen previously filed and reviewed cost reports and require us to repay any overcharges, as well as make deductions from future amounts due to us. In the ordinary course of business, we appeal the Medicare and Medicaid program’s denial of costs claimed to seek recovery of those denied costs. For example, we are currently appealing the Medicare fiscal intermediary’s incorrect adjustment of certain expenses on the 1997 through 1999 home office cost reports of a predecessor entity, which required us to make a repayment of

$34.1 million in 2005, an amount that is recorded as a receivable on our balance sheet. Although we believe that we have strong arguments to support why these amounts should be returned to us, there is no guarantee that we will be successful in our appeal or that this process will be completed in an expeditious manner. A failure of our appeal could lead to the establishment of reserves and the eventual write-off of the receivables we have established. More generally, due to the complexity of the reimbursement process, we could be subject to civil false claims assessments, fines, criminal penalties or program exclusions as a result of a determination of program violations by the Department of Justice and the Office of Inspector General, Department of Health and Human Services. Private pay sources also reserve rights to conduct audits and make monetary adjustments.
See the “Results of Operations – Overview” section on pages 22-24 under Item 7, Management’s Discussion and Analysis, for additional discussion of Medicare and Medicaid legislation.
If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
The health care industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
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

♦ Addition of facilities and services; and

♦ Billing for services.

Many of these laws and regulations are broad and general, and guidance in the form of significant regulatory or judicial interpretation is not always available. In addition, certain regulatory developments, such as revisions in the building code requirements for assisted living and skilled nursing facilities, mandatory increases in scope and quality of care to be offered to patients, and revisions in licensing and certification standards, could have a material adverse effect on us. In the future, new, changed or inconsistent interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
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
In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. As do other participants in the health care industry, we receive requests from time to time for information from governmental agencies in connection with their regulatory or investigational authority. Moreover, health care providers are also subject to ‘‘qui tam’’ whistleblower lawsuits and false claims provisions at both the state and federal level.

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

♦ Unique identifiers for providers, employers, health plans and individuals; and

♦ Security, privacy and enforcement.
The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards, and security standards. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.
State efforts to regulate the construction or expansion activities of health care providers could impair our ability to expand our operations.
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
In recent years, there have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these initiatives could adversely affect us, such as:
♦ Reductions in funding of the Medicare and Medicaid programs;

♦ Potential changes in reimbursement regulations by CMS;

♦ Enhanced pressure to contain health care costs by Medicare, Medicaid and other payors; and

♦ Greater state flexibility and additional operational requirements in the administration of Medicaid.
There can be no assurance as to the ultimate content, timing or effect of any such initiatives, nor is it possible at this time to estimate their impact on us. That impact may be material to our financial condition or our results of operations.
We face national, regional and local competition.
Our nursing facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market; the types of services available; quality of care; reputation, age and appearance of each center; and the cost of care in each locality.
We also compete with a variety of other companies in providing assisted living services, hospice and home health care services, and rehabilitation therapy services. Given the relatively low barriers to entry and continuing health care cost-containment pressures in these areas, we expect that they will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain patients, to maintain or increase fees, or to expand our business.
Labor costs may increase with a potential shortage of qualified personnel.
A shortage of nurses or other trained personnel and general inflationary pressures have required us to enhance our wage and benefits packages in order to compete for qualified personnel. We compete with other health care providers to attract and retain qualified or skilled personnel. Because the skill levels required of and wages demanded by our caregivers, particularly registered nurses and therapists, increases as we shift our patient base to higher- acuity patients, we may face difficulty retaining those individuals. We also compete with various industries for lower-wage employees. We have used and will continue to use, when needed, high-priced temporary help to supplement staffing levels in certain markets with shortages of health care workers. If the shortage of nurses or other health care workers worsens in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.
See the “Results of Operations – Overview” section on page 24 under Item 7, Management’s Discussion and Analysis, for additional discussion of labor.
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
We may be unable to reduce costs to offset completely decreases in our occupancy rates.
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
Patient care liability remains a serious industry-wide cost issue. The health care industry has continued to benefit from the positive effect of the passage of tort reform measures in certain key states. Despite those reforms, if patient care claims significantly increase in number and size, our future financial condition and operating results may be adversely affected.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our principal properties and those of our subsidiaries, which are of material importance to the conduct of our and their business, consist of 343 long-term care centers located in 30 states. The centers are predominately single-story structures with brick or stucco facades, dry wall partitions and attractive interior finishes. Common areas of the skilled nursing facilities include dining, therapy, personal care and activity rooms, and patient and visitor lounges, as well as administrative offices and employee lounges. We believe that all of our centers have been well maintained and are suitable for the conduct of our business.

The following table shows the number and location of centers and beds we operated as of December 31, 2006 for our long-term care segment.

	Number of Centers
		Assisted
	Skilled	Living	Number of Beds
Pennsylvania	46	9	8,031
Ohio	43	9	6,251
Florida	28	11	4,610
Illinois	29	8	4,577
Michigan	28	3	3,787
Maryland	14	9	2,742
Texas	12	4	2,100
California	9		1,289
Virginia	6	2	1,038
West Virginia	7		927
Wisconsin	8		868
Indiana	4	1	859
South Carolina	7		853
New Jersey	4	4	747
Iowa	5		526
Kansas	3		487
Washington	4		482
Oklahoma	4		478
Missouri	3		430
Delaware	2	1	361
Colorado	2		310
Georgia	2		257
Kentucky	1	1	242
North Dakota	2		215
Nevada	1		189
Connecticut		3	180
Utah	1		140
North Carolina	1		120
Arizona	1		118
South Dakota	1		99

Total	278	65	43,313

We own 335 of these centers, lease seven, and have a partnership in one center. These include 65 assisted living facilities that we operate with a total of 5,080 beds. Four of our properties are subject to liens that encumber the properties in an aggregate amount of $2.6 million.
We lease space for our corporate headquarters in Toledo, Ohio under a synthetic lease. We discuss our obligation for this lease in the “Off-Balance Sheet Arrangement” section on pages 37-38 under Item 7, Management’s Discussion and Analysis. We also lease space for our hospice and home health offices; hospice inpatient units, except for one that we own; and outpatient therapy clinics.

Item 3. Legal Proceedings
See the “Commitments and Contingencies” section on page 38 under Item 7, Management’s Discussion and Analysis, for a discussion of litigation related to environmental matters and patient care-related claims.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Dividends

Our common stock is listed under the symbol “HCR” on the New York Stock Exchange, which is the principal market on which the stock is traded. On January 31, 2007, we had approximately 2,150 stockholders of record. The high, low and closing prices of our stock on the New York Stock Exchange and dividends declared and paid during 2006 and 2005 were as follows:

	High	Low	Close	Cash Dividends
2006
First Quarter	$44.89	$38.50	$44.35	$.16
Second Quarter	$47.52	$41.96	$46.92	$.16
Third Quarter	$53.68	$46.37	$52.28	$.16
Fourth Quarter	$52.28	$46.43	$46.92	$.16

2005
First Quarter	$36.59	$32.26	$36.36	$.15
Second Quarter	$41.16	$30.87	$39.73	$.15
Third Quarter	$40.46	$34.70	$38.41	$.15
Fourth Quarter	$41.10	$36.46	$39.77	$.15
In January 2007, our Board of Directors increased our quarterly dividend to 17 cents per share of common stock. Although we currently intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.

Shareholder Assistance
If you have questions about your account or your shares of Manor Care stock, please contact our stock transfer agent, National City Bank.
National City Bank
Corporate Trust Operations
3rd Floor – North Annex
4100 W. 150th Street
Cleveland, Ohio 44135
Phone: (800) 622-6757
Fax: (216) 257-8508
Mailing address:
P.O. Box 92301
Cleveland, Ohio 44193-0900
Issuer Purchases of Equity Securities
The following table provides information with respect to stock we repurchased during the fourth quarter of 2006:

			Total Number of	Approximate Dollar
		Average	Shares Purchased as	Value of Shares that
	Total Number	Price	Part of Publicly	May Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
10/1/06-10/31/06				$170,275,747
11/1/06-11/30/06	725,000	$47.32	725,000	$135,968,820
12/1/06-12/31/06	502,300	$47.48	502,300	$112,119,237

Total	1,227,300	$47.39	1,227,300

(1)	The Company’s Board of Directors authorized the following share repurchase programs, and two of the programs expired on December 31, 2006 but were fully utilized:

	Amount
Date	Approved	Expiration
Announced	(in millions)	Date
July 22, 2005	$300	December 31, 2006
January 27, 2006	$100	December 31, 2006
May 10, 2006	$300	December 31, 2007

Item 6. Selected Financial Data
Five-Year Financial History

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts and Other Data)
Results of Operations
Revenues	$3,613,185	$3,417,290	$3,208,867	$3,029,441	$2,905,448
Expenses:
Operating	2,969,887	2,820,431	2,647,849	2,523,534	2,401,636
General and administrative	195,906	164,189	140,587	157,566	131,628
Depreciation and amortization	145,379	139,203	127,821	128,810	124,895
Asset impairment	10,792	2,451			33,574

	3,321,964	3,126,274	2,916,257	2,809,910	2,691,733

Income before other income (expenses) and income taxes	291,221	291,016	292,610	219,531	213,715
Other income (expenses):
Interest expense	(31,513)	(41,240)	(42,420)	(41,927)	(37,651)
Early extinguishment of debt		(18,634)	(11,160)
Gain (loss) on sale of assets	(210)	16,431	6,400	3,947	30,651
Equity in earnings of affiliated companies	5,776	5,492	6,975	7,236	4,761
Interest income and other	1,284	4,607	2,474	1,625	1,208

Total other expenses, net	(24,663)	(33,344)	(37,731)	(29,119)	(1,031)

Income before income taxes	266,558	257,672	254,879	190,412	212,684
Income taxes	96,998	96,717	86,657	71,405	80,820

Income before cumulative effect	$169,560	$160,955	$168,222	$119,007	$131,864

Earnings per share:
Income before cumulative effect
Basic	$2.24	$1.93	$1.94	$1.33	$1.34
Diluted	$2.17	$1.89	$1.90	$1.30	$1.33
Cash dividends declared per common share	$.64	$.60	$.56	$.25

Cash Flows
Cash flows from operations	$275,184	$353,948	$329,766	$300,464	$283,293

Financial Position
Total assets	$2,398,477	$2,339,234	$2,350,464	$2,396,711	$2,329,072
Long-term debt	955,211	707,666	555,275	659,181	373,112
Shareholders’ equity	573,193	773,723	984,159	975,105	1,016,047

Other Data (Unaudited)
Number of skilled nursing and assisted living facilities	343	341	344	363	366
See Management’s Discussion and Analysis comparing the results of operations for the years 2004 through 2006 on pages 27-33. In 2002, the Company recorded $33.6 million in asset impairment, which was included on a separate line item, and $30.7 million on the net gain on sale of assets, which included $31.1 million related to the sale of the Company’s only hospital that was located in Mesquite, Texas.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Overview
Manor Care, Inc., which we also refer to as Manor Care or HCR Manor Care, provides a range of health care services, including skilled nursing care, assisted living, post-acute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy.
     Long-Term Care. The most significant portion of our business relates to long-term care, including skilled nursing care and assisted living. On December 31, 2006, we operated 278 skilled nursing facilities and 65 assisted living facilities in 30 states, with 62 percent of our facilities located in Florida, Illinois, Michigan, Ohio and Pennsylvania. Within some of our centers, we have medical specialty units which provide post-acute medical and rehabilitation care and/or Alzheimer’s care programs.
The table below details the activity in the number of skilled nursing and assisted living facilities and beds during the past three years. The additions represent facilities that we built. The divestitures include facilities that were sold or converted into a long-term acute care hospital, as well as facilities with a lease that expired or was terminated. We sold certain facilities that no longer fit our strategic growth plan. Their results of operations are insignificant to us. In 2006, we completed construction on three skilled nursing centers, two of which opened in 2006 and one which opened in January 2007. We currently have one skilled nursing facility under construction, which we expect to open in the spring of 2007. We have not included in the table any activity related to expansion of beds in existing facilities.

	2006		2005		2004
	Facilities	Beds	Facilities	Beds	Facilities	Beds
Skilled nursing facilities:
Additions	2	240	1	100	2	173
Divestitures	—	—	4	565	16	2,613
Assisted living facilities:
Divestitures	—	—	—	—	5	532
     Hospice and Home Health. Our hospice and home health business includes all levels of hospice care, home care and rehabilitation therapy, with 116 offices in 25 states. In addition, we operated nine inpatient hospice facilities at December 31, 2006. The growth in our hospice and home health business is primarily a result of opening additional offices and expanding our hospice patient base in existing markets where we also operate long-term care facilities. We also had growth from small acquisitions.

     Other Health Care Services. In addition to the rehabilitation provided in each of our skilled nursing centers, we provide rehabilitation therapy in our 92 outpatient therapy clinics and at work sites, schools, hospitals and other health care settings. Our outpatient therapy business primarily performs services in Midwestern and Mid-Atlantic states, Texas and Florida.
     Other Services. In the fourth quarter of 2006, we sold our medical transcription company, whose business was converting medical dictation into electronically formatted patient records. Health care providers use the records in connection with patient care and other administrative purposes.
     Medicare and Medicaid Payments. Government reimbursement programs such as Medicare and Medicaid prescribe, by law, the billing methods and amounts that health care providers may charge and be reimbursed to care for patients covered by these programs. Congress has passed a number of laws that have effected major changes in the Medicare and Medicaid programs. The Balanced Budget Act of 1997, or the Budget Act, sought to achieve a balanced federal budget by, among other things, reducing federal spending on Medicare and Medicaid to various providers.
In 1999 and 2000, Congress passed legislation to redress certain reductions in Medicare reimbursement resulting from the Budget Act. Further refinements also were made by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In addition, in February 2006, Congress enacted the Deficit Reduction Act, or DRA, which will reduce net Medicare and Medicaid spending, and in December 2006, Congress passed the Tax Relief and Health Care Act of 2006, which also affects payments under the Medicare and Medicaid programs. Several key provisions of this legislation and implementing regulations include:
♦	A temporary payment increase for certain high-cost nursing home patients, for services provided from April 1, 2000 and continuing until the Centers for Medicare & Medicaid Services, or CMS, implements a refined patient classification to better account for medically complex patients. Although CMS did not implement such refinements for several years, CMS’ final payment rule for fiscal year 2006 adopted the new patient classification refinements effective January 1, 2006, thus triggering the expiration of the high-acuity payment add-ons. We previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of payment add-ons and new patient classification refinements. However, we offset the rate decrease in 2006 with our continuing shift to higher-acuity and higher rate-category patients. Excluding the 3.1 percent rate increase effective October 1, 2006, our average Medicare rate in 2006 increased about $4 per day from the rate applicable in the fourth quarter of 2005.

♦	A moratorium on the Budget Act’s annual $1,500 therapy cap (indexed for inflation) on each of physical/speech therapy and occupational therapy beginning with services provided on or after January 1, 2000 through December 31, 2002. The per-beneficiary limits were imposed from September 1, 2003 to December 8, 2003, but were suspended again through calendar year 2005. With the expiration of the moratorium, they became effective January 1, 2006, subject to an exception process that allows additional therapy to beneficiaries over the cap levels. The inflation-adjusted caps were $1,740 in 2006. As of January 1, 2007, the inflation-adjusted caps are $1,780. The exception process continues, and is automatic for beneficiaries with qualifying conditions.

♦	In the Tax Relief and Health Care Act of 2006, Congress reduced the limit on Medicaid provider taxes for the period January 1, 2008 through September 30, 2011 from the 6 percent set by CMS regulations to a 5.5 percent limit set by statute. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding.
Our Medicare rates for 2004 through 2006 were affected by the following annual increases. CMS increased skilled nursing facility payment rates by providing an inflation update (or market basket increase) of 2.8 percent, 3.1 percent and 3.1 percent effective October 1, 2004, 2005 and 2006, respectively. No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any action or the form of relief, if any, that may be enacted.
We face challenges with respect to states’ Medicaid payments, because many currently do not cover the total costs incurred in providing care to those patients. States will continue to control Medicaid expenditures but also look for adequate funding sources, including provider assessments. Our average Medicaid rate increased 4 percent between 2005 and 2006. However, when taking into account the increase in accompanying state provider assessments, the net Medicaid rate increased approximately 3 percent between 2005 and 2006. We expect our Medicaid rate net of provider assessments to increase about 3 percent in 2007. Further, DRA includes several provisions designed to reduce Medicaid spending. These provisions include, among others, provisions strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. Other provisions could increase state funding for home and community-based services, potentially having an impact on funding for nursing facilities. There is no assurance that the funding for our services will increase or decrease in the future.
On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which, if enacted, would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over five years. In particular, the budget proposal would freeze payments in fiscal year 2008 for skilled nursing facilities, and the payment update would be 0.65 percent less than the routine inflation update (or market basket increase) annually thereafter. Home health agency payment rates would be frozen in 2008 through 2012, and the update would be reduced by 0.65 annually thereafter. Payment updates for hospice services would be reduced by 0.65 percent below the full market basket level beginning in fiscal year 2008 and thereafter. The budget also would move toward site-neutral post-hospital payments to limit what the Administration characterizes as inappropriate incentives for five conditions commonly treated in both skilled nursing facilities and inpatient rehabilitation facilities. All bad debt reimbursement for unpaid beneficiary cost-sharing would be eliminated over four years. In addition, a budget mechanism would be established to automatically reduce Medicare spending if the portion of Medicare expenditures funded through general revenue is projected to exceed 45 percent within the next seven years. The budget also includes a series of proposals having an impact on Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Many of the proposed policy changes would require congressional approval to implement.
     Labor. Labor costs consist of wages, temporary nursing staffing and payroll overhead, including workers’ compensation. Labor costs accounted for approximately 59 percent of the operating expenses of our long-term care segment in 2006. Our long-term care wage rate increases in 2006 were approximately 4 percent. We continued to decrease our workers’ compensation expense in 2006. See additional discussion of workers’ compensation under Critical Accounting Policies.
We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage employees. Although we currently do not face a staffing shortage in all markets where we operate, we have used high-priced temporary help to supplement staffing levels in markets with shortages of health care workers. Since 2001, we have implemented additional training and education programs which have helped with retention of employees. Our temporary staffing costs remained stable between 2004 and 2006 and represented less than 1 percent of our labor costs for each of those years. Approximately 80 percent of our facilities did not use temporary staffing in the fourth quarter of 2006. If the shortage of nurses or other health care workers worsens in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs.
     General and Professional Liability Costs. Patient care liability remains a serious industry-wide cost issue. The health care industry is making progress in state legislatures and at the national level to enact tort reform. Certain key states have made a start at meaningful tort reform. With tort reform and our proactive management initiatives, our number of new claims has stabilized, and our average settlement cost per claim has decreased.

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
     Receivables and Revenue Recognition. Revenues are recognized when the related patient services are provided. The revenues are based on established rates adjusted to amounts expected to be received under governmental programs and other third-party contractual arrangements. Receivables and revenues are stated at amounts estimated by us to be the net realizable value. No individual customer or group of customers accounts for a significant portion of our revenues or receivables. Certain classes of patients rely on a common source of funds to pay the cost of their care, such as the federal Medicare program and various state Medicaid programs. Medicare program revenues for the years prior to the implementation of the prospective payment system and certain Medicaid program revenues are subject to audit and retroactive adjustment by government representatives. We are currently appealing the Medicare fiscal intermediary’s incorrect adjustment of certain expenses on the 1997 through 1999 home office cost reports of a predecessor entity, which required us to make a repayment of $34.1 million in 2005, an amount that is recorded as a receivable on our balance sheet. Although we believe that we have strong arguments to support why these amounts should be returned to us, there is no guarantee that we will be successful in our appeal or that this process will be completed in an expeditious manner. A failure of our appeal could lead to the establishment of reserves and the eventual write-off of the receivables we have established.
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
     Impairment of Property and Equipment, Intangible Assets and Goodwill. We evaluate our property and equipment and intangible assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the life of the asset may need to be changed. We consider internal and external factors of the individual facility or asset, including changes in the regulatory environment, changes in national health care trends, current period cash flow loss combined with a history of cash flow losses, and local market developments. If these factors and the projected undiscounted cash flow of the entity over its remaining life indicate that the asset will not be recoverable, the carrying value will be adjusted to its fair value if it is lower. If our projections or assumptions change in the future, we may be required to record additional impairment charges for our assets.
We test for the recoverability of goodwill annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amounts of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined by using cash flow analysis which projects the future cash flows and discounts those cash flows to the present value. The projection of future cash flows is dependent upon assumptions regarding future levels of income, including changes in Medicare and Medicaid reimbursement regulations. If the carrying value of a reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired, subject to additional analysis. In such a case, we may have to record a charge to our results of operations based on the results of the additional analysis.
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
Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both Company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the ultimate size of claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. We also monitor the reasonableness of the judgments made in the prior-year estimation process and adjust our current-year assumptions accordingly.
We do see an improving trend in terms of patient liability costs. Over the past three years, our number of new claims has been stable, and our average settlement cost per claim has decreased. Based on our review of trends, we determined that we would lower our accrual rate in the fourth quarter of 2006 by $2.4 million related to this quarter and on a prospective quarterly basis, and $4.4 million related to prior quarters in 2006. We expect our accrual for current claims to be $4.3 million per month through our policy period ending May 31, 2007. We did not make any change to our accrual rate in 2005, but we lowered our accrual rate by approximately $1.2 million on a quarterly basis in the fourth quarter of 2004. At December 31, 2006 and 2005, our general and professional liability consisted of short-term reserves of $61.7 million and $61.8 million, respectively, and long-term reserves of $109.0 million and $118.5 million, respectively. The expense for general and professional liability claims, premiums and administrative fees was $64.5 million, $72.5 million and $78.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses Company-specific data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The most significant assumptions used in the estimation process include determining the trend in costs, the expected costs of claims incurred but not reported and the expected future costs related to existing claims. In addition, we review industry trends, changes in the regulatory environment and our internal efforts to contain our costs with safety and training programs. During 2003 and continuing into 2004, we expanded and increased attention to our safety, training and claims management programs. The number of new claims in 2006 decreased in comparison to the past two years. As a result of these factors, our workers’ compensation expense decreased over the last three years. Our expense was $22.4 million, $24.5 million and $26.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the workers’ compensation liability consisted of short-term reserves of $21.0 million and $20.8 million, respectively, and long-term reserves of $37.0 million and $40.5 million, respectively. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Revenues. Our revenues in 2006 increased $195.9 million, or 6 percent, compared with 2005. Our revenues increased $248.6 million, or 7 percent, when excluding $52.7 million of prior-year revenues associated with provider assessments for several states, including Pennsylvania, in the first quarter of 2005. See the explanation below on how revenues and expenses are affected by provider assessments.
The Medicaid program is financed jointly by the federal government and the states. Under federal law, the states’ share of Medicaid costs generally must be financed from state or local public funds. However, the federal government provides additional federal matching funds to the states for Medicaid reimbursement purposes, based partly on provider assessments. Implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the assessment to pay increased reimbursement rates to the providers, which often include repayment of a portion of the provider assessment based on the provider’s percentage of Medicaid patients. In January 2005, CMS approved the Pennsylvania provider assessment, retroactive to July 1, 2003. The provider assessment is recorded in operating expenses. The associated Medicaid rate increase is recorded in revenues.
Revenues from our long-term care segment, excluding the prior-year revenues associated with provider assessments, increased $167.8 million, or 6 percent, due to increases in rates/patient mix of $155.3 million and occupancy of $32.9 million that were partially offset by a decrease in capacity of $20.4 million. Our revenues from the hospice and home health segment increased $84.5 million, or 21 percent, primarily from an increase in the number of patients utilizing our hospice services.
We received rate increases for the long-term care segment from Medicare, Medicaid and private pay sources. Our average Medicare rate increased 6 percent from $362 per day in 2005 to $385 per day in 2006. As discussed in the Results of Operations – Overview above, we previously expected our average Medicare rate to decrease $17 to $20 per day in the first quarter of 2006 as a result of the expiration of payment add-ons and new patient classification refinements. However, we offset the rate decrease in 2006 with our continuing shift to higher-acuity and higher rate-category patients. Our average Medicaid rate, excluding prior-period revenues, increased 4 percent from $147 per day in 2005 to $153 per day in 2006. However, when taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 3 percent compared with the prior year. Our average private and other rates for our skilled nursing facilities increased 6 percent from $214 per day in 2005 to $227 per day in 2006. The increase in overall rates was also a result of a shift in the mix of our patients to a higher percentage of Medicare patients.
Our overall occupancy levels increased from 88 percent for 2005 to 89 percent for 2006. Excluding start-up facilities, our occupancy levels remained constant at 89 percent for 2005 and 2006. Our occupancy levels for skilled nursing facilities increased from 89 percent for 2005 to 90 percent for 2006.
The decline in our bed capacity between 2005 and 2006 resulted primarily from the divestiture of four facilities in 2005. The quality mix of revenues from Medicare, private pay and insured patients that related to long-term care facilities and rehabilitation operations increased from 71 percent in 2005 to 72 percent in 2006.
     Operating Expenses. Our operating expenses in 2006 increased $149.5 million, or 5 percent, compared with 2005. Our operating expenses increased $196.4 million, or 7 percent, when excluding the retroactive prior-year provider assessments of $46.9 million for several states, including Pennsylvania, that were recorded in the first quarter of 2005. See the discussion of provider assessments in the Revenues section.

Excluding the prior-year provider assessments in 2005, operating expenses from our long-term care segment increased $122.1 million, or 5 percent, between 2005 and 2006. The largest portion of the operating expense increase of $54.3 million related to labor costs. The other significant operating expense increases included ancillary costs, excluding internal labor, of $32.2 million and bad debt expense of $24.8 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our higher-acuity patients. Bad debt expense increased primarily due to an increase in the aging of our accounts receivable. Partially offsetting these increases was a decrease in our general and professional liability expense of $7.4 million. Refer to our Critical Accounting Policies for additional discussion of our general and professional liability costs.
Our operating expenses from our hospice and home health segment increased $72.1 million, or 22 percent. The increase related to labor costs of $41.7 million, other nursing care costs, including medical equipment and supplies, of $12.9 million, and ancillary costs, including pharmaceuticals, of $8.3 million. Our operating margin declined in the fourth quarter of 2006 because of additional costs associated with the start-up of new offices and inpatient facilities.
     General and Administrative Expenses. Our general and administrative expenses increased $31.7 million between 2005 and 2006. The costs associated with our stock-based compensation, deferred compensation plans and non-qualified benefit plans represented $12.7 million of this amount. These costs increased because of the requirement to expense stock options including stock option grants that vested immediately as a result of an option reload feature, additional performance-vested restricted stock, additional restricted stock units, our stock price increase of 18 percent in 2006 compared with 12 percent in 2005, and general stock market increases. See Note 13 to the consolidated financial statements for additional discussion of stock-based compensation.
The other significant general and administrative expense in 2006 related to the termination of a previously frozen defined benefit pension plan on December 31, 2006. As part of this process, we made lump-sum distributions in the fourth quarter of 2006 to terminated vested participants who elected this option. In the first quarter of 2007, we will make either lump-sum distributions to participants or transfer account balances to a licensed insurance company for all remaining vested participants, based on the option elected by the participants. In accordance with Financial Accounting Standards Board (FASB) Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” these actions resulted in a partial settlement in the fourth quarter of 2006 and will result in a full settlement in the first quarter of 2007. The accounting rules do not allow recognition of the settlement until Manor Care is relieved of its obligation. We recorded a pretax charge of $8.9 million ($5.7 million after tax, or $.07 per share) in the fourth quarter of 2006, which included $7.4 million related to the partial settlement, $1.2 million related to a reduced return on assets because of the transfer of investments to money market funds, and the remainder related to the increased amortization of the net actuarial loss. We expect the full settlement to result in a pretax charge of approximately $25 million in the first quarter of 2007. At this time, we expect this pension charge to be a non-cash charge, because the pension assets are sufficient to cover the pension obligations. See Note 14 to the consolidated financial statements for additional discussion of employee benefit plans.
The remaining general and administrative expense increases related to wages, costs associated with new computer systems and other inflationary costs.
     Depreciation and Amortization. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in 2005. See Note 1 to our consolidated financial statements for further discussion. Excluding the leasehold improvement adjustment, our depreciation increased $8.5 million between 2005 and 2006, because of the completion of new construction projects and renovations to existing facilities.
     Asset Impairment. During the first quarter of 2006, we recorded a charge of $11.1 million ($7.0 million after tax, or $.09 per share) related to the write-down of our transcription business assets, as explained in Note 2 to the consolidated financial statements. We decided to exit the business and sold it in the fourth quarter of 2006, resulting in a $0.3 million decrease to our previously recorded impairment charge.
During the third quarter of 2005, we recorded a charge of $2.5 million related to the write-off of one leased facility’s assets, which related primarily to leasehold improvements. We concluded that we would not be able to improve the facility’s cash flow to a level sufficient to justify the asset value. We continue to operate this leased skilled nursing facility.
     Interest Expense. Interest expense decreased $9.7 million between 2005 and 2006, because of lower interest rates partially offset by higher debt levels. In May 2006, we issued $250 million principal amount of 2.0% Convertible Senior Notes due in 2036. See Note 6 to the consolidated financial statements for additional discussion of our debt issuance.
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
     Gain on Sale of Assets. Our gain on sale of assets in 2005 related primarily to a $17.6 million gain from the sale of three, non-strategic skilled nursing facilities in New Mexico.
     Interest Income and Other. Our interest income was higher in 2005, primarily as a result of the short-term investment of our cash and cash equivalents.
     Income Taxes. Our effective tax rate was 36.4 percent in 2006, compared with 37.5 percent in 2005. Our effective tax rate was lower in 2006 primarily because of the favorable resolution of prior years’ estimated federal and state tax liabilities. During 2006, the Internal

Revenue Service completed an examination of our federal tax returns for 2002 through 2004. We expect our 2007 tax rate to be comparable to 2005.
     Cumulative Effect of Change in Accounting Principle. The cumulative effect of the change in accounting for stock appreciation rights, or SARs, of $4.0 million ($2.5 million after tax, or $.03 per share) was a result of the adoption of FASB Statement No. 123R, “Share-Based Payment” (Statement 123R), as discussed in Note 13 to the consolidated financial statements. We were required to change our measurement method for our SARs liability from intrinsic value to fair value on January 1, 2006.
     Inflation. We believe that inflation has had only an immaterial impact on our results of operations.
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
     General and Administrative Expenses. Our general and administrative expenses increased $23.6 million from 2004 to 2005. The costs associated with our stock appreciation rights, restricted stock, non-qualified defined benefit plans and deferred compensation plans increased $16.1 million. Our restricted stock expense was higher than 2004 because of awards of performance-vested restricted stock in 2005 and the acceleration of the expense for time-vested restricted stock as discussed in more detail in Note 13 to the consolidated financial statements. The remaining increases related to wages, training costs associated with new computer systems and other general inflationary costs.
     Depreciation and Amortization. Our depreciation expense increased $10.6 million from 2004 to 2005. We recorded a $1.5 million adjustment to correct the amortization of leasehold improvements in 2005. See Note 1 to our consolidated financial statements for further discussion. Excluding the leasehold improvement adjustment and the impact of divested facilities in 2004 and 2005, depreciation expense increased $11.5 million, because of new construction projects and renovations to existing facilities.
     Early Extinguishment of Debt. During 2004, we purchased $50 million of our subsidiary’s 7.5% Senior Notes and $50 million of our 8% Senior Notes, pursuant to cash tender offers. We recorded costs of $11.2 million related to these tender offers, including a prepayment premium of $10.5 million, fees and expenses of $0.4 million, and the write-off of deferred financing costs of $0.3 million.
     Gain on Sale of Assets. Our gain on sale of assets in 2004 resulted primarily from the sale of 15 facilities and certain other assets.
     Equity in Earnings of Affiliated Companies. Our equity earnings decreased from 2004 to 2005 primarily because of the decline in earnings from our ownership interests in two hospitals.
     Income Taxes. Our effective tax rate was 37.5 percent in 2005, compared with 34.0 percent in 2004. Our effective tax rate was lower in 2004 primarily because of the adjustment of prior years’ estimated federal and state tax liabilities. In 2004, the Internal Revenue Service completed the examination of our federal income tax returns through 2001.
     Inflation. We believe that inflation has had only an immaterial impact on our results of operations.
Financial Condition — December 31, 2006 and 2005
Receivables increased $71.2 million, primarily because of a delay in the receipt of certain states’ Medicaid payments and the increase in Medicare receivables as a result of the increase in number of patients and increase in rates for our hospice agencies and skilled nursing centers.
As described in Note 14 to our consolidated financial statements, we adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” (Statement 158) on December 31, 2006. Statement 158 requires an employer to recognize a plan’s funded status on its consolidated balance sheet and recognize as a component of other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit costs (referred to below as unrecognized items). The adoption of Statement 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect operating results in future periods. The incremental effects of adopting the provisions of Statement 158 were changes to the following balance sheet line items:
♦	Decrease intangible assets by $9.0 million to a balance of zero, because Statement 158 eliminates the need to recognize intangible assets,

♦	Decrease other long-term assets by $25.4 million to a balance of $1.2 million, because the long-term asset now represents the overfunded status of the terminated pension plan, and the unrecognized items related to this plan are required to be included in accumulated other comprehensive loss,

♦	Decrease non-current deferred income taxes by $16.1 million to record the tax benefit on the unrecognized items that are included in equity net of tax,

♦	Increase other long-term liabilities by $10.4 million to a balance of $30.4 million, because the long-term liability represents the underfunded or unfunded obligation of three plans, and the unrecognized items related to these plans are required to be included in accumulated other comprehensive loss, and

♦	Increase accumulated other comprehensive loss by $28.6 million to a balance of $29.2 million, because the unrecognized items, net of tax, are recorded in equity until the items are recognized in the income statement.
Long-term debt increased as a result of the issuance of $250 million of Convertible Senior Notes in May 2006.
New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. We expect the adoption of FIN 48 to reduce retained earnings by less than $1.0 million.
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
Capital Resources and Liquidity
     Cash Flows. During 2006, we satisfied our cash requirements primarily with cash generated from operating activities and issuance of Convertible Senior Notes. We used the cash principally for capital expenditures, acquisitions, the purchase of our common stock and the payment of dividends. Cash flows from operating activities were $275.2 million for 2006, compared with $353.9 million for 2005. Our operating cash flows in 2006 included an increase in accounts receivable due to delay in certain states’ Medicaid payments and an increase in Medicare days and rates. We paid $57.0 million more in income tax payments for 2006 than for 2005. We estimate that our income tax payments will increase by approximately $50 million in 2007. Our operating cash flows in 2005 included Medicare settlement payments of $34.1 million related to the 1997 through 1999 home office cost reports of a predecessor entity, which are recorded as receivables and are under appeal.
     Investing Activities. Our expenditures for property and equipment of $148.7 million in 2006 included $57.0 million to construct new facilities and expand existing facilities. We opened our first freestanding hospice facility in the second quarter of 2006. We purchased two hospice businesses and a rehabilitation business in 2006. We also invested additional funds in our pharmacy partnership. In 2007, we expect our property, equipment and systems development expenditures to approximate $165 million, because of routine capital improvements, new facility construction, bed and therapy expansions, and the continuing upgrade of our financial and clinical information systems in our skilled nursing centers and hospice and home care agencies.
     Debt Agreements. In June 2006, we amended our five-year, $300 million revolving credit facility. The amendment increased our unsecured credit availability by $100 million to $400 million, while maintaining our uncommitted option to increase the facility by up to an additional $100 million (accordion feature). The amendment also extended the expiration date to June 22, 2011 and decreased the interest rate margin and facility fee. As of December 31, 2006, there was $36.0 million outstanding under this facility. After consideration of usage for letters of credit, $318.0 million, plus the accordion feature, was available for future borrowing.
In May 2006, we issued $250 million of 2.0% Convertible Senior Notes due 2036. The net proceeds were $244.3 million, after deducting fees and expenses. We used the net proceeds to purchase our common stock, as discussed below. See Note 6 to the consolidated financial statements for further discussion of our debt issuance.
The holders of our $100 million Convertible Senior Notes due 2023 have the ability to convert the notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, which it was as of December 31, 2006. The holders of $6.6 million principal amount of the Old Notes can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any. See Note 6 to our consolidated financial statements for a discussion of Old Notes and New Notes.
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

Our revolving credit agreement requires us to meet certain measurable financial ratio tests, to refrain from certain prohibited transactions (such as certain liens, larger-than-permitted dividends, stock redemptions and asset sales), and to fulfill certain affirmative obligations (such as paying taxes when due and maintaining properties and licenses). We met all covenants at December 31, 2006. None of our debt agreements permit the lenders to determine in their sole discretion that a material adverse change has occurred and either refuse to lend additional funds or accelerate current loans. Our 6.25% Senior Note agreement contains a clause that is triggered if we were to have a change-of-control that is immediately followed by a downgrade in debt rating by either Standard & Poor’s Ratings Service or Moody’s Investors Service, Inc. If a change-of-control were followed by a rating agency downgrade, we would be obligated to offer to redeem the 6.25% Senior Notes. As long as we offer to make such redemption, we will have satisfied the conditions of the 6.25% Senior Notes. Both Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. maintain an investment grade rating for our 6.25% Senior Notes, 2.125% Convertible Senior Notes due 2023, 2.125% Convertible Senior Notes due 2035 and 2.0% Convertible Senior Notes due 2036.
     Stock Purchase. At December 31, 2005, we had remaining authority to purchase $40.9 million of our common stock. In January 2006, our Board of Directors authorized us to spend up to $100 million to purchase our common stock through December 31, 2006. In May 2006, our Board authorized an additional $300 million to purchase our common stock through December 31, 2007. Utilizing these authorizations, we purchased 7.0 million shares during 2006 for $328.8 million, including 2.0 million shares as part of an accelerated share repurchase agreement, as described in Note 12 to the consolidated financial statements. As of December 31, 2006, we had $112.1 million remaining authority to repurchase our shares. We may use the shares purchased for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On January 26, 2007, we announced that Manor Care will pay a quarterly cash dividend of 17 cents per share to shareholders of record on February 12, 2007. This dividend will approximate $12.4 million and is payable February 26, 2007. Although we currently intend to declare and pay regular, quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.
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

Contractual Obligations
The following table provides information about our contractual obligations at December 31, 2006:

	Payments Due by Years
			2008-	2010-	After
	Total	2007	2009	2011	2011
	(In thousands)
Long-term debt, including interest payments (1)	$1,128,051	$33,454	$65,716	$552,631	$476,250
Capital lease obligations	12,188	1,718	1,136	863	8,471
Operating leases	61,810	16,321	25,007	11,225	9,257
Internal construction projects	4,878	4,878

Total	$1,206,927	$56,371	$91,859	$564,719	$493,978

(1)	The long-term debt obligation includes the principal payments and interest payments through the maturity date. For variable-rate debt, we have computed our obligation based on the rates in effect at December 31, 2006 until maturity. For our $100 million Convertible Senior Notes due 2023, the holders have the right to convert their notes at December 31, 2006, because our stock price exceeded the required average price. Because we have the ability and intent to finance the redemption with our revolving credit facility, we are including the principal payment and assuming interest is paid through June 22, 2011 (maturity date of credit facility). For our $400 million Convertible Senior Notes due 2035, the holders have the right to require us to purchase the notes on August 1, 2010. For our $250 million Convertible Senior Notes due 2036, the holders have the right to require us to purchase the notes on June 1, 2013. We are including the principal payment and assuming interest is paid through these dates.
In addition to our contractual obligations in the table above, we also have unfunded, non-qualified defined contribution plans with obligations of $54.8 million, as well as long-term senior executive retirement plan obligations, or SERP, of $45.7 million. We will be required to make payments upon termination in a lump sum, or upon retirement in a lump sum or on an installment basis. We have committed to release a portion of Manor Care’s share of the cash surrender value of split-dollar life insurance arrangements, which totaled $24.9 million at December 31, 2006, to fund the long-term SERP obligations, if necessary.
Off-Balance Sheet Arrangement
We lease our corporate headquarters under a synthetic lease, which provides a cost-effective means of providing office space. The lease obligation includes the annual operating lease payments that reflect interest-only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the maturity in 2009. At the maturity of the lease, our subsidiary will be obligated either to purchase the building by paying the $22.8 million of underlying debt or to vacate the building and pay the difference, if any, between that amount and the then fair market value of the building. We account for our synthetic lease as an operating lease. The residual guarantee of $22.8 million is an off-balance sheet arrangement. We believe that there is no deficiency related to its guarantee at December 31, 2006.
Commitments and Contingencies
     Letters of Credit. We had total letters of credit of $46.0 million at December 31, 2006 which benefit certain third-party insurers, and 99 percent of these letters of credit were related to recorded liabilities.
     Environmental Liabilities. One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties in a variety of actions relating to waste disposal sites that allegedly are subject to remedial action under the federal Comprehensive Environmental Response Compensation Liability Act, or CERCLA, and similar state laws. CERCLA imposes retroactive, strict joint and several liability on potentially responsible parties for the costs of hazardous waste clean-up. The actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies. Cenco was acquired in 1981 by a wholly owned subsidiary of Manor Care. The actions allege that Cenco transported or generated hazardous substances that came to be located at the sites in question. Environmental proceedings may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. These proceedings involve efforts by governmental entities or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. We cannot quantify with precision the potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, because of the inherent uncertainties of litigation and because the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of Manor Care are alleged to be a potentially responsible party has not yet been determined. At December 31, 2006, we had $4.8 million accrued in other long-term liabilities based on our current assessment of the likely outcome of the actions. The amount of our reserve is based on our continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which we are responsible. At December 31, 2006, there were no receivables related to insurance recoveries.
     General and Professional Liability. We are party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2006, the general and professional liability consisted of short-term reserves of $61.7 million and long-term reserves of $109.0 million. We can give no assurance that this liability will not require material adjustment in future periods.

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
These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:
♦	Changes in the health care industry because of political and economic influences;

♦	Changes in Medicare, Medicaid and certain private payors’ reimbursement levels or coverage requirements;

♦	Existing government regulations and changes in, or the failure to comply with, governmental regulations or the interpretations thereof;

♦	Changes in current trends in the cost and volume of patient care-related claims and workers’ compensation claims and in insurance costs related to such claims;

♦	The ability to attract and retain qualified personnel;

♦	Our existing and future debt which may affect our ability to obtain financing in the future or compliance with our debt covenants;

♦	Our ability to maintain or increase our occupancy levels in our skilled nursing and assisted living facilities;

♦	Our ability to maintain or increase our revenues in our hospice and home health care and rehabilitation businesses;

♦	Our ability to control operating costs;

♦	Integration of acquired businesses;

♦	Changes in, or the failure to comply with, regulations governing the transmission and privacy of health information;

♦	State regulation of the construction or expansion of health care providers;

♦	Legislative proposals for health care reform;

♦	Competition;

♦	The failure to comply with Medicare and Medicaid program requirements, occupational health and safety regulations, and other applicable federal and state laws, rules and regulations;

♦	The ability to enter into managed care provider arrangements on acceptable terms;

♦	Litigation;

♦	A reduction in cash reserves and shareholders’ equity upon our repurchase of our stock;

♦	An increase in senior debt or reduction in cash flow upon our purchase or sale of assets; and

♦	Conditions in the financial markets.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Changes in U.S. interest rates expose us to market risks inherent with derivatives and other financial instruments. Our interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to our U.S. dollar indebtedness. During 2006, we issued $250 million of 2.0% Convertible Senior Notes due 2036. As of December 31, 2006, outstanding borrowings totaled $36.0 million under our revolving credit facility.
The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and weighted-average interest rates by expected maturity dates. We assume the holders of our $100 million and $400 million Convertible Senior Notes will not require us to redeem or convert the notes through 2010, and we do not expect to redeem them in 2010. Therefore, we have included both of these notes in the Thereafter column. Neither we nor the holders of our $250 million Convertible Senior Notes can redeem the notes until 2013.

The following table provides information about our significant interest rate risk at December 31, 2006:

								Fair Value
	Expected Maturity Dates							Dec. 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt						$949,983	$949,983	$1,068,989
Average interest rate						3.0%	3.0%

Variable-rate debt	$36,000						$36,000	$36,000
Average interest rate	(1)						(1)

(1)	The weighted-average interest rate on loans under the revolving credit facility was 6.1 percent at December 31, 2006. We can borrow under the revolving credit facility, at our option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates on either a fixed- or floating-rate basis, at our option. Revolving borrowings will bear interest at variable rates that reflect, at our option, the agent bank’s base lending rate or an increment over Eurodollar indices, which ranges from 0.275 to 0.50 percent per annum, depending on our leverage ratio, as defined in the revolving credit facility.
The following table provides information about our significant interest rate risk at December 31, 2005:

								Fair Value
	Expected Maturity Dates							Dec. 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
	(Dollars in thousands)
Long-term debt:
Fixed-rate debt						$699,985	$699,985	$752,398
Average interest rate						3.4%	3.4%

Variable-rate debt	$22,800						$22,800	$22,800
Average interest rate	(1)						(1)

(1)	The weighted-average interest rate on loans under the revolving credit facility was 6.3 percent at December 31, 2005. We can borrow under the revolving credit facility, at our option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates on either a fixed- or floating-rate basis, at our option. Revolving borrowings will bear interest at variable rates that reflect, at our option, the agent bank’s base lending rate or an increment over Eurodollar indices, which ranges from 0.32 to 0.80 percent per annum, depending on our leverage ratio, as defined in the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Manor Care, Inc.
We have audited the accompanying consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manor Care, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Manor Care, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2007 expressed an unqualified opinion thereon.
As discussed in Notes 13 and 14 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation and defined benefit pension plans, respectively.
/s/ Ernst & Young LLP
Toledo, Ohio
January 30, 2007

Manor Care, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$17,658	$12,293
Receivables, less allowances for doubtful accounts of $74,644 and $60,726, respectively	565,831	494,620
Prepaid expenses and other assets	34,924	24,416
Deferred income taxes	781

Total current assets	619,194	531,329

Net property and equipment	1,493,576	1,484,475
Goodwill	132,997	103,357
Intangible assets, net of amortization of $1,862 and $3,309, respectively	5,782	20,012
Other assets	146,928	200,061

Total assets	$2,398,477	$2,339,234

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$120,621	$112,952
Employee compensation and benefits	165,001	157,002
Accrued insurance liabilities	109,538	108,275
Income tax payable	10,118	4,936
Other accrued liabilities	79,904	62,938
Deferred income taxes		3,633
Long-term debt due within one year	38,447	25,435

Total current liabilities	523,629	475,171

Long-term debt	955,211	707,666
Deferred income taxes	78,741	102,919
Other liabilities	267,703	279,755

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	407,506	364,845
Retained earnings	1,437,145	1,319,162
Accumulated other comprehensive loss	(29,217)	(978)

	1,816,544	1,684,139
Less treasury stock, at cost (38.3 and 32.3 million shares, respectively)	(1,243,351)	(910,416)

Total shareholders’ equity	573,193	773,723

Total liabilities and shareholders’ equity	$2,398,477	$2,339,234

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Income

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Revenues	$3,613,185	$3,417,290	$3,208,867
Expenses:
Operating	2,969,887	2,820,431	2,647,849
General and administrative	195,906	164,189	140,587
Depreciation and amortization	145,379	139,203	127,821
Asset impairment	10,792	2,451

	3,321,964	3,126,274	2,916,257

Income before other income (expenses) and income taxes	291,221	291,016	292,610

Other income (expenses):
Interest expense	(31,513)	(41,240)	(42,420)
Early extinguishment of debt		(18,634)	(11,160)
Gain (loss) on sale of assets	(210)	16,431	6,400
Equity in earnings of affiliated companies	5,776	5,492	6,975
Interest income and other	1,284	4,607	2,474

Total other expenses, net	(24,663)	(33,344)	(37,731)

Income before income taxes	266,558	257,672	254,879
Income taxes	96,998	96,717	86,657

Income before cumulative effect	169,560	160,955	168,222
Cumulative effect of change in accounting principle, net of tax	(2,476)

Net income	$167,084	$160,955	$168,222

Earnings per share — basic:
Income before cumulative effect	$2.24	$1.93	$1.94
Cumulative effect	(.03)

Net income	$2.21	$1.93	$1.94

Earnings per share — diluted:
Income before cumulative effect	$2.17	$1.89	$1.90
Cumulative effect	(.03)

Net income	$2.14	$1.89	$1.90

Weighted-average shares:
Basic	75,618	83,269	86,762
Diluted	78,285	85,044	88,725

Cash dividends declared per common share	$.64	$.60	$.56
See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
		(In thousands)
Operating Activities
Net income	$167,084	$160,955	$168,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,379	139,203	127,821
Asset impairment and other non-cash charges	14,760	2,451
Stock options and restricted stock compensation	20,394	11,243	1,908
Early extinguishment of debt		18,634	11,160
Provision for bad debts	59,334	34,665	30,124
Deferred income taxes	(11,416)	58,769	6,357
Net (gain) loss on sale of assets	210	(16,431)	(6,400)
Equity in earnings of affiliated companies	(5,776)	(5,492)	(6,975)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(135,914)	(103,060)	(48,559)
Prepaid expenses and other assets	17,585	11,074	4,356
Liabilities	3,544	41,937	41,752

Total adjustments	108,100	192,993	161,544

Net cash provided by operating activities	275,184	353,948	329,766

Investing Activities
Investment in property and equipment	(148,742)	(135,007)	(151,071)
Investment in systems development	(3,339)	(2,674)	(2,516)
Investment in partnership	(10,056)
Acquisitions	(20,983)	(8,685)	(4,025)
Proceeds from sale of assets	4,371	27,909	55,031
Proceeds from sale of minority interests in consolidated entity			2,778

Net cash used in investing activities	(178,749)	(118,457)	(99,803)

Financing Activities
Net borrowings under revolving credit facility	13,200	22,800
Proceeds from issuance of senior notes	250,000	400,000
Principal payments of long-term debt	(2,643)	(252,496)	(107,075)
Net payment of convertible note hedge and warrant option transactions		(53,800)
Payment of financing costs and debt prepayment premium	(5,975)	(28,226)	(11,181)
Purchase of common stock for treasury	(328,791)	(316,363)	(135,564)
Dividends paid	(48,913)	(50,286)	(49,306)
Proceeds from exercise of stock options	14,731	22,258	19,827
Excess tax benefits from share-based payment arrangements	17,321

Net cash used in financing activities	(91,070)	(256,113)	(283,299)

Net increase (decrease) in cash and cash equivalents	5,365	(20,622)	(53,336)
Cash and cash equivalents at beginning of period	12,293	32,915	86,251

Cash and cash equivalents at end of period	$17,658	$12,293	$32,915

See accompanying notes.

Manor Care, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
		Capital		Comprehensive			Total
	Common	in Excess	Retained	Income	Treasury Stock		Shareholders’
	Stock	of Par Value	Earnings	(Loss)	Shares	Amount	Equity
	(In thousands, except per share data)
Balance at January 1, 2004	$1,110	$357,832	$1,089,577	$(662)	(22,019)	$(472,752)	$975,105

Issue and vesting of restricted stock		(752)			133	2,660	1,908
Purchase of treasury stock					(4,446)	(145,269)	(145,269)
Exercise of stock options		2,818			1,289	24,495	27,313
Tax benefit from stock transactions		6,751					6,751
Cash dividends declared ($.56 per share)			(49,306)				(49,306)
Comprehensive income:
Net income			168,222
Other comprehensive income (loss), net of tax:
Unrealized gain on investments and reclassification adjustment				(535)
Minimum pension liability				(67)
Amortization of derivative loss				37
Total comprehensive income							167,657

Balance at December 31, 2004	1,110	366,649	1,208,493	(1,227)	(25,043)	(590,866)	984,159

Issue and vesting of restricted stock		2,476			286	4,665	7,141
Purchase of treasury stock					(9,212)	(349,536)	(349,536)
Exercise of stock options		10,105			1,665	25,321	35,426
Tax benefit from stock transactions		10,092					10,092
Cash dividends declared ($.60 per share)			(50,286)				(50,286)
Convertible note hedge and warrant, net of $29.3 million tax benefit		(24,477)					(24,477)
Comprehensive income:
Net income			160,955
Other comprehensive income, net of tax:
Minimum pension liability				132
Amortization of derivative loss				117
Total comprehensive income							161,204

Balance at December 31, 2005	1,110	364,845	1,319,162	(978)	(32,304)	(910,416)	773,723

Adoption of Statement 123R		4,102					4,102
Stock-based compensation		20,635	(188)				20,447
Issue of common and restricted stock		(2,152)			126	2,152
Purchase of treasury stock					(8,302)	(387,337)	(387,337)
Exercise of stock options		2,769			2,207	52,250	55,019
Tax benefit from stock transactions		17,307					17,307
Cash dividends declared ($.64 per share)			(48,913)				(48,913)
Comprehensive income:
Net income			167,084
Other comprehensive income, net of tax:
Minimum pension liability				358
Total comprehensive income							167,442
Adoption of Statement 158, net of tax				(28,597)			(28,597)

Balance at December 31, 2006	$1,110	$407,506	$1,437,145	$(29,217)	(38,273)	$(1,243,351)	$573,193

See accompanying notes.

Manor Care, Inc.
Notes to Consolidated Financial Statements
1. Accounting Policies
Nature of Operations
Manor Care, Inc. (the Company) is a provider of a range of health care services, including skilled nursing care, assisted living, post-acute medical and rehabilitation care, hospice care, home health care and rehabilitation therapy. The most significant portion of the Company’s business relates to skilled nursing care and assisted living, operating 343 centers in 30 states, with 62 percent located in Florida, Illinois, Michigan, Ohio and Pennsylvania. The hospice and home health business specializes in all levels of hospice care, home health and rehabilitation therapy, with 116 offices located in 25 states. The Company provides rehabilitation therapy in nursing centers of its own and others, and in the Company’s 92 outpatient therapy clinics serving the Midwestern and Mid-Atlantic states, Texas and Florida.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets and amounted to $70.6 million and $56.7 million at December 31, 2006 and 2005, respectively. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. Losses are limited to the extent of the Company’s investments in, advances to and guarantees for the entity. The Company had three significant equity investments at December 31, 2006. The Company has a 50 percent ownership and voting interest in a pharmacy partnership, with Omnicare, Inc. having the remaining interest. The Company has a 20 percent ownership and voting interest in two separate hospitals, with an affiliate of Health Management Associates, Inc. having the remaining interest.
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

Receivables and Revenues
Revenues are derived from services rendered to patients for long-term care, including skilled nursing and assisted living services, hospice and home health care, and rehabilitation therapy. Revenues are recorded when services are provided based on established rates adjusted to amounts expected to be received under governmental programs and other third-party contractual arrangements based on contractual terms. These revenues and receivables are stated at amounts estimated by management to be the net realizable value.
For private pay patients in skilled nursing or assisted living facilities, the Company bills in advance for the following month, with the remittance being due on the 10th day of the month the services are performed. A portion of the episodic Medicare payments for home health services are also received in advance of the services being rendered. All advance billings are recognized as revenue when the services are performed.
Medicare program revenues prior to June 1999 for skilled nursing facilities and October 2000 for home health agencies, as well as certain Medicaid program revenues, are subject to audit and retroactive adjustment by government representatives. Retroactive adjustments are estimated in the recording of revenues in the period the related services are rendered. These amounts are adjusted in future periods as adjustments become known or as cost reporting years are no longer subject to audits or reviews. In the opinion of management, any differences between the net revenues recorded and final determination will not materially affect the consolidated financial statements. Net third-party settlements amounted to a $52.1 million and $59.5 million receivable at December 31, 2006 and 2005, respectively. The receivable at December 31, 2006 and 2005 included $34.1 million in Medicare settlements paid in 2005 related to the 1997 through 1999 home office cost reports of a predecessor entity, which were adjusted incorrectly by the intermediary and are under appeal.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving material allegations of potential wrongdoing. While no such regulatory inquiries have been made, noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs.
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
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2005	$9,166	$27,578	$55,928	$92,672
Goodwill from acquisitions	1,879	8,806		10,685

Balance at December 31, 2005	11,045	36,384	55,928	103,357
Goodwill from acquisitions	923	19,350	9,367	29,640

Balance at December 31, 2006	$11,968	$55,734	$65,295	$132,997

Intangible Assets
Intangible assets of businesses acquired are amortized by the straight-line method over five years for non-compete agreements and 40 years for management contracts.
Impairment of Property and Equipment, Intangible Assets and Goodwill
The carrying value of property and equipment and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the useful life may need to be changed. The Company considers internal and external factors relating to each asset, including cash flow, contract changes, local market developments, national health care trends and other publicly available information. If these factors and the projected undiscounted cash flows of the business over the remaining useful life indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. See Note 2 for further discussion of impairment charges in 2006 and 2005.
The Company tests for the recoverability of goodwill annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amounts of the Company’s reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined by using cash flow analysis which projects the future cash flows and discounts those cash flows to the present value. The projection of future cash flows is dependent upon assumptions regarding future levels of income, including changes in Medicare and Medicaid reimbursement regulations. If the carrying value of a reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired, subject to additional analysis. In such a case, the Company may have to record a charge to its results of operations based on the results of the additional analysis.
Lease Accounting
During 2005, the Company completed an assessment of its accounting for over 150 leases and related amortization for leasehold improvements. Based on this assessment, the Company concluded that its previous accounting practices related to escalating rent over the term of the lease, free rental periods at the beginning of the lease and the leasehold amortization period were not correct. Historically, the Company expensed the lease payment as it was paid, but should have amortized the total lease payments on a straight-line basis over the lease term. The Company recorded a non-cash charge of $4.5 million ($2.8 million after tax, or $.03 per share) that reflected the correction. Of this amount, $3.0 million related to lease expense, consisting of $2.4 million of operating expenses and $0.6 million of general and administrative expenses. The remaining $1.5 million related to additional amortization of leasehold improvements. The Company retroactively changed the estimated useful lives of the leasehold improvements to the lesser of the useful life or the contractual term of the initial lease. The effect on the Company’s prior years’ earnings per share was not material.
Systems Development Costs
Costs incurred for systems development include consulting costs. These costs are capitalized and are amortized over the estimated useful lives of the related systems.
Investment in Life Insurance
Investment in corporate-owned life insurance policies is recorded net of policy loans in other assets. The net life insurance expense, which includes premiums and interest on cash surrender borrowings, net of all increases in cash surrender values, is included in operating expenses.
Insurance Liabilities
The Company purchases general and professional liability insurance and has maintained an unaggregated self-insured retention per occurrence ranging from $0.5 million to $12.5 million, depending on the policy year and state. In addition, for the policy period beginning June 1, 2004, the Company formed a captive insurance entity to provide a coverage layer of $12.5 million in excess of $12.5 million per claim. Provisions for estimated settlements, including incurred but not reported claims, are provided on an undiscounted basis in the period to which the coverage related. These provisions are based on internal and external evaluations of the merits of the individual claims and an analysis of claim history. Based on the Company’s historical data and review of recent claims, cost and other trends, management determines the appropriate reserve. Any adjustments resulting from this review are reflected in current earnings. Claims are paid over varying periods, which generally range from one to eight years. See Note 10 for further discussion.

The Company’s workers’ compensation insurance consists of a combination of insured and self-insured programs and limited participation in certain state programs. The Company is responsible for $500,000 per occurrence for insured programs. The Company is responsible for $1,000,000 per occurrence for self-insured programs and maintains insurance above this amount. The Company records an estimated liability, including incurred but not reported claims, for losses attributable to workers’ compensation claims based on internal evaluations and an analysis of claim history. The estimates are based on loss claim data, trends and assumptions. Claims are paid over varying periods and are generally fully paid within eight years. At December 31, 2006 and 2005, the workers’ compensation liability consisted of short-term reserves of $21.0 million and $20.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $37.0 million and $40.5 million, respectively, which were included in other long-term liabilities. The expense for workers’ compensation was $22.4 million, $24.5 million and $26.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, which amounts were included in operating expenses.
Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred $15.0 million, $14.8 million and $16.8 million in advertising costs for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income (income available to common shareholders) by the weighted-average number of common shares outstanding during the period. The numerator for diluted EPS is computed by adding net income and the after-tax amount of interest expense on the Company’s Convertible Senior Notes accounted for under the if-converted method. The denominator for diluted EPS includes the basic weighted-average shares as well as the potential dilution that could occur upon exercise, vesting or assumed conversion of non-qualified stock options, non-vested restricted stock units, performance-vested restricted stock, contingently Convertible Senior Notes, warrants and forward contracts. The Convertible Senior Notes that, upon conversion, provide for the total value of the notes to be settled in the Company’s common stock are included in diluted EPS under the if-converted method. The Convertible Senior Notes that, upon conversion, provide for the principal amount to be settled in cash and the excess value, if any, to be settled in the Company’s common stock are included in diluted EPS under the treasury stock method when the average stock price exceeds the conversion price. The warrants are included in diluted EPS under the treasury stock method when the average price exceeds the conversion price. The forward contract related to the Company’s accelerated share repurchase program was included in diluted EPS under the treasury stock method during the third quarter of 2005 assuming share settlement, because the Company had no previous practice or stated policy of settling in cash. The Company subsequently settled the contract in cash, as discussed in Note 12.
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
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company expects the adoption of FIN 48 to reduce retained earnings by less than $1.0 million.
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
2. Asset Impairment
During the Company’s quarterly review of long-lived assets in the first quarter of 2006, management determined that its medical transcription business should be written down by $11.1 million ($7.0 million after tax, or $.09 per share) based on its estimated realizable value. During March, the Company was notified that its largest medical transcription customer would not agree to a price increase, adversely affecting the future profitability of this business. The Company decided to exit the business and sold it in the fourth quarter of 2006, resulting in a $0.3 million decrease to its previously recorded impairment charge.
During the Company’s quarterly review of long-lived assets in 2005, management determined that one leased facility’s net assets of $2.5 million should be written off. The majority of the assets related to leasehold improvements. The Company changed facility management several times and tried different marketing approaches. Management concluded it would not be able to improve the facility’s cash flow to a level sufficient to justify the asset value. The Company continues to operate this leased skilled nursing facility.
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

The Company paid $21.0 million, $8.7 million and $4.0 million in 2006, 2005 and 2004, respectively, for the acquisition of hospice and home health businesses and rehabilitation therapy businesses. The acquisitions were accounted for under the purchase method of accounting. The results of operations of the acquired businesses were included in the consolidated statements of income from the date of acquisition. The pro forma consolidated results of operations would not be materially different from the amounts reported in prior years.
4. Revenues
The Company receives reimbursement under the federal Medicare program and various state Medicaid programs. Revenues under these programs totaled $2.5 billion, $2.4 billion and $2.2 billion for the years ended December 31, 2006, 2005 and 2004, respectively.
Revenues for certain health care services are as follows:

	2006	2005	2004
	(In thousands)
Skilled nursing and assisted living services	$3,009,045	$2,893,900	$2,708,201
Hospice and home health services	479,262	394,804	383,869
Rehabilitation services (excluding intercompany revenues)	94,391	97,495	85,306
Other services	30,487	31,091	31,491

	$3,613,185	$3,417,290	$3,208,867

5. Property and Equipment
Property and equipment consist of the following:

	2006	2005
	(In thousands)
Land and improvements	$230,503	$235,539
Buildings and improvements	1,684,265	1,652,308
Equipment and furnishings	312,623	328,772
Capitalized leases	24,041	23,928
Construction in progress	86,615	56,635

	2,338,047	2,297,182
Less accumulated depreciation	844,471	812,707

Net property and equipment	$1,493,576	$1,484,475

Depreciation expense, including amortization of capitalized leases, amounted to $139.0 million, $132.1 million and $121.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated depreciation included $12.4 million and $11.4 million at December 31, 2006 and 2005, respectively, relating to capitalized leases.
Capitalized systems development costs of $32.5 million and $33.4 million at December 31, 2006 and 2005, respectively, net of accumulated amortization of $22.7 million and $21.4 million, respectively, are included in other assets. Amortization expense related to capitalized systems development costs amounted to $5.6 million, $6.5 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
6. Debt
Debt consists of the following:

	2006	2005
	(In thousands)
Revolving credit facility	$36,000	$22,800
Senior Notes, 6.25%, due May 1, 2013 (1)	199,605	199,542
Convertible Senior Notes:
2.125%, due April 15, 2023: (2)
Old Notes	6,552	6,552
New Notes	93,431	93,433
2.125%, due August 1, 2035 (3)	400,000	400,000
2.0%, due June 1, 2036	250,000
Other debt	2,640	3,914
Capital lease obligations	5,430	6,860

	993,658	733,101
Less amounts due within one year	38,447	25,435

Long-term debt	$955,211	$707,666

(1) Net of discount

(2) Interest rate increased to 2.625% from August 20, 2003 through December 31, 2008

(3) Interest will decrease to 1.875% after August 1, 2010
       Revolving Credit Facility. In May 2005, the Company terminated its existing three-year, $200 million revolving credit facility that was scheduled to mature April 21, 2006. Simultaneously, the Company entered into a new five-year, $300 million unsecured revolving credit facility with a group of lenders, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature), which was amended in June 2006. The amended credit facility changed the existing credit facility, primarily, by (1)

increasing the unsecured credit by $100 million to $400 million, with the uncommitted option to increase the facility by up to an additional $100 million (accordion feature), (2) changing the expiration date from May 27, 2010 to June 22, 2011, and (3) decreasing the interest rate margin and facility fee. Loans under the revolving credit facility are guaranteed by substantially all of the Company’s subsidiaries. This credit facility contains various covenants, restrictions and events of default. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on its ability to incur indebtedness, create liens, pay dividends, repurchase stock and dispose of assets.
The Company can borrow under the credit facility, at its option, on either a competitive advance basis or a revolving credit basis. Competitive borrowings will bear interest at market rates prevailing at the time of the borrowing on either a fixed-rate or a floating-rate basis, at the Company’s option. Revolving borrowings will bear interest at variable rates that reflect, at the Company’s option, the agent bank’s base lending rate or an increment over Eurodollar indices, depending on the quarterly performance of a key ratio (debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement). The credit facility also provides for a fee on the total amount of the facility, depending on the same key ratio. In addition to direct borrowings, the credit facility may be used to support the issuance of up to $125 million of letters of credit. At December 31, 2006 and 2005, the average interest rate on the loans under the revolving credit facility was 6.1 percent and 6.3 percent, respectively, excluding the fee on the total facility. As of December 31, 2006, $36.0 million was outstanding under this facility, and after consideration of usage for letters of credit, $318.0 million, plus the accordion feature, was available for future borrowing.
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
     Convertible Senior Notes due 2023. In 2004, the Company completed an exchange offer for its 2.125% Convertible Senior Notes due 2023 (the 2023 Notes) because of a change in accounting rules that required contingently convertible securities to be included in diluted earnings per share (if dilutive), regardless of whether the market price trigger had been met. The Company exchanged $93.4 million principal amount of Old Notes for New Notes with a net share settlement provision, which allowed the Company to substitute cash for the principal value portion of the conversion value due holders of the New Notes, thereby reducing the number of shares of common stock issued upon conversion. The New Note holders also received an exchange fee of 0.25 percent of the principal amount of the Old Notes exchanged. In addition, the Company is now required to pay in cash the purchase price to New Note holders upon redemption on certain dates or in connection with certain events.
The initial conversion price is $31.12 per share of common stock, equivalent to 32.1337 shares of the Company’s common stock per $1,000 principal amount of notes. The conversion price is subject to adjustment in certain events. The holders of the Old Notes may convert their notes into shares of the Company’s common stock or the holders of the New Notes may convert their notes into cash for the principal value and into shares of the Company’s common stock for the excess value, if any, prior to the stated maturity at their option only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date, (2) if the Company has called the 2023 Notes for redemption, (3) upon the occurrence of specified corporate transactions, or (4) if the credit ratings assigned to the 2023 Notes decline to certain levels.
At its option, the Company may redeem the 2023 Notes on or after April 15, 2010 for cash at 100 percent of the principal amount. Starting with the six-month period beginning April 15, 2010, the Company may under certain circumstances be obligated to pay contingent interest to the holders of the 2023 Notes. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material. The holders of the 2023 Notes may require the Company to purchase all or a portion of their notes at any of five specified dates during the life of the notes. On the first date, April 15, 2005, the Company was obligated to redeem $15,000 and was required to pay in cash. The next date is April 15, 2008. On the specified dates other than the first, the Company is required to pay the New Notes in cash, but may elect to satisfy the repurchase of the Old Notes in whole or in part with common stock rather than cash.
     Convertible Senior Notes due 2035. In August 2005, the Company issued $400 million principal amount of 2.125% Convertible Senior Notes due in 2035 (the 2035 Notes) in a private placement and subsequently registered the 2035 Notes with the Securities and Exchange Commission in December 2005.
The 2035 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 22.3474 shares per $1,000 principal amount of 2035 Notes (which represents an initial conversion price of approximately $44.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 120 percent of the conversion price per share of common stock on such conversion date, (2) if the Company has called the 2035 Notes for redemption, (3) upon the occurrence of specified corporate transactions, or (4) if the credit ratings assigned to the 2035 Notes decline to certain levels. In general, upon conversion of a note, a holder will receive (a) cash equal to the lesser of the principal amount of the note or the conversion value of the note and (b) common stock of the Company for any conversion value in excess of the principal amount.
At its option, the Company may redeem the 2035 Notes on or after August 1, 2010 for cash at 100 percent of the principal amount. The holders of the 2035 Notes may require the Company to purchase all or a portion of their notes under certain circumstances, in each case at a repurchase price in cash equal to 100 percent of the principal amount of the repurchased 2035 Notes at any of five specified dates during the life of the 2035 Notes, with the first such date being August 1, 2010, or if certain fundamental changes occur.
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
The net proceeds of $390.8 million from issuing the 2035 Notes were used to purchase $237.0 million of the Company’s common stock (a portion of which purchase was completed under an accelerated share repurchase agreement, as discussed in Note 12), to pay the net cost of $53.8 million of the convertible note hedge and warrant option transactions, and to redeem the remaining $100 million principal amount of the 7.5% Senior Notes.
     Convertible Senior Notes due 2036. In May 2006, the Company issued $250 million principal amount of 2.0% Convertible Senior Notes due in 2036 (the 2036 Notes) in a private placement and subsequently registered the 2036 Notes with the Securities and Exchange Commission in August 2006. Starting with the six-month period beginning June 1, 2013, the Company may under certain circumstances be obligated to pay contingent interest to the holders of the 2036 Notes. The Company’s obligation to pay contingent interest is considered to be an embedded derivative, and the value is not material.
The 2036 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 20.0992 shares per $1,000 principal amount of 2036 Notes (which represents an initial conversion price of approximately $49.75 per share), only under the following circumstances: (1) if the average of the last reported sales prices of the Company’s common stock for the 20 trading days immediately prior to the conversion date is greater than or equal to 130 percent of the conversion price per share of common stock on such conversion date, (2) if the Company has called the 2036 Notes for redemption, (3) upon the occurrence of specified corporate transactions, or (4) if the credit ratings assigned to the 2036 Notes decline to certain levels. In general, upon conversion of a note, a holder will receive (a) cash equal to the lesser of the principal amount of the note or the conversion value of the note and (b) common stock of the Company for any conversion value in excess of the principal amount.
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
The net proceeds from the issuance of the 2036 Notes were $244.3 million, after deducting fees and expenses. The Company used the net proceeds to purchase its common stock (a portion of which purchase was completed under an accelerated share repurchase agreement, as discussed in Note 12).
Substantially all of the Company’s subsidiaries guarantee the 6.25% Senior Notes, the 2023 Notes, the 2035 Notes and the 2036 Notes, and these subsidiaries are 100 percent owned. The guarantees are full and unconditional and joint and several, and the Company’s non-guarantor subsidiaries are minor. The parent company has no independent assets or operations.
     Other Debt. The interest rates on other long-term debt are all variable with an average rate of 6.1 percent. Maturities range from 2008 to 2009. Owned property with a net book value of $13.4 million is pledged or mortgaged.
Interest paid, primarily related to debt, amounted to $29.5 million, $39.7 million and $40.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also paid $17.9 million and $10.5 million for the years ended December 31, 2005 and 2004, respectively, related to debt prepayment premiums and interest rate swap unwind fees. Capitalized interest costs amounted to $1.8 million, $1.0 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Debt maturities for the five years subsequent to December 31, 2006 are as follows: 2007 – $38.5 million; 2008 – $1.6 million; 2009 – $0.3 million; 2010 – $400.1 million; and 2011 – $100.1 million. Debt maturities in 2010 include the Company’s 2035 Notes because the Company may be required to redeem the 2035 Notes from its holders on August 1, 2010. Debt maturities in 2011 include the Company’s 2023 Notes. The holders of the 2023 Notes could convert their notes at December 31, 2006, because the Company’s stock price exceeded the required average price. The Company classified the 2023 Notes as long-term because it has the ability and intent to finance the redemption with its revolving credit facility that matures June 22, 2011.

7. Fair Value of Financial Instruments
The carrying amount and fair value of the financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$17,658	$17,658	$12,293	$12,293
Debt, excluding capitalized leases	988,228	1,107,629	726,241	779,112
The carrying amount of cash and cash equivalents is equal to its fair value due to the short maturity of the investments.
The fair value of the Senior Notes and Convertible Senior Notes is based on quoted market values. The Company’s variable-rate debt is considered to be at fair value.
8. Leases
The Company leases certain property and equipment under both operating and capital leases, which expire at various dates to 2036. Certain of the facility leases contain purchase options. The Company’s corporate headquarters is leased by one of its subsidiaries, and the Company has guaranteed its subsidiary’s obligations thereunder. The lease obligation includes the annual operating lease payments that reflect interest only payments on the lessor’s $22.8 million of underlying debt obligations, as well as a residual guarantee of that amount at the maturity in 2009. At the maturity of the lease, the Company’s subsidiary will be obligated either to purchase the building by paying the $22.8 million of underlying debt or to vacate the building and cover the difference, if any, between that amount and the then fair market value of the building. The residual guarantee of $22.8 million is an off-balance sheet arrangement, and is not included in the table below. The Company believes that there is no deficiency related to its guarantee at December 31, 2006.

Payments under non-cancelable operating leases, minimum lease payments and the present value of net minimum lease payments under capital leases as of December 31, 2006 are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
2007	$16,321	$1,718
2008	14,292	618
2009	10,715	518
2010	7,340	437
2011	3,885	426
Later years	9,257	8,471

Total minimum lease payments	$61,810	12,188

Less amount representing interest		6,758

Present value of net minimum lease payments (included in long-term debt – see Note 6)		$5,430

Rental expense was $21.1million, $19.9 million and $21.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2005 rental expense excluded a correction of $3.0 million in the Company’s lease accounting practices recorded in the second quarter of 2005. At December 31, 2006, the Company had a current liability of $0.1 million and a long-term liability of $3.0 million that represented the straight-line lease expense in excess of payments for its operating lease obligations.

9. Income Taxes
The provision for income taxes before cumulative effect consists of the following:

	2006	2005	2004
	(In thousands)
Current:
Federal	$96,887	$32,101	$68,492
State and local	10,035	5,847	11,808

	106,922	37,948	80,300

Deferred:
Federal	(8,449)	61,070	7,384
State and local	(1,475)	(2,301)	(1,027)

	(9,924)	58,769	6,357

Provision for income taxes before cumulative effect	$96,998	$96,717	$86,657

The reconciliation of (a) the amount computed by applying the statutory federal income tax rate to income before income taxes to (b) the provision for income taxes before cumulative effect is as follows:

	2006	2005	2004
	(In thousands)
Income taxes computed at statutory rate	$93,295	$90,185	$89,208
Differences resulting from:
State and local income taxes	5,564	2,305	7,008
Adjustment to prior years’ estimated tax liabilities	(3,393)		(8,912)
Other	1,532	4,227	(647)

Provision for income taxes before cumulative effect	$96,998	$96,717	$86,657

The Internal Revenue Service has examined the Company’s federal income tax returns through 2004, and appropriate adjustments have been made to prior years’ estimated tax liabilities. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s federal and state deferred tax assets and liabilities are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Accrued insurance liabilities	$80,872	$87,298
Employee compensation and benefits	73,316	59,743
Convertible note hedge	21,659	27,236
State net operating loss and credit carryforward	20,417	9,712
Allowances for receivables and settlements	13,057	10,154
Other	4,667	3,464

	213,988	197,607
Valuation allowance	(18,978)	(9,106)

	$195,010	$188,501

Deferred tax liabilities:
Depreciable/amortizable assets	$165,114	$173,793
Prepaid employee leasing services	62,634	58,847
Leveraged leases	19,912	22,309
Interest on Convertible Senior Notes	9,628	5,554
Pension receivable	831	12,780
Other	14,851	21,770

	$272,970	$295,053

Net deferred tax liabilities	$(77,960)	$(106,552)

The Company has deferred tax assets related to state net operating loss and credit carryforwards with expiration dates varying from 2007 through 2026. These potential future state tax benefits have been largely offset by a valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various state jurisdictions to utilize the benefits before expiration.
Income taxes paid, net of refunds, amounted to $84.8 million, $27.8 million and $68.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
10. Commitments/Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At December 31, 2006 and 2005, the Company had $4.8 million accrued in other long-term liabilities based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At December 31, 2006 and 2005, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At December 31, 2006 and 2005, the general and professional liability consisted of short-term reserves of $61.7 million and $61.8 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $109.0 million and $118.5 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $64.5 million, $72.5 million and $78.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.
As of December 31, 2006, the Company had contractual commitments of $4.9 million relating to its internal construction program. As of December 31, 2006, the Company had total letters of credit of $46.0 million that benefit certain third-party insurers, and 99 percent of these letters of credit related to recorded liabilities.

11. Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	2006	2005	2004
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$169,560	$160,955	$168,222
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	109	108	108

Numerator for diluted EPS	$169,669	$161,063	$168,330

Denominator:
Denominator for basic EPS – weighted-average shares	75,618	83,269	86,762
Effect of dilutive securities:
Stock options	915	1,050	1,114
Restricted stock or units	109	26	469
Convertible Senior Notes	1,643	685	380
Forward contract		14

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	78,285	85,044	88,725

EPS — Income before cumulative effect:
Basic	$2.24	$1.93	$1.94
Diluted	$2.17	$1.89	$1.90
Options to purchase shares of the Company’s common stock that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares were 0.5 million shares with an average exercise price of $39 in 2005 and 1.1 million shares with an average exercise price of $36 in 2004.
The Company’s warrants related to its $400 million Convertible Senior Notes due in 2035 were not included in the computation of diluted EPS, because the warrants’ current conversion price of $59.60 was greater than the average market price of the common shares. The Company’s $250 Convertible Senior Notes due in 2036, which were issued in May 2006, were only included as dilutive securities in the third quarter of 2006. The 2036 Notes conversion price of $49.75 was greater than the average market price of the Company’s common shares in the other quarters.

12. Stock Purchase
At December 31, 2004, the Company had remaining authority to purchase $57.3 million of its common stock. In 2005, the Company announced that its Board of Directors authorized management to spend an additional $300 million to purchase common stock through December 31, 2006. The Company purchased 8.4 million shares during 2005 for $316.4 million, including 4.6 million shares as part of an accelerated share repurchase (ASR) agreement described below. In 2006, the Company announced that its Board of Directors authorized an additional $400 million to purchase common stock, with $100 million of the authorization expiring on December 31, 2006 and the remaining $300 million on December 31, 2007. The Company purchased 7.0 million shares during 2006 for $328.8 million, including 2.0 million shares as part of an ASR agreement described below. At December 31, 2006, the Company had remaining unused repurchase authority of $112.1 million.
The Company entered into two ASR agreements. In August 2005, the Company purchased 4.6 million shares of its common stock under an ASR agreement with an investment bank for an aggregate cost of $174.8 million. In May 2006, the Company purchased 2.0 million shares of its common stock under an ASR agreement with an investment bank for an aggregate cost of $99.9 million. The agreements allowed the Company to repurchase the shares immediately, while the investment bank purchased the shares in the market over time. The ASR agreements were subject to a market price adjustment based on the difference between the volume-weighted average price during the contract period, which was subject to an upper and lower limit. For the 2005 agreement, the Company was required to pay a price adjustment in either cash or shares of its common stock, at the Company’s option. The Company paid the final settlement of $1.2 million in cash. The ASR agreement was classified as equity, and the market price adjustment was recorded in shareholders’ equity as an additional cost to purchase treasury stock. For the 2006 agreement, the Company received a settlement of 76,708 shares of its common stock as a result of the price adjustment. The ASR agreement and related price adjustment were recorded as treasury stock in shareholders’ equity.
13. Stock-Based Compensation
The Company has a stock plan (Equity Plan) that was approved by shareholders, as explained more fully below. Under the Equity Plan, the Company has issued non-qualified stock options, restricted stock (time- and performance-vested), and restricted stock units. The Company has another plan under which it has awarded cash-settled stock appreciation rights (SARs). Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). The Company recognized stock-based compensation expense for all awards in its results of operations, except for stock options. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (Statement 123R), using the modified-prospective-

transition method. Under this transition method, compensation cost recognized in 2006 includes:
♦	Compensation cost for restricted stock or restricted stock units granted prior to January 1, 2006, but not yet vested, and any new awards after January 1, 2006. The grant-date fair value is based on the market closing stock price on the day prior to grant.

♦	Compensation cost for stock options granted prior to January 1, 2006, but not yet vested, and any new awards after that date. The grant-date fair value is determined under the Black-Scholes option valuation model.

♦	Compensation cost for SARs outstanding at January 1, 2006 based on the fair-value calculation every quarter using the Black-Scholes option valuation model.

♦	The difference between the SAR liability measured under the intrinsic-value method in accordance with Statement 123 versus the fair-value method under Statement 123R was recorded as a one-time cumulative effect as of January 1, 2006. The Company’s SAR liability increased $4.0 million ($2.5 million after tax, or $.03 per share) as a result of the fair-value calculation using the Black-Scholes option valuation model. When an SAR is cash-settled, the Company adjusts its expense to the intrinsic value.
Based on the method of adoption, the Company has not restated its stock-based compensation expense recorded in prior years. For the years ended December 31, 2006, 2005 and 2004, the Company’s income statement included compensation cost related to these plans of $28.6 million, $19.4 million and $8.1 million, respectively, and an income tax benefit of $8.5 million, $4.7 million and $2.4 million, respectively, excluding the cumulative effect as previously discussed. Of the total stock-based compensation cost, $23.6 million, $14.7 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, were recorded in general and administrative expenses with the remainder in operating expenses.
As a result of adopting Statement 123R, the Company’s pretax income for 2006 was lower by $4.7 million ($3.0 million after tax, or $.04 per share), due to expensing its stock options. Prior to adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of its stock options or vesting of restricted stock as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options or restricted stock (excess tax deductions) to be classified as financing cash flows. The $17.3 million of excess tax benefits classified as a financing cash flow for 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123R. Stock-based compensation liabilities of $4.1 million at December 31, 2005 were reclassified to shareholders’ equity as required by Statement 123R.
The following table illustrates the effect on net income and earnings per share in 2005 and 2004 as if the Company had applied the fair-value recognition provisions of Statement 123 to stock-based employee compensation for its options. Effective March 15, 2005, stock options were awarded to executive officers that vest immediately, which resulted in pro forma expense, net of tax, of $4.2 million. In addition, the vesting of the stock options awarded in February 2003 and 2004 with an original three-year vesting were accelerated to vest immediately. The accelerated vesting of prior-year awards resulted in additional pro forma expense, net of related tax effects, of $3.0 million, as included in the table below. The Company accelerated the vesting of the prior-year awards in order to avoid compensation expense when Statement 123R was adopted.

	2005	2004
	(In thousands, except earnings per share)
Net income — as reported	$160,955	$168,222
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(10,444)	(4,522)

Net income — pro forma	$150,511	$163,700

Earnings per share — as reported:
Basic	$1.93	$1.94
Diluted	$1.89	$1.90
Earnings per share — pro forma:
Basic	$1.81	$1.89
Diluted	$1.76	$1.84
Plan Information
The Company’s Amendment and Restatement of the Equity Incentive Plan (Equity Plan) that was approved by shareholders in May 2004 allows the Company to grant awards of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to key employees, consultants and directors. The Company has not awarded incentive stock options or stock appreciation rights under the Equity Plan. A maximum of 10,000,000 shares of common stock are authorized for issuance under the Equity Plan, with no more than 3,750,000 shares to be granted as restricted stock or restricted stock units. Shares covered by expired or canceled options, by surrender or repurchase of restricted stock, or by shares withheld for the exercise price or tax withholding thereon, may also be awarded under the Equity Plan. The Equity Plan replaced the Company’s previous key employee stock option plan, outside director stock option plan, and key senior management employee restricted stock plan. Under the Equity Plan, there were 4.8 million shares available for future awards at December 31, 2006, excluding performance-vested awards for future years. Generally, the Company uses treasury shares when issuing shares for equity awards.
As of December 31, 2006, there was $19.2 million of total unrecognized compensation cost related to nonvested awards. The awards include stock options, restricted stock, and restricted stock units, but exclude performance-vested restricted stock and SARs. The cost is expected to be recognized over a weighted-average period of 5.2 years. Shares delivered to the Company by employees to cover the payment of the option price and tax withholdings of the option exercise or restricted stock had a value of $58.5 million, $33.2 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cash received for the exercise of stock options was $14.7 million, $22.3 million and $19.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
The following table summarizes activity in the Company’s stock option plans for 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	5,126,194	$27.89
Granted	690,398	41.45
Forfeited	(5,750)	27.95
Exercised	(2,206,754)	24.93

Outstanding at Dec. 31, 2006	3,604,088	32.30	5.0	$53,119

Exercisable at Dec. 31, 2006	3,254,088	31.55	4.8	$50,454

The outstanding options are the options that are expected to vest. The total intrinsic value of options exercised was $48.1 million, $26.8 million and $17.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.
During 2006, 290,398 options were granted under the Equity Plan’s reload feature, and the fair value was expensed immediately because the options were exercisable on the date of grant. The reload feature allows an employee to exercise an option by delivering shares of the Company’s common stock to cover the option’s exercise price and withholding taxes. The employee is automatically granted an additional option for the shares of common stock delivered to the Company. Beginning in 2005, the Company discontinued making new option awards with the reload feature.
The weighted-average grant-date fair value of options was calculated using the Black-Scholes option valuation model based on the assumptions in the table below. The expected volatility was based on historical volatility of the Company’s daily stock price close over a specified period. The expected term was based on the historical exercise patterns, if available, for each option award.

	2006	2005	2004
Expected volatility range	21-33%	22-40%	18-40%
Weighted-average volatility	27%	37%	37%
Expected term (in years)	3.2	4.6	4.2
Dividend yield	1.5%	1.7%	1.6%
Risk-free interest rate range	4.5-5.1%	3.5-4.2%	1.4-3.2%
Weighted-average grant-date fair value	$9.65	$11.42	$10.07
     Restricted Stock. The holders of restricted stock are paid cash dividends that are not forfeitable. The following table summarizes restricted stock activity for 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Restricted stock at Dec. 31, 2005	999,489	$20.40
Issue of performance-vested	95,737	39.77
Issue of time-vested	15,400	45.06
Restrictions lapse due to retirement	(558,408)	16.27
Delivered for tax withholdings	(38,687)	37.79

Restricted stock at Dec. 31, 2006	513,531	27.93

In 2006, the non-management members of the Company’s Board of Directors were issued an aggregate 15,400 restricted shares with a grant-date fair value of $45.06 per share. Because the awards do not require a service period and are considered to vest immediately, the fair value was expensed immediately. The shares are non-forfeitable, and the restrictions on the shares lapse when the director ceases to serve on the Board. The 2005 performance-vested restricted stock awards were issued to certain executive officers upon certification by the Compensation Committee in January 2006, as discussed below, but remain restricted until termination from the Company. Of the 513,531 restricted shares outstanding at December 31, 2006, all of the shares are vested and non-forfeitable except for 25,000 shares that have a specified service requirement. The weighted-average grant-date fair value of time-vested restricted stock granted during the years ended December 31, 2006, 2005 and 2004 was $45.06, $35.43 and $34.30 per share, respectively. The total fair value of all shares that vested during the years ended December 31, 2006, 2005 and 2004 was $5.2 million, $11.1 million and $9.0 million, respectively.
The compensation expense related to time-vested restricted stock issued prior to 2006 is amortized based on the specified vesting period or up to the employee’s expected retirement date, as stated in the award agreement. An employee’s retirement before the expected retirement date requires an acceleration of any remaining unrecognized compensation expense. During 2005 and 2006, the Company accelerated the amortization of compensation expense related to certain awards based on the announcement of certain employees’ actual retirement dates. Because the Company adopted Statement 123R, any new or modified retirement date vested awards after December 31, 2005 are required to be amortized up to the employee’s retirement eligible date. The Company recorded compensation expense for time-vested restricted stock of $5.6 million, $7.1 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. If the Company had recorded the expense based on the specified vesting period or up to the employees’ retirement eligible dates, the Company would have expensed $0.9 million, $9.8 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Performance-Vested Restricted Stock. In 2005, contingent upon the achievement of certain performance-based criteria for each year, certain executive officers were awarded restricted stock for 2005, 2006 and 2007, which vest at the end of the respective year but remain restricted until termination from the Company. For 2005, 95,737 restricted shares with a fair value of $39.77 per share, were issued in January 2006, after the Compensation Committee of the Board of Directors certified the performance against the criteria previously set by the Committee. In 2006, similar awards were granted for 2006, 2007 and 2008. For 2006, 196,486 shares with a weighted-average fair value of $37.13 per share were issued in January 2007, after the Compensation Committee of the Board of Directors certified the performance against the criteria previously set by the Committee. All of the shares were restricted except for 54,209 shares issued to an officer who retired in December 2006. For performance-vested restricted stock, there are target awards of 67,833 shares for 2007 and 34,333 shares for 2008 with a weighted-average grant-date fair value of $37.33 per share and $39.38 per share, respectively. Depending on the Company’s actual performance, the awards could range from zero shares to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting over the year the award is earned.
     Restricted Stock Units. Generally, the restricted stock units vest one third on each of the third, fourth and fifth anniversary of the grant date. During 2006, the Compensation Committee approved the accelerated vesting of restricted stock units for an officer who retired in December. The units earn dividend equivalents that will be forfeited if the original award does not vest. The Company issued its first restricted stock units in the fourth quarter of 2005. The weighted-average grant-date fair value of RSUs granted was $40.31 and $37.05 per share for the years ended December 31, 2006 and 2005, respectively.
The following table summarizes restricted stock units, excluding dividend equivalents, for 2006:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value
Restricted units at Dec. 31, 2005	97,300	$37.05
Granted	192,800	40.31
Vested	(15,000)	47.99
Forfeited	(9,050)	37.72

Restricted units at Dec. 31, 2006	266,050	38.78

     Cash-Settled Stock Appreciation Rights. In 2006, the Company changed from intrinsic value to fair value for valuing its SARs. Excluding the cumulative effect, the amount expensed in 2006 was not materially different from the amount that would have been expensed under the intrinsic-value method. The SARs cliff vest in three years and have a maximum term of 10 years. Substantially all of the outstanding SARS are expected to vest. SAR payments were $13.5 million, $8.1 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Management does not anticipate granting any additional SARs.
The following table summarizes SAR activity for 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of SARs	Price	Term (years)	(In thousands)
Outstanding at Dec. 31, 2005	1,587,050	$25.76
Forfeited	(93,000)	32.37
Exercised	(546,405)	18.49

Outstanding at Dec. 31, 2006	947,645	29.31	6.7	$16,687

Exercisable at Dec. 31, 2006	297,420	17.54	5.5	$8,738

The assumptions used to determine the fair value of SARs outstanding at December 31, 2006 were as follows: weighted-average expected volatility 26 percent (range of 21-39 percent), weighted-average expected term 2.5 years, and risk-free rate range of 4.6-5.0 percent. When an SAR is cash-settled, the Company adjusts its expense to the intrinsic value.
14. Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans reflected in the tables below. The qualified plans include an overfunded plan with frozen future benefits and an underfunded plan with continuing benefits. The unfunded non-qualified plans include one plan with frozen future benefits and one with continuing benefits.
Effective December 31, 2006, the Company elected to terminate its qualified, overfunded defined benefit pension plan. This plan, with frozen benefits prior to 1997, covers certain non-union employees. In conjunction with this process, the Company made lump-sum distributions in the fourth quarter of 2006 to terminated vested participants who elected this option. In the first quarter of 2007, the Company will make either lump-sum distributions to participants or transfer account balances to a licensed insurance company for all remaining vested participants, based on the option elected by the participants. In accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” these actions resulted in a partial settlement in the fourth quarter of 2006 and will result in a full settlement in the first quarter of 2007. The Company expects a total pretax charge of approximately $32.8 million, with $7.4 million recorded in the fourth quarter and the remainder in the first quarter of 2007. At this time, the Company expects this charge to be a non-cash charge, because the pension assets are sufficient to cover the pension obligations.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R” (Statement 158). Statement 158 requires an employer to (1) recognize a plan’s funded status on its consolidated balance sheet, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit costs, (3) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year, and (4) measure a plan’s assets and obligations as of the end of the employer’s fiscal year. Items 1-3 are effective as of December 31, 2006 for the Company, and the effect is described below. Item 4 is effective for fiscal years ending after December 15, 2008, but the Company already measures its plan assets and obligations as of its year end.

Obligations and Funded Status
As of the measurement date (December 31), the funded status of the plans is as follows:

	2006	2005
	(In thousands)
Change in projected benefit obligation
Benefit obligation at beginning of year	$78,695	$69,997
Service cost	2,894	2,632
Interest cost	3,914	4,060
Actuarial loss	4,170	7,619
Benefits paid	(18,793)	(5,613)

Benefit obligation at end of year	70,880	78,695

Change in plan assets
Fair value of plan assets at beginning of year	46,830	48,333
Actual return on plan assets	709	2,869
Employer contribution	7,901	1,241
Benefits paid	(18,793)	(5,613)

Fair value of plan assets at end of year	36,647	46,830

Funded status	(34,233)	(31,865)
Unrecognized transition asset	(68)	(116)
Unrecognized prior service cost	17,633	19,595
Unrecognized net actuarial loss	28,177	30,821

Net amount recognized	$11,509	$18,435

Amounts recognized in the balance sheets consist of:
Other long-term assets	$1,199	$33,700
Intangible asset		9,449
Current liabilities	(5,045)
Long-term liabilities	(30,387)	(26,305)
Accumulated other comprehensive loss	45,742	1,591

Net amount recognized	$11,509	$18,435

Accumulated benefit obligation for all plans	$60,469	$64,487

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

Projected benefit obligation	$37,721	$42,857
Accumulated benefit obligation	27,310	28,649
Fair value of plan assets	2,253	1,762

Adoption of New Accounting Standard
The incremental effects of adopting the provisions of Statement 158 on the Company’s consolidated financial statement at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect operating results in future periods.

	At December 31, 2006
	Prior to Adopting	Effect of Adopting	After Adopting
	Statement 158	Statement 158	Statement 158
	(In thousands)
Intangible assets	$14,736	$(8,954)	$5,782
Other long-term assets	172,295	(25,367)	146,928
Deferred income taxes	94,855	(16,114)	78,741
Other long-term liabilities	257,313	10,390	267,703
Accumulated other comprehensive loss	(620)	(28,597)	(29,217)
Included in the table below are (a) amounts in accumulated other comprehensive loss at December 31, 2006 that have not been recognized in net periodic pension cost and (b) amounts expected to be recognized in net periodic pension cost during 2007:

	Amounts in
	Accumulated Other
	Comprehensive Loss at		Expected To Be
	December 31, 2006		Recognized in 2007
	Pretax	After tax	Pretax	After tax
	(In thousands)
Unrecognized transition asset	$(68)	$(43)	$(48)	$(31)
Unrecognized prior service cost	17,633	11,278	2,208	1,413
Unrecognized net actuarial loss	28,177	17,982	25,141	16,080

	$45,742	$29,217	$27,301	$17,462

Components of Net Pension Cost

	2006	2005	2004
	(In thousands)
Service cost	$2,894	$2,632	$1,585
Interest cost	3,914	4,060	3,944
Expected return on plan assets	(3,215)	(4,578)	(4,777)
Amortization of unrecognized transition asset	(48)	(48)	(48)
Amortization of prior service cost	1,962	1,962	1,962
Amortization of net loss	1,393	994	709
Settlement loss	7,926

Net pension cost	$14,826	$5,022	$3,375

The settlement loss of $7.9 million consisted of $7.4 million related to the terminated plan and $0.5 million related to a non-qualified plan.
Disclosure Assumptions
For determining benefit obligations at year end:

	2006	2005
Weighted-average discount rate	5.24%	5.50%
Rate of compensation increase	5.00	5.00

For determining net pension cost for the year:

	2006	2005	2004
Discount rate	5.50%	6.00%	6.25%
Weighted-average expected return on assets	6.28	9.00	9.00
Rate of compensation increase	5.00	5.00	5.00
The rate of compensation increase applies to two plans, because the other plans’ future benefits are frozen. The expected long-term rate of return on plan assets in 2005 and 2004 is based on the approximate weighted-average historical trend. As a result of the Company’s decision to terminate one of its defined benefit pension plans in 2006, the Company liquidated the investments during the year, and the expected long-term rate of return on the terminated plan was 6.2 percent. The continuing plan’s long-term rate of return was 8.5 percent.
Plan Asset Allocation
The Company’s asset allocations by asset category are as follows:

	2006	2005
Cash and money market funds	94%	1%
Equity securities	4	69
Debt securities	2	30

	100%	100%

Prior to the Company’s decision to terminate one of its defined benefit plans in 2006, its investment strategy for its defined benefit plans took into consideration the fact that the dominant plan was fully funded, and future benefit obligations were frozen for all participants. The investment strategy reflected a long-term rather than short-term outlook and valued consistency in its approach to asset mix. The investment portfolio was targeted toward 70 percent equity investments and 30 percent fixed income and was rebalanced from time to time to approximate that mix. After the decision to terminate the defined benefit pension plan, the assets related to that plan were moved to money market funds. The Company’s prior strategy continues for the remaining defined benefit plan. The asset allocation for the continuing plan was 70 percent equity and 30 percent fixed income at December 31, 2006.
Cash Flows
The expected benefit payments for the 10 years subsequent to December 31, 2006 are as follows: 2007 - $39.6 million; 2008 — $0.4 million; 2009 — $0.4 million; 2010 - $1.5 million; 2011 — $0.4 million; and 2012-2016 — $26.7 million. The year 2007 includes the full settlement of the terminated qualified defined benefit pension plan, with total payments of $33.3 million.
In 2007, the Company expects to contribute pension payments of approximately $6.2 million, primarily due to the unfunded status of the non-qualified defined benefit pension plans.
Other Information
In addition to the benefit liabilities in the tables above, the Company has a supplemental obligation to certain officers. The Company has committed to fund this obligation by releasing a portion of the Company’s interest in the cash surrender values of split-dollar life insurance arrangements to these officers upon retirement, if necessary. The Company’s share of the cash surrender value of the policies was $35.4 million and $47.8 million at December 31, 2006 and 2005, respectively. The balances were included in other long-term assets, except for $10.5 million included in prepaid expenses and other assets at December 31, 2006. The Company’s obligation of $18.2 million and $22.2 million at December 31, 2006 and 2005, respectively, was included in other long-term liabilities, except for $3.5 million included in other accrued liabilities at December 31, 2006.
The Company maintains a savings program qualified under Section 401(k) of the Internal Revenue Code and three non-qualified, deferred compensation programs. The Company contributes matching contributions up to a maximum of 3 percent of the participant’s compensation, as defined in each plan. The Company’s expense for these plans amounted to $17.7 million, $12.9 million and $11.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The expense has increased due to higher earnings on the non-qualified, deferred compensation program and an increase in the Company’s match on the qualified plan.

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2006 of $29.2 million was based on the adoption of Statement 158 on December 31, 2006, as explained in Note 14. The components of accumulated other comprehensive loss only related to the Company’s defined benefit pension plans, which are included in Note 14.
The components of other comprehensive income (loss) prior to adoption of Statement 158 are as follows:

	2006	2005	2004
	(In thousands)
Minimum pension liability, net of tax (benefit) of $202, $78 and $(35), respectively	$358	$132	$(67)
Amortization of derivative loss, net of tax benefit of $$77 and $25, respectively		117	37
Unrealized gain on investments, net of tax of $4			7
Reclassification adjustment for gains on investments included in net income, net of tax of $326			(542)

Other comprehensive income (loss)	$358	$249	$(565)

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

	Long-Term	Hospice and
	Care	Home Health	Other	Total
	(In thousands)
Year ended December 31, 2006
Revenues from external customers	$3,009,045	$479,262	$124,878	$3,613,185
Intercompany revenues			116,563	116,563
Depreciation and amortization	137,636	3,256	4,487	145,379
Operating margin	560,523	73,377	9,398	643,298

Year ended December 31, 2005
Revenues from external customers	$2,893,900	$394,804	$128,586	$3,417,290
Intercompany revenues			103,717	103,717
Depreciation and amortization	130,558	3,104	5,541	139,203
Operating margin	520,545	60,993	15,321	596,859

Year ended December 31, 2004
Revenues from external customers	$2,708,201	$383,869	$116,797	$3,208,867
Intercompany revenues			69,142	69,142
Depreciation and amortization	121,210	2,979	3,632	127,821
Operating margin	479,858	71,145	10,015	561,018

Manor Care, Inc.
Supplementary Data (Unaudited)
Summary of Quarterly Results

	Year ended December 31, 2006
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$869,295	$894,214	$915,515	$934,161	$3,613,185
Income before other income (expenses) and income taxes	47,256	78,170	80,851	84,944	291,221
Income before cumulative effect	27,005	45,551	46,502	50,502	169,560
Net income	24,529	45,551	46,502	50,502	167,084

Earnings per share — Income before cumulative effect:
Basic	$.34	$.60	$.63	$.69	$2.24
Diluted	$.33	$.58	$.60	$.66	$2.17

	Year ended December 31, 2005
	First	Second	Third	Fourth	Year
	(In thousands, except per share amounts)
Revenues	$879,202	$833,759	$840,279	$864,050	$3,417,290
Income before other income (expenses) and income taxes	75,339	63,229	75,409	77,039	291,016
Net income	40,363	38,079	50,187	32,326	160,955

Earnings per share — Net income:
Basic	$.47	$.44	$.61	$.41	$1.93
Diluted	$.46	$.43	$.60	$.40	$1.89
In the first quarter of 2006, the Company recorded expense of $11.1 million ($7.0 million after tax) related to the asset impairment of its medical transcription business, which was decreased by $0.3 million in the fourth quarter. The Company also recorded higher than normal stock-based compensation and deferred compensation expense in the first quarter of 2006 of $11.3 million ($7.2 million after tax). In the fourth quarter of 2006, the Company recorded a non-cash charge of $8.9 million ($5.7 million after tax) related to the termination of a previously frozen defined benefit pension plan. As a result of improving trends, the Company also made a reduction to its general and professional liability costs by $4.4 million ($2.8 million after tax) in the fourth quarter that related to prior quarters.
In the second quarter of 2005, the Company completed its assessment of the accounting for its leases and leasehold improvements and recorded a non-cash charge of $4.5 million ($2.8 million after tax). In the third quarter of 2005, the Company recorded a gain of $17.6 million ($11.0 million after tax) on the sale of three facilities. The gain was partially offset by expenses of $4.1 million ($2.5 million after tax) related to the early extinguishment of debt and $2.5 million ($1.5 million after tax) related to an asset impairment. In the fourth quarter of 2005, the Company recorded expense of $14.6 million ($9.1 million after tax) related to the early extinguishment of debt.
See the consolidated financial statements or Management’s Discussion and Analysis for further discussion of these items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Paul A. Ormond	/s/ Steven M. Cavanaugh

Paul A. Ormond	Steven M. Cavanaugh
Chairman, President	Vice President and
and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Manor Care, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Manor Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Manor Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Manor Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Manor Care, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated January 30, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
January 30, 2007

Item 9B. Other Information
Amendment of Bylaws and Corporate Governance Guidelines
Effective February 20, 2007, the Board of Directors approved amendments to Article III, Section I, of the Company’s bylaws to change the vote standard for the election of directors from plurality to a majority of votes cast in uncontested elections. A majority of the votes cast means that the number of shares voted “for” a director must exceed the number of votes cast “against” that director. In contested elections where the number of nominees exceeds the number of directors to be elected, directors will continue to be elected by the vote of a plurality of the shares represented in person or by proxy and entitled to vote on the election of directors.
Also effective February 20, 2007, the Board of Directors approved amendments to Section 12 of the Company’s corporate governance guidelines to provide that if a nominee for director does not receive a majority of the votes cast for that director, the director shall offer to tender his or her resignation to the Board. The Governance Committee will make a recommendation to the Board on whether to accept or reject the resignation, or whether other action should be taken. The Board will act on the Governance Committee’s recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date of certification of the election results. The director who tenders his or her resignation will not participate in the Board’s decision.
The amended and restated bylaws are attached as Exhibit 3.2 to this Annual Report on Form 10-K. The amended Corporate Governance Guidelines have been posted on the Company’s internet website at www.hcr-manorcare.com/investor/governanceguide.asp.
Modification of Employment Agreement of Stephen L. Guillard
On February 20, 2007, with the consent of its Compensation Committee, the Company modified the May 16, 2005, Employment Agreement of its Executive Vice President and Chief Operating Officer Stephen L. Guillard to increase from two to three years the salary (and bonus, if following a change in control) payments to be made by the Company in the event of a termination of his employment by the Company without cause or upon his death or disability, and to increase from two to three years following his termination of employment for any reason Mr. Guillard’s covenants regarding noncompetition with the Company and nonsolicitation of the Company’s customers and employees. A copy of the Amendment No. 1 to Employment Agreement is filed as Exhibit 10.35 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
We incorporate by reference the information on our directors in our Proxy Statement, which we will file pursuant to Regulation 14A with the SEC by April 30, 2007.
Executive Officers
See the “Executive Officers of the Registrant” section on pages 7-8 under Item 1, Business, for the names, ages, offices and positions held during the last five years of each of our executive officers.
Audit Committee and Audit Committee Financial Expert
We incorporate by reference the information on our audit committee and audit committee financial expert in our Proxy Statement, which we will file with the SEC by April 30, 2007.
Section 16(a) Compliance
We incorporate by reference the information on our Section 16(a) compliance in our Proxy Statement, which we will file with the SEC by April 30, 2007.
Code of Ethics
We incorporate by reference the information on our Code of Ethics in our Proxy Statement, which we will file with the SEC by April 30, 2007. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our chief executive officer, chief financial officer, controller or persons performing similar functions by posting such information to our website (www.hcr-manorcare.com).
Item 11. Executive Compensation
We incorporate by reference information on executive compensation in our Proxy Statement, which we will file with the SEC by April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference information on security ownership of certain beneficial owners and management in our Proxy Statement, which we will file with the SEC by April 30, 2007.
The following table provides information as of December 31, 2006 concerning our common stock that may be issued upon the exercise of options under all of our existing approved equity compensation plans.

(c)
Number of Securities
	(a)			Remaining Available
	Number of Securities		(b)	for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	3,604,088	(1)	$32.30	4,779,125	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,604,088		$32.30	4,779,125

(1)	This number includes options outstanding at December 31, 2006 under our Equity Incentive Plan, Amended Stock Option Plan for Key Employees and Stock Option Plan for Outside Directors. There are no outstanding warrants or rights. In addition to the options in the table above, there are 270,014 restricted stock units including associated dividend equivalents outstanding at December 31, 2006 which generally vest one third on the third, fourth and fifth anniversary of the grant date. Each unit is equal to one share of common stock which will be issued upon vesting.

(2)	The number of securities remaining available for future issuance under our Equity Incentive Plan includes a total of 4,779,125 securities which may be awarded as options, stock appreciation rights, restricted stock or restricted stock units, provided that restricted stock or units shall not exceed 2,636,872 shares. The number of securities available for future issuance excludes the options in the table and restricted stock units discussed in footnote 1. Awards of performance-vested restricted stock for 2007 and 2008 contingent upon the achievement of certain performance-based criteria for each year have not been deducted from the total available. The target amount of the performance awards total 102,166 shares for 2007 and 2008 but could be higher, lower or even zero.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference information on certain relationships and related transactions, and director independence in our Proxy Statement, which we will file with the SEC by April 30, 2007.

Item 14. Principal Accounting Fees and Services
We incorporate by reference information on Ernst & Young LLP’s fees and services in our Proxy Statement, which we will file with the SEC by April 30, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules
List of Financial Statements and Financial Statement Schedules
Manor Care filed the following consolidated financial statements of Manor Care, Inc. and subsidiaries as part of this Form 10-K in Item 8 on the pages indicated:
Manor Care includes the following consolidated financial statement schedule of Manor Care, Inc. and subsidiaries in this Form 10-K on page 89:
Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Manor Care, Inc.
Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs	Deduc-	Balance
	Beginning	and	tions	at End of
	of Period	Expenses	(Note 1)	Period
	(In thousands)
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,726	$59,334	$(45,416)	$74,644

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$54,532	$34,505	$(28,311)	$60,726

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$60,652	$29,974	$(36,094)	$54,532

(1)	Uncollectible accounts written off, net of recoveries.

Exhibits

S-K Item 601
No.		Document
2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1998, by and among Manor Care, Inc., Catera Acquisition Corp. and the Registrant (filed as Annex A to Health Care and Retirement Corporation’s (HCR) Registration Statement on Form S-4, File No. 333-61677 and incorporated herein by reference)

3.1	—	Certificate of Incorporation including all amendments (filed as Exhibit 3.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*3.2	—	Amended and Restated By-laws of Manor Care, Inc.

4.1	—	Indenture for 6.25% Senior Notes due 2013, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-4, File No. 333-107399 and incorporated herein by reference)

4.2	—	Indenture for 2.125% Convertible Senior Notes due 2023, dated as of April 15, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-107481 and incorporated herein by reference)

4.3	—	Amendment to Indenture for 2.125% Convertible Senior Notes due 2023, dated as of August 7, 2003, among Manor Care, Inc., the subsidiary guarantors as named therein and National City Bank, as trustee (filed as Exhibit 4.4 to Manor Care, Inc.’s Registration Statement for Amendment No. 1 to Form S-3, File No. 333-107481 and incorporated herein by reference)

4.4	—	Form of Indenture for 2.125% Convertible Senior Notes due 2023 (“New Notes”), dated as of December 2004, among Manor Care, Inc., the subsidiary guarantors parties hereto and U.S. Bank Trust National Association, as trustee (filed as Exhibit T3C to Manor Care, Inc.’s Form T-3 filed on November 23, 2004 and incorporated herein by reference)

4.5	—	Indenture for 2.125% Convertible Senior Notes due 2035, dated as of August 1, 2005, among Manor Care, Inc., the subsidiary guarantors as named therein and Wachovia Bank, National Association, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

4.6	—	Registration Rights Agreement, dated August 1, 2005, among Manor Care, Inc., the Guarantors and the Initial Purchasers named therein (filed as Exhibit 4.3 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

4.7	—	Indenture for 2.0% Convertible Senior Notes due 2036, dated as of May 17, 2006, among Manor Care, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

4.8	—	Registration Rights Agreement, dated May 17, 2006, among Manor Care, Inc., the Guarantors and the Initial Purchasers named therein (filed as Exhibit 4.3 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

S-K Item 601
No.		Document
4.9	—	Credit Agreement dated as of May 27, 2005 among Manor Care, Inc., as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference)

4.10	—	First Amendment, dated as of August 3, 2005, to the Credit Agreement, dated as of May 27, 2005, among Manor Care, Inc., as Borrower, and the Lenders parties thereto (filed as Exhibit 4.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference)

4.11	—	Second Amendment, dated as of June 22, 2006, to the Credit Agreement dated as of May 27, 2005 (as amended by the First Amendment, dated as of August 3, 2005), among Manor Care, Inc., as the Borrower, and the lenders party thereto (filed as Exhibit 4.1 to Manor Care, Inc.’s Form 8-K filed on June 23, 2006 and incorporated herein by reference)

4.12	—	Specimen certificate representing the Common Stock of Manor Care, Inc. (filed as Exhibit 4.6 to Manor Care, Inc.’s Registration Statement on Form S-3, File No. 333-129107 and incorporated herein by reference)

10.1	—	Stock Purchase Agreement and amendment among HCR, HCRC Inc., O-I Health Care Holding Corp. and Owens-Illinois, Inc. dated as of August 30, 1991 (filed as Exhibit 10.1 and 10.1(a) to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.2	—	Form of Annual Incentive Award Plan (filed as Exhibit 10.2 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.3	—	Manor Care, Inc. Performance Award Plan (filed as Appendix A to Manor Care, Inc.’s Proxy Statement filed April 11, 2005 in connection with its Annual Meeting held on May 10, 2005 and incorporated herein by reference)

10.4	—	Amendment and Restatement of the Equity Incentive Plan (filed as Appendix B to Manor Care, Inc.’s Proxy Statement filed April 7, 2004 in connection with its Annual Meeting held on May 5, 2004 and incorporated herein by reference)

10.5	—	First Amendment to the Amendment and Restatement of the Equity Incentive Plan (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.6	—	Second Amendment to the Amendment and Restatement of the Equity Incentive Plan (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference)

*10.7	—	Third Amendment to the Amendment and Restatement of the Equity Incentive Plan

10.8	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan (filed as Exhibit 10.6 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.9	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Equity Incentive Plan (filed as Exhibit 10.7 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*10.10	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Amendment and Restatement of the Equity Incentive Plan

S-K Item 601
No.		Document
10.11	—	Form of Non-Qualified Stock Option Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan (filed as Exhibit 10.8 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.12	—	Form of Restricted Stock Agreement between Manor Care, Inc. and certain outside directors participating in the Equity Incentive Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.13	—	Form of Restricted Stock Unit Award Agreement between Manor Care, Inc. and certain officers and key employees participating in the Equity Incentive Plan (filed as Exhibit 10.11 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.14	—	Amended Stock Option Plan for Key Employees (filed as Exhibit 4 to HCR’s Registration Statement on Form S-8, File No. 33-83324 and incorporated herein by reference)

10.15	—	First Amendment, Second Amendment and Third Amendment to the Amended Stock Option Plan for Key Employees (filed as Exhibits 4.1, 4.2 and 4.3, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.16	—	Fourth Amendment and Fifth Amendment to the Amended Stock Option Plan for Key Employees (filed on pages B1-B2 of Manor Care, Inc.’s Proxy Statement dated April 6, 2001 in connection with its Annual Meeting held on May 8, 2001 and incorporated herein by reference)

10.17	—	Revised form of Non-Qualified Stock Option Agreement between HCR and various Key Employees participating in the Stock Option Plan for Key Employees (filed as Exhibit 4.7 to HCR’s Registration Statement on Form S-8, File No.33-48885 and incorporated herein by reference)

10.18	—	Amended Restricted Stock Plan (filed on pages A1 to A9 of HCR’s Proxy Statement dated March 25, 1997 in connection with its Annual Meeting held on May 6, 1997 and incorporated herein by reference)

10.19	—	First Amendment to Amended Restricted Stock Plan (filed as Exhibit 4.2 to HCR’s Registration Statement on Form S-8, File No. 333-64235 and incorporated herein by reference)

10.20	—	Revised form of Restricted Stock Plan Agreement between Manor Care, Inc. and officers participating in the Amended Restricted Stock Plan (filed as Exhibit 10.9 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.21	—	Form of Indemnification Agreement between HCR and various officers and directors (filed as Exhibit 10.9 to HCR’s Registration Statement on Form S-1, File No. 33-42535 and incorporated herein by reference)

10.22	—	HCR Manor Care Senior Executive Retirement Plan, effective October 1, 1992, restated January 1, 2001 (filed as Exhibit 10.13 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

S-K Item 601
No.		Document
10.23	—	HCR Manor Care Senior Management Savings Plan for Corporate Officers, amended and restated as of February 11, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.24	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Paul A. Ormond (filed as Exhibit 10.14 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.25	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and M. Keith Weikel (filed as Exhibit 10.15 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.26	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and Geoffrey G. Meyers (filed as Exhibit 10.16 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.27	—	Form of Severance Agreement between HCR Manor Care, Inc., HCRA and R. Jeffrey Bixler (filed as Exhibit 10.17 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.28	—	Form of First Amendment to Severance Agreement by and between, Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and certain executive officers (M. Keith Weikel, Geoffrey G. Meyers and R. Jeffrey Bixler), effective December 16, 2003 (filed as Exhibit 10.22 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.29	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.30	—	Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and Trustee, effective August 20, 2004 (filed as Exhibit 10.2 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.31	—	Agreement by and between Manor Care, Inc. and Paul A. Ormond, effective August 20, 2004 (filed as Exhibit 10.3 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.32	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., Trustee, and certain executive officers (Paul A. Ormond and M. Keith Weikel), effective December 16, 2003 (filed as Exhibit 10.4 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.33	—	Form of Split Dollar Assignment Termination Agreement by and between Health Care and Retirement Corporation of America, Manor Care, Inc., Heartland Employment Services, Inc., and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.5 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

S-K Item 601
No.		Document
10.34	—	Form of Employment Agreement by and among Stephen L. Guillard, Heartland Employment Services, LLC, and Manor Care, Inc. (filed as Exhibit 10.32 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

*10.35	—	Amendment No. 1 to Employment Agreement between Stephen L. Guillard, Heartland Employment Services, LLC, and Manor Care, Inc.

10.36	—	Form of Employment Agreement by and among Steven M. Cavanaugh, Heartland Employment Services, LLC, and Manor Care, Inc. (filed as Exhibit 10.1 to Manor Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.37	—	Form of Employment Agreement between Health Care and Retirement Corporation of America and remaining executive officers (filed as Exhibit 10.20 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.38	—	Form of First Amendment to Employment Agreement by and between Manor Care, Inc., Heartland Employment Services, Inc., Health Care and Retirement Corporation of America and remaining executive officers, effective December 16, 2003 (filed as Exhibit 10.21 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.39	—	Stock Option Plan for Outside Directors (filed as Exhibit 4.4 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

10.40	—	First Amendment, Second Amendment and Third Amendment to the Stock Option Plan for Outside Directors (filed as Exhibits 4.4, 4.5 and 4.6, respectively, to HCR’s Registration Statement on Form S-8, File No. 333-64181 and incorporated herein by reference)

10.41	—	Form of Non-Qualified Stock Option Agreement between HCR and various outside directors participating in the Stock Option Plan for Outside Directors (filed as Exhibit 4.6 to HCR’s Registration Statement on Form S-8, File No. 33-48885 and incorporated herein by reference)

10.42	—	Health Care and Retirement Corporation Deferred Compensation Plan for Outside Directors adopted December 8, 1992 (filed as Exhibit 10.26 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.43	—	Manor Care, Inc.’s Non-Employee Director Stock Compensation Plan (filed as Exhibit A to Manor Care of America, Inc.’s (formerly known as Manor Care, Inc.) Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Annual Report on Form 10-K for the year ended May 31, 1997 and incorporated herein by reference)

10.44	—	Non-Management Director Compensation, effective February 1, 2005 (filed as Exhibit 10.37 to Manor Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*21	—	Subsidiaries of the Registrant

*23	—	Consent of Independent Registered Public Accounting Firm

*31.1	—	Chief Executive Officer Certification

*31.2	—	Chief Financial Officer Certification

*32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

S-K Item 601
No.		Document
*32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Purchase Agreement, dated July 26, 2005, among Manor Care, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.2	—	Warrant Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.3	—	Call Option Agreement, dated July 26, 2005, between Manor Care, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to Manor Care, Inc.’s Form 8-K filed on August 1, 2005 and incorporated herein by reference)

99.4	—	Accelerated Share Repurchase Agreement, dated August 11, 2005, among Manor Care, Inc. and J.P. Morgan Securities, Inc., as agent for JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on August 12, 2005 and incorporated herein by reference)

99.5	—	Purchase Agreement, dated May 11, 2006, among Manor Care, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on May 17, 2006 and incorporated herein by reference)

99.6	—	Accelerated Share Repurchase Agreement, dated May 25, 2006, among Manor Care, Inc. and Merrill Lynch Financial Markets, Inc. (filed as Exhibit 99.1 to Manor Care, Inc.’s Form 8-K filed on May 26, 2006 and incorporated herein by reference)

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manor Care, Inc.
(Registrant)

by	/s/ Richard A. Parr II

Richard A. Parr II
Vice President, General Counsel and Secretary
Date: February 21, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 21, 2007 on behalf of Manor Care, Inc. and in the capacities indicated.

Signature	Title

/s/ Mary Taylor Behrens	Director
Mary Taylor Behrens

/s/ Steven M. Cavanaugh	Vice President and Chief Financial Officer (Principal Financial Officer)
Steven M. Cavanaugh

/s/ Joseph F. Damico	Director
Joseph F. Damico

/s/ Stephen L. Guillard	Executive Vice President and Chief Operating Officer; Director
Stephen L. Guillard

/s/ William H. Longfield	Director
William H. Longfield

/s/ Spencer C. Moler	Vice President and Controller (Principal Accounting Officer)
Spencer C. Moler

Signature	Title

/s/ Paul A. Ormond	Chairman of the Board and Director; President and Chief Executive
Paul A. Ormond	Officer (Principal Executive Officer)

/s/ John T. Schwieters	Director
John T. Schwieters

/s/ Richard C. Tuttle	Director
Richard C. Tuttle

/s/ Gail R. Wilensky	Director
Gail R. Wilensky

/s/ Thomas L. Young	Director
Thomas L. Young

Exhibit Index

Exhibit
Number	Description
3.2	Amended and Restated By-laws of Manor Care, Inc.

10.7	Third Amendment to the Amendment and Restatement of the Equity Incentive Plan

10.10	Form of Restricted Stock Agreement between Manor Care, Inc. and certain officers participating in the Amendment and Restatement of the Equity Incentive Plan

10.35	Amendment No. 1 to Employment Agreement between Stephen L. Guillard, Heartland Employment Services, LLC, and Manor Care, Inc.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002