Form 10-Q
period 2007-03-31
MANOR CARE INC
filed 2007-05-07
CIK 878736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2007.
Common stock, $0.01 par value – 73,169,995 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$37,022	$17,658
Receivables, less allowances for doubtful accounts of $78,595 and $74,644, respectively	618,257	565,831
Prepaid expenses and other assets	33,581	34,924
Deferred income taxes	5,091	781

Total current assets	693,951	619,194

Property and equipment, net of accumulated depreciation of $882,004 and $844,471, respectively	1,492,771	1,493,576
Goodwill	134,256	132,997
Intangible assets, net of amortization of $2,050 and $1,862, respectively	5,594	5,782
Other assets	101,673	146,928

Total assets	$2,428,245	$2,398,477

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$122,504	$120,621
Employee compensation and benefits	163,573	165,001
Accrued insurance liabilities	108,640	109,538
Income tax payable	29,797	10,118
Other accrued liabilities	82,495	79,904
Long-term debt due within one year	140,512	38,447

Total current liabilities	647,521	523,629

Long-term debt	814,817	955,211
Deferred income taxes	69,018	78,741
Other liabilities	285,800	267,703

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	415,883	407,506
Retained earnings	1,454,241	1,437,145
Accumulated other comprehensive loss	(13,270)	(29,217)

	1,857,964	1,816,544
Less treasury stock, at cost (37.9 and 38.3 million shares, respectively)	(1,246,875)	(1,243,351)

Total shareholders’ equity	611,089	573,193

Total liabilities and shareholders’ equity	$2,428,245	$2,398,477

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Revenues	$959,066	$869,295
Expenses:
Operating	790,124	722,910
General and administrative	73,503	52,105
Depreciation and amortization	36,987	35,942
Asset impairment		11,082

	900,614	822,039

Income before other income (expenses) and income taxes	58,452	47,256

Other income (expenses):
Interest expense	(8,670)	(7,140)
Gain (loss) on sale of assets	(4,771)	58
Equity in earnings of affiliated companies	459	1,586
Interest income and other	(134)	835

Total other expenses, net	(13,116)	(4,661)

Income before income taxes	45,336	42,595
Income taxes	15,477	15,590

Income before cumulative effect	29,859	27,005
Cumulative effect of change in accounting principle, net of tax		(2,476)

Net income	$29,859	$24,529

Earnings per share — basic:
Income before cumulative effect	$.41	$.34
Cumulative effect		(.03)

Net income	$.41	$.31

Earnings per share — diluted:
Income before cumulative effect	$.39	$.33
Cumulative effect		(.03)

Net income	$.39	$.30

Weighted-average shares:
Basic	73,044	78,923
Diluted	76,900	80,841

Cash dividends declared per common share	$.17	$.16
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net income	$29,859	$24,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,987	35,942
Asset impairment and other non-cash charges	24,936	15,050
Stock option and restricted stock compensation	4,161	6,664
Provision for bad debts	13,215	11,786
Deferred income taxes	(14,033)	(12,263)
Net (gain) loss on sale of assets	4,771	(58)
Equity in earnings of affiliated companies	(459)	(1,586)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(27,069)	(24,897)
Prepaid expenses and other assets	(2,374)	1,758
Liabilities	23,898	16,025

Total adjustments	64,033	48,421

Net cash provided by operating activities	93,892	72,950

Investing Activities
Investment in property and equipment	(31,504)	(30,023)
Investment in systems development	(510)	(1,001)
Investment in partnership		(1,228)
Acquisitions	(2,535)	(298)
Proceeds from sale of assets	487

Net cash used in investing activities	(34,062)	(32,550)

Financing Activities
Net repayments under revolving credit facility	(36,000)	(22,800)
Principal payments of long-term debt	(2,329)	(456)
Purchase of common stock for treasury		(5,042)
Dividends paid	(12,414)	(12,622)
Proceeds from exercise of stock options	3,978	6,569
Excess tax benefits from share-based payment arrangements	6,299	4,170

Net cash used in financing activities	(40,466)	(30,181)

Net increase in cash and cash equivalents	19,364	10,219
Cash and cash equivalents at beginning of period	17,658	12,293

Cash and cash equivalents at end of period	$37,022	$22,512

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Manor Care, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.
At March 31, 2007, the Company operated 279 skilled nursing facilities, 65 assisted living facilities, 122 hospice and home health offices, and 90 outpatient therapy clinics.
Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income was $45.8 million for the first quarter of 2007, which included net income of $29.9 million and other comprehensive income of $15.9 million. The other comprehensive income primarily represented the remaining amortization of unrecognized pension costs related to the Company’s terminated pension plan. Comprehensive income was $24.5 million for the first quarter of 2006, which represented net income.

Goodwill
During the first quarter of 2007, the Company reorganized its reporting structure by combining its rehabilitation operating segment with its long-term care operating segment. The Company refers to this new segment as long-term care and rehabilitation. Prior to the reorganization, rehabilitation was included in the Other category. See Note 9 for further discussion of segments.
The changes in the carrying amount of goodwill by segment after the reorganization are as follows:

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2006	$66,522	$36,384	$451	$103,357
Goodwill from acquisitions	10,290	19,350		29,640

Balance at December 31, 2006	76,812	55,734	451	132,997
Goodwill from acquisitions	1,259			1,259

Balance at March 31, 2007	$78,071	$55,734	$451	$134,256

Insurance Liabilities
At March 31, 2007 and December 31, 2006, the workers’ compensation liability consisted of short-term reserves of $20.8 million and $21.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $37.0 million at each date, which were included in other long-term liabilities. The expense for workers’ compensation was $5.8 million and $6.3 million for the first quarters of 2007 and 2006, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 5 for discussion of the Company’s general and professional liability.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (Statement 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. Management is in the process of evaluating the impact of adopting Statement 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159), which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value at specified election dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is in the process of evaluating the impact of adopting Statement 159.
Note 2 – Divestitures
The Company had a 20 percent ownership and voting interest in two hospitals, with affiliates of Health Management Associates, Inc. holding the remaining interest. In the first quarter of 2007, the Company entered into an agreement to sell these investments resulting in a net loss of $4.7 million. The transaction closed in April 2007, and the Company received $34.3 million that was recorded as a receivable at March 31, 2007.
Note 3 – Debt
The holders of the $6.6 million of Old Notes due 2023, $93.4 million of New Notes due 2023, and $400 million of Convertible Senior Notes due 2035 could convert their notes at March 31, 2007, because the Company’s average stock price for 20 trading days exceeded the conversion price of $37.34, $37.34 and $53.70, respectively, for each of the notes. The $6.6 million par value of Old Notes is only convertible into the Company’s common stock and would not utilize current assets for payment. The remaining notes totaling $493.4 million are required to be classified as a current liability, except when the Company has the ability and intent to finance the notes with long-term debt, such as its $400 million revolving credit facility, which matures June 22, 2011. As of March 31, 2007, there were no loans outstanding under the revolving credit facility, and after consideration of usage for letters of credit, $354.2 million was available for future borrowing. The Company classified $354.2 million of these notes as long-term and the remaining $139.2 million as current.
Note 4 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adopting FIN 48, the Company reduced retained earnings by $0.3 million. As of the date of adoption, the total amount of unrecognized tax benefits was $11.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.6 million.

Upon adoption of FIN 48, the Company elected to make a change in accounting principle concerning the financial statement presentation of interest and penalties related to income taxes. Such interest and penalties are now classified in the income statement as income taxes. Prior to the change, interest expense was classified as interest expense, interest income was classified as interest income and other, and penalties were classified as operating expenses. As of the date of adoption, the Company has recorded accrued interest and penalties of $0.6 million. Prior to adoption, accrued interest and penalties were $0.2 million
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in most states. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2003. The Internal Revenue Service has recently completed an examination of the Company’s 2002 through 2004 U.S. income tax returns, and all issues raised for those years have been resolved.
Except for the effect of the first-quarter settlement discussed below, the Company has not identified any positions for which it is reasonably possible that the total amount of unrecognized tax benefit will materially increase or decrease in the next 12 months. During the first quarter of 2007, the Company reduced its unrecognized tax benefit balance by approximately $2.0 million related to the resolution of a dispute involving availability of tax credits in a local tax jurisdiction. This amount reduced the effective tax rate by $1.3 million.
Note 5 – Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators, and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision, because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At March 31, 2007 and December 31, 2006, the Company had $4.8 million accrued in other long-term liabilities, based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At March 31, 2007 and December 31, 2006, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business, including patient care-related claims and litigation. At March 31, 2007 and December 31, 2006, the general and professional liability consisted of short-term reserves of $61.6 million and $61.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $111.0 million and $109.0 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $15.3 million and $18.0 million for the first quarters of 2007 and 2006, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.
Note 6 – Stock-Based Compensation
During the first quarter of 2006, the Company recorded the cumulative effect of the change in accounting for stock appreciation rights, or SARs, of $4.0 million ($2.5 million after tax, or $.03 per share) as a result of the adoption of FASB Statement No. 123R, “Share-Based Payment” (Statement 123R). The Company was required to change the measurement method for its SARs liability from intrinsic value to fair value on January 1, 2006.
Stock-based compensation expense, related to stock options, time- and performance-vested restricted stock, restricted stock units and stock appreciation rights, was $10.2 million and $12.0 million for the first quarters of 2007 and 2006, respectively, excluding the cumulative effect discussed previously. During the first quarter of 2007, the following awards were granted: 345,000 stock options with an exercise price of $53.21 and a weighted-average grant-date fair value of $13.68, which cliff vest in three years, and 191,800 restricted stock units with a grant-date fair value of $53.21, which cliff vest in three years. For performance-vested restricted stock related to 2007, there are target awards of 106,167 shares, with a weighted-average grant-date fair value of $43.06. Depending on the Company’s actual performance, the actual shares awarded could range from zero to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting.
Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings related to option exercises or vesting of stock had a value of $28.8 million and $14.1 million for the first quarters of 2007 and 2006, respectively.

Note 7 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three months ended March 31,
	2007	2006
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$29,859	$27,005
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	28	27

Numerator for diluted EPS	$29,887	$27,032

Denominator:
Denominator for basic EPS – weighted- average shares	73,044	78,923
Effect of dilutive securities:
Stock options	779	951
Restricted stock or units	95	19
Convertible Senior Notes	2,982	948

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	76,900	80,841

EPS — Income before cumulative effect:
Basic	$.41	$.34
Diluted	$.39	$.33
Options to purchase 0.3 million shares of the Company’s common stock with an average exercise price of $53 for the first quarter of 2007 and 0.1 million shares with an average exercise price of $41 for the first quarter of 2006 were not included in the computation of diluted EPS, because the options’ exercise prices were greater than the average market price of the common shares.
The Company’s warrants related to its $400 million Convertible Senior Notes due in 2035 were not included in the computation of diluted EPS, because the warrants’ current conversion price of $59.57 was greater than the average market price of the common shares.

Note 8 – Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Effective December 31, 2006, the Company elected to terminate its qualified, overfunded, defined benefit pension plan. This plan, with frozen benefits prior to 1997, covers certain non-union employees. In the first quarter of 2007, the Company made either lump-sum distributions to participants or transferred account balances to a licensed insurance company for all remaining vested participants, based on the option elected by the participants. The Company was relieved of its obligation with respect to this plan, which resulted in a full settlement of the plan in the first quarter of 2007. The Company recorded a non-cash pretax charge of $24.9 million ($15.6 million after tax, or $.20 per share) related to the terminated plan.
The components of net pension cost are as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Service cost	$678	$1,108
Interest cost	722	1,035
Expected return on plan assets	(394)	(1,045)
Amortization of unrecognized transition asset	(12)	(12)
Amortization of prior service cost	488	490
Amortization of net loss	220	249
Settlement loss	24,804

Net pension cost	$26,506	$1,825

Note 9 – Segment Information
The Company provides a range of health care services. During the first quarter of 2007, the Company reorganized its reporting structure by combining its rehabilitation operating segment with its long-term care operating segment. The Company refers to this new segment as long-term care and rehabilitation. Prior to the reorganization, rehabilitation was included in the Other category. The Company changed its prior-year segment disclosures to conform with the new reporting structure. The Company has two reportable operating segments – long-term care and rehabilitation, which operates skilled nursing and assisted living facilities and provides rehabilitation services, and hospice and home health. The Other category includes the non-reportable segments and corporate items. The revenues in the Other category include other health care services and prior to 2007, medical transcription revenues. Asset information, including capital expenditures, is not reported by segment by the Company. Operating performance represents revenues less operating expenses and does not include general and administrative expenses, depreciation and amortization, asset impairment, other income and expense items, income taxes, and cumulative effect.

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Three months ended March 31, 2007
Revenues from external customers	$821,669	$132,617	$4,780	$959,066
Depreciation and amortization	35,715	955	317	36,987
Operating margin	155,730	14,146	(934)	168,942

Three months ended March 31, 2006
Revenues from external customers	$756,790	$104,800	$7,705	$869,295
Intersegment revenues			975	975
Depreciation and amortization	34,406	709	827	35,942
Operating margin	130,124	16,364	(103)	146,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both Company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the ultimate size of claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported, and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first quarter of 2007 with the same period in 2006, the number of new claims is similar, and our average settlement cost per claim has decreased. Our accrual for current claims is $4.3 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses Company-specific and industry data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. The number of new claims in the first quarter of 2007 decreased in comparison to the prior-year period. Our workers’ compensation expense decreased $0.5 million for the first quarter of 2007 in comparison to the prior-year period. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations –
Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006
     Overview. During the first quarter of 2007, there were unusual items totaling $.28 per share as follows:
♦	We recorded a non-cash charge of $24.9 million ($15.6 million after tax, or $.20 per share) as a result of the termination and full settlement of an overfunded defined benefit pension plan, as discussed in Note 8 to our consolidated financial statements.

♦	Our stock-based compensation expense of $10.2 million and deferred compensation expense of $3.3 million were higher than normal. The expense for the quarter was higher than normal by $7.7 million, or $.06 per share, primarily because of our stock price increase of over 15 percent for the quarter. Of the stock-based compensation and deferred compensation expense, we recorded approximately 26 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	We recorded a loss of $4.7 million ($3.0 million after tax, or $.04 per share) related to the sale of our investment in two hospitals, as discussed in Note 2 to our consolidated financial statements.

♦	The items above were partially offset by a tax benefit of $1.4 million, or $.02 per share, related primarily to tax credits from prior periods.
During the first quarter of 2006, there were unusual items totaling $.21 per share as follows:
♦	Our stock-based compensation expense of $12.0 million and deferred compensation expense of $3.6 million were higher than normal. The expense for the quarter was higher than normal by $11.3 million, or $.09 per share, primarily because of our stock price increase of over 11 percent for the quarter, stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense. Of the stock-based compensation and deferred compensation expense, we recorded approximately 20 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax, or $.03 per share) was a result of the adoption of Statement 123R, as reported on a separate line item in our income statement. We were required to change the measurement method for our SARs liability from intrinsic value to fair value on January 1, 2006.

♦	We recorded a charge of $11.1 million ($7.0 million after tax, or $.09 per share) related to the write-down of our transcription business, which we sold in the fourth quarter of 2006. We reported the charge on a separate line item in our income statement.
     Revenues. Our revenues increased $89.8 million, or 10 percent, from the first quarter of 2006 to 2007. As discussed in Note 9 to our consolidated financial statements, we reorganized our reporting structure by combining our rehabilitation services with skilled nursing and assisted living services. Revenues from our long-term care and rehabilitation segment increased $64.9 million, or 9 percent, due to increases in rates/patient mix of $65.7 million and capacity of $4.8 million that were partially offset by a decrease in occupancy of $5.6 million. Our revenues from the hospice and home health segment increased $27.8 million, or 27 percent, primarily from an increase in the number of patients utilizing our hospice services.
Our average rates per day for our long-term care and rehabilitation segment were as follows:

	First Quarter
	2007	2006	Increase
Medicare	$406.49	$375.59	8%
Medicaid	$158.71	$150.79	5%
Private and other (skilled only)	$238.44	$223.74	7%

Our average Medicare rate increased as a result of our continued shift to higher-acuity and higher-rate-category patients compared with the first quarter of 2006. Our average Medicaid rate in the table above excluded prior-period revenues. When taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 4 percent for the first quarter of 2007 compared with the prior-year period.
Our occupancy levels were 90 percent for the first quarter of 2006 and 89 percent for the first quarter of 2007. Our occupancy levels for skilled nursing facilities were 90 percent for the first quarter of 2006 and 89 percent for the first quarter of 2007. The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care and rehabilitation segment increased from 72 percent for the first quarter of 2006 to 73 percent for the first quarter of 2007.
We increased our bed capacity between the first quarters of 2006 and 2007 primarily by opening three skilled nursing facilities in the last six months.
     Operating Expenses. Our operating expenses in the first quarter of 2007 increased $67.2 million, or 9 percent, compared with the first quarter of 2006.
Operating expenses from our long-term care and rehabilitation segment increased $39.3 million, or 6 percent, between the first quarters of 2006 and 2007. The largest portion of the operating expense increase related to labor costs of $18.9 million and ancillary costs, excluding internal labor, of $10.0 million. Our wage rates increased 4 percent compared with the first quarter of 2006. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically-complex patients. Our provider assessment costs increased $6.2 million, and our general and professional liability costs decreased $2.7 million.
Our operating expenses from our hospice and home health segment increased $30.0 million, or 34 percent, between the first quarters of 2006 and 2007. The increase related to labor costs of $17.6 million, other nursing care costs, including medical equipment and supplies, of $4.2 million, and ancillary costs, including pharmaceuticals, of $3.7 million. Our operating margin declined in the first quarter of 2007 primarily because of additional costs associated with the start-up of new offices and inpatient facilities.
     General and Administrative Expenses. Our general and administrative expenses increased $21.4 million between the first quarters of 2006 and 2007. Our 2007 expense included $24.9 million related to the non-cash charge as a result of terminating one of our pension plans, as discussed in Note 8 to our consolidated financial statements. Excluding the pension charge in 2007, our general and administrative expenses decreased $3.5 million compared with the first quarter of 2006. The costs associated with our stock-based compensation, deferred compensation plans and non-qualified defined benefit plans decreased $3.1 million. In 2006, our stock-based compensation included stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense.
     Interest Expense. Interest expense increased $1.5 million from the first quarter of 2006 to 2007 because of higher debt levels partially offset by lower interest rates. In May 2006, we issued $250 million principal amount of 2.0% Convertible Senior Notes.
     Income Taxes. Our effective tax rate was 34.1 percent in the first quarter of 2007, compared with 36.6 percent in the first quarter of 2006. Our effective tax rate in the first quarter of 2007 was lower than expected, primarily due to tax credits from prior years. Our effective tax rate in the first quarter of 2006 was lower than expected, primarily due to the favorable revision of estimated tax liabilities for prior tax years.
Financial Condition – March 31, 2007 and December 31, 2006
Receivables increased $52.4 million, with the largest portion attributable to the $34.3 million receivable related to the sale of our investment in two hospitals. We received the sales proceeds on April 16, 2007 at closing. The sale of our investment also resulted in the decrease to other long-term assets.
There was a reclassification between long-term debt due within one year and long-term debt, because the holders of our $400 million Convertible Senior Notes could convert their notes at March 31, 2007, as discussed further in Note 3 to our consolidated financial statements.
Liquidity and Capital Resources
     Cash Flows. During the first quarter of 2007, we satisfied our cash requirements with cash generated from operating activities. We used the cash principally for capital expenditures, the paydown of debt, and the payment of dividends. Cash flows from operating activities were $93.9 million for the first quarter of 2007, an increase of $20.9 million from the first quarter of 2006. The additional operating cash flows were primarily due to an increase in net income, excluding non-cash charges.
     Investing Activities. Our expenditures for property and equipment of $31.5 million in the first quarter of 2007 included $8.3 million to construct new facilities and expand existing facilities. In 2007, we opened one skilled nursing facility in January and one in April.
     Debt Agreement. As of March 31, 2007, there were no loans outstanding under our $400 million revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). After consideration of usage for letters of credit,

$354.2 million, plus the accordion feature, was available for future borrowings.
The holders of our $100 million Convertible Senior Notes due 2023 and $400 million Convertible Senior Notes due 2035 have the ability to convert their notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34 and $53.70, respectively, which it was as of March 31, 2007. The holders of $6.6 million principal amount of the Old Notes due 2023 can convert their notes into shares of our common stock. The holders of $93.4 million principal amount of the New Notes due 2023 and $400 million principal amount of Convertible Senior Notes due 2035 can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
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
     Stock Purchase. At December 31, 2006, we had remaining authority to purchase $112.1 million of our common stock. We repurchased no shares during the first quarter of 2007. We may use shares repurchased for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On April 25, 2007, we announced that Manor Care will pay a quarterly cash dividend of 17 cents per share to shareholders of record on May 14, 2007. This dividend will approximate $12.4 million and is payable May 29, 2007. Although we currently intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.
We believe that our cash flow from operations will be sufficient to cover operating needs, future capital expenditure requirements, scheduled debt payments of miscellaneous small borrowing arrangements and capitalized leases, cash dividends and some share repurchases. Because of our significant annual cash flow, we believe that we will be able to refinance the major pieces of our debt as they mature. It is likely that we will pursue growth from acquisitions, partnerships and other ventures that we would fund from excess cash from operations, credit available under our revolving credit facility, and other financing arrangements that are normally available in the marketplace.
Cautionary Statement Concerning Forward-Looking Statements
This report may include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-

looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may be,” “objective,” “plan,” “predict,” “project,” “will be” and similar words or phrases, or the negative thereof.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2006. The fair value of our fixed-rate debt increased from $1,069.0 million at December 31, 2006 to $1,184.2 million at March 31, 2007.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no changes in our internal control over financial reporting in the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
See Note 5 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our common stock during the first quarter of 2007. On May 10, 2006, Manor Care announced that its Board of Directors authorized management to spend $300 million to purchase common stock through December 31, 2007. As of March 31, 2007, we had $112.1 million remaining authority.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.

S-K Item
601 No.
10.1	Employment Agreement by and among Richard A. Parr II, Heartland Employment Services, LLC, and Manor Care, Inc.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)

Date May 7, 2007	By	/s/ Steven M. Cavanaugh

Steven M. Cavanaugh, Vice President
and Chief Financial Officer

Exhibit Index

Exhibit
10.1	Employment Agreement by and among Richard A. Parr II, Heartland Employment Services, LLC, and Manor Care, Inc.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002