Form 10-Q
period 2007-06-30
MANOR CARE INC
filed 2007-08-03
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2007.
Common stock, $0.01 par value – 73,281,931 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$87,436	$17,658
Receivables, less allowances for doubtful accounts of $84,131 and $74,644, respectively	550,004	565,831
Prepaid expenses and other assets	35,419	34,924
Deferred income taxes	3,289	781

Total current assets	676,148	619,194

Property and equipment, net of accumulated depreciation of $917,381 and $844,471, respectively	1,478,898	1,493,576
Goodwill	134,621	132,997
Intangible assets, net of amortization of $2,236 and $1,862, respectively	5,408	5,782
Other assets	132,797	146,928

Total assets	$2,427,872	$2,398,477

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$109,602	$120,621
Employee compensation and benefits	169,549	165,001
Accrued insurance liabilities	109,066	109,538
Income tax payable	29,465	10,118
Other accrued liabilities	59,015	79,904
Long-term debt due within one year	383,762	38,447

Total current liabilities	860,459	523,629

Long-term debt	567,813	955,211
Deferred income taxes	65,358	78,741
Other liabilities	284,578	267,703

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	419,766	407,506
Retained earnings	1,485,352	1,437,145
Accumulated other comprehensive loss	(12,757)	(29,217)

	1,893,471	1,816,544
Less treasury stock, at cost (37.8 and 38.3 million shares, respectively)	(1,243,807)	(1,243,351)

Total shareholders’ equity	649,664	573,193

Total liabilities and shareholders’ equity	$2,427,872	$2,398,477

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$957,780	$894,214	$1,916,846	$1,763,509
Expenses:
Operating	790,310	736,106	1,580,434	1,459,016
General and administrative	53,372	43,792	126,875	95,897
Depreciation and amortization	37,852	36,146	74,839	72,088
Asset impairment				11,082

	881,534	816,044	1,782,148	1,638,083

Income before other income (expenses) and income taxes	76,246	78,170	134,698	125,426

Other income (expenses):
Interest expense	(8,550)	(7,779)	(17,220)	(14,919)
Loss on sale of assets	(361)	(217)	(5,132)	(159)
Equity in earnings of affiliated companies	525	2,001	984	3,587
Interest income and other	1,272	393	1,138	1,228

Total other expenses, net	(7,114)	(5,602)	(20,230)	(10,263)

Income before income taxes	69,132	72,568	114,468	115,163
Income taxes	25,488	27,017	40,965	42,607

Income before cumulative effect	43,644	45,551	73,503	72,556
Cumulative effect of change in accounting principle, net of tax				(2,476)

Net income	$43,644	$45,551	$73,503	$70,080

Earnings per share — basic:
Income before cumulative effect	$.60	$.60	$1.00	$.94
Cumulative effect				(.03)

Net income	$.60	$.60	$1.00	$.90 (a)

Earnings per share — diluted:
Income before cumulative effect	$.54	$.58	$.93	$.91
Cumulative effect				(.03)

Net income	$.54	$.58	$.93	$.88

Weighted-average shares:
Basic	73,231	76,277	73,138	77,593
Diluted	80,595	78,489	78,748	79,658

Cash dividends declared per common share	$.17	$.16	$.34	$.32

(a)	Doesn’t add due to rounding
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$73,503	$70,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,839	72,088
Asset impairment and other non-cash charges	24,936	15,050
Stock option and restricted stock compensation	9,576	11,338
Provision for bad debts	28,335	27,658
Deferred income taxes	(15,891)	(16,949)
Net loss on sale of assets	5,132	159
Equity in earnings of affiliated companies	(984)	(3,587)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(40,103)	(51,868)
Prepaid expenses and other assets	9,543	2,686
Liabilities	(7,122)	21,866

Total adjustments	88,261	78,441

Net cash provided by operating activities	161,764	148,521

Investing Activities
Investment in property and equipment	(53,408)	(69,287)
Investment in systems development	(4,709)	(1,424)
Investment in partnership		(6,185)
Acquisitions	(2,695)	(19,298)
Net change in restricted cash and cash equivalents	(7,428)
Proceeds from sale of assets	33,952	40

Net cash used in investing activities	(34,288)	(96,154)

Financing Activities
Net repayments under revolving credit facility	(36,000)	(16,800)
Proceeds from issuance of senior notes		250,000
Principal payments of long-term debt	(8,534)	(1,032)
Payment of financing costs		(5,547)
Purchase of common stock for treasury		(270,634)
Dividends paid	(24,871)	(25,268)
Proceeds from exercise of stock options	5,049	7,651
Excess tax benefits from share-based payment arrangements	6,658	9,227

Net cash used in financing activities	(57,698)	(52,403)

Net increase (decrease) in cash and cash equivalents	69,778	(36)
Cash and cash equivalents at beginning of period	17,658	12,293

Cash and cash equivalents at end of period	$87,436	$12,257

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
At June 30, 2007, the Company operated 280 skilled nursing facilities, 65 assisted living facilities, 122 hospice and home health offices, and 85 outpatient therapy clinics.
Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income was $44.2 million for the second quarter of 2007, which included net income of $43.6 million and other comprehensive income of $0.6 million. Comprehensive income was $90.0 million for the first half of 2007, which included net income of $73.5 million and other comprehensive income of $16.5 million. The other comprehensive income primarily represented the remaining amortization of unrecognized pension costs related to the Company’s terminated pension plan. Comprehensive income was $45.6 million and $70.1 million for the second quarter and first half of 2006, respectively, which represented net income.
Goodwill
During the first quarter of 2007, the Company reorganized its reporting structure by combining its rehabilitation operating segment with its long-term care operating segment. The Company refers to this new segment as long-term care and rehabilitation. Prior to the reorganization, rehabilitation was included in the Other category. See Note 9 for further discussion of segments.

The changes in the carrying amount of goodwill by segment after the reorganization are as follows:

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2006	$66,522	$36,384	$451	$103,357
Goodwill from acquisitions	10,290	19,350		29,640

Balance at December 31, 2006	76,812	55,734	451	132,997
Goodwill from acquisitions	1,624			1,624

Balance at June 30, 2007	$78,436	$55,734	$451	$134,621

Insurance Liabilities
At June 30, 2007 and December 31, 2006, the workers’ compensation liability consisted of short-term reserves of $20.8 million and $21.0 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $37.0 million at each date, which were included in other long-term liabilities. The expense for workers’ compensation was $5.7 million and $11.5 million for the three and six months ended June 30, 2007, respectively, and $6.7 million and $13.0 million for the three and six months ended June 30, 2006, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 5 for discussion of the Company’s general and professional liability.
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
Note 2 – Divestitures
The Company had a 20 percent ownership and voting interest in two hospitals, with affiliates of Health Management Associates, Inc. holding the remaining interest. In the first quarter of 2007, the Company entered into an agreement to sell these investments, resulting in a net loss of $4.7 million. The transaction closed in April 2007, and the Company received $32.0 million from the sale of these investments.
Note 3 – Debt
During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of the Company’s common stock for the excess value.
The holders of the $6.6 million of Old Notes due 2023, $88.2 million of New Notes due 2023, $400 million of Convertible Senior Notes due 2035, and $250 million of Convertible Senior Notes due 2036 could convert their notes at June 30, 2007, because the Company’s average stock price for the prior 20 trading days exceeded the conversion price of $37.34, $37.34, $53.70 and $64.68, respectively, for each of the notes. The $6.6 million par value of Old Notes is only convertible into the Company’s common stock and would not utilize current assets for payment. The remaining notes totaling $738.2 million are required to be classified as a current liability, except when the Company has the ability and intent to finance the notes with long-term debt, such as its $400 million revolving credit facility, which matures June 22, 2011. As of June 30, 2007, there were no loans outstanding under the revolving credit facility, and after consideration of usage for letters of credit, $355.2 million was available for future borrowing. As a result, the Company classified $355.2 million of these notes as long-term and the remaining $383.0 million as current.
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

Upon adoption of FIN 48, the Company elected to make a change in accounting principle concerning the financial statement presentation of interest and penalties related to income taxes. Such interest and penalties are now classified in the income statement as income taxes. Prior to the change, interest expense was classified as interest expense, interest income was classified as interest income and other, and penalties were classified as operating expenses. Prior to adoption, accrued interest and penalties were $0.2 million. Upon adoption, the Company increased its accrued interest and penalties to $0.6 million.
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
Note 5 – Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators, and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision, because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At June 30, 2007 and December 31, 2006, the Company had $4.8 million accrued in other long-term liabilities, based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At June 30, 2007 and December 31, 2006, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At June 30, 2007 and December 31, 2006, the general and professional liability consisted of short-term reserves of $62.0 million and $61.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $104.0 million and $109.0 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $13.1 million and $28.4 million for the three and six months ended June 30, 2007, respectively, and $17.9 million and $35.9 million for the three and six months ended June 30, 2006, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.
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
Stock-based compensation expense, related to stock options, time- and performance-vested restricted stock, restricted stock units and stock appreciation rights, was $21.7 million and $19.1 million for the first halves of 2007 and 2006, respectively, excluding the cumulative effect discussed previously. During the first half of 2007, the following awards were granted: 345,000 stock options with an exercise price of $53.21 and a weighted-average grant-date fair value of $13.68, which cliff vest in three years, and 191,800 restricted stock units with a grant-date fair value of $53.21, which cliff vest in three years. For performance-vested restricted stock related to 2007, there are target awards of 113,267 shares, with a weighted-average grant-date fair value of $44.53. Depending on the Company’s actual performance, the actual shares awarded could range from zero to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting.
Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings related to option exercises or vesting of stock had a value of $28.8 million and $35.6 million for the first halves of 2007 and 2006, respectively.

Note 7 — Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$43,644	$45,551	$73,503	$72,556
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	27	27	55	54

Numerator for diluted EPS	$43,671	$45,578	$73,558	$72,610

Denominator:
Denominator for basic EPS – weighted-average shares	73,231	76,277	73,138	77,593
Effect of dilutive securities:
Stock options	914	968	846	959
Restricted stock or units	148	53	122	36
Convertible Senior Notes	6,302	1,191	4,642	1,070

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	80,595	78,489	78,748	79,658

EPS — Income before cumulative effect:
Basic	$.60	$.60	$1.00	$.94
Diluted	$.54	$.58	$.93	$.91
Options to purchase 0.2 million shares of the Company’s common stock in the first half of 2007 were not included in the computation of diluted EPS, because the options’ average exercise price of $53 was greater than the average market price of the common shares.
The Company’s warrants related to its $400 million Convertible Senior Notes due in 2035 were not included in the computation of diluted EPS prior to the second quarter of 2007, because the warrants’ current conversion price of $59.55 was greater than the average market price of the common shares. The dilutive effect of the Convertible Senior Notes increased significantly in the second quarter of 2007 as a result of the increase in the Company’s stock price.

Note 8 – Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Effective December 31, 2006, the Company elected to terminate its qualified, overfunded, defined benefit pension plan. This plan, with frozen benefits prior to 1997, covers certain non-union employees. In the first quarter of 2007, the Company made either lump-sum distributions to participants or transferred account balances to a licensed insurance company for all remaining vested participants, based on the option elected by the participants. The Company was relieved of its obligation with respect to this plan, which resulted in a full settlement of the plan in the first quarter of 2007. The Company recorded a non-cash pretax charge of $24.9 million ($15.6 million after tax, or $.20 per share) in the first quarter of 2007 related to the terminated plan, with a $0.1 million adjustment in the second quarter of 2007.
The components of net pension cost are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
		(In thousands)
Service cost	$679	$484	$1,357	$1,592
Interest cost	452	1,170	1,174	2,205
Expected return on plan assets	(47)	(1,180)	(441)	(2,225)
Amortization of unrecognized transition asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	482	679	970	1,169
Amortization of net loss	22	356	242	605
Settlement loss (adjustment)	(103)		24,701

Net pension cost	$1,473	$1,497	$27,979	$3,322

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

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Three months ended June 30, 2007
Revenues from external customers	$817,166	$135,421	$5,193	$957,780
Depreciation and amortization	36,481	1,122	249	37,852
Operating margin	149,842	18,778	(1,150)	167,470

Three months ended June 30, 2006
Revenues from external customers	$771,073	$115,345	$7,796	$894,214
Intersegment revenues			1,057	1,057
Depreciation and amortization	34,959	791	396	36,146
Operating margin	139,224	18,517	367	158,108

Six months ended June 30, 2007
Revenues from external customers	$1,638,835	$268,038	$9,973	$1,916,846
Depreciation and amortization	72,196	2,077	566	74,839
Operating margin	305,572	32,924	(2,084)	336,412

Six months ended June 30, 2006
Revenues from external customers	$1,527,863	$220,145	$15,501	$1,763,509
Intersegment revenues			2,032	2,032
Depreciation and amortization	69,365	1,500	1,223	72,088
Operating margin	269,348	34,881	264	304,493
Note 10 – Subsequent Event
The Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the Merger Agreement), with MCHCR-CP Merger Sub Inc. (MergerCo). MergerCo is indirectly owned and controlled by The Carlyle Group.
The Merger Agreement contemplates that MergerCo will be merged with and into the Company (the Merger), with the Company continuing as the surviving corporation in the Merger and each outstanding share of common stock of the Company being converted in the Merger into the right to receive $67.00 per share in cash, without interest.
The Company has made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of the Company and its subsidiaries prior to the closing and covenants prohibiting the Company from soliciting, or providing information or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances to permit the board of directors of the Company to comply with its fiduciary duties.
Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to consummation of the Merger, receipt of certain regulatory consents and approvals, and the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
MergerCo has obtained equity and debt financing commitments to finance the transactions contemplated by the Merger Agreement, including the payment of the merger consideration, cashout of options and other equity awards, repayment of indebtedness, and payment of all related fees and expenses. The obligations of MergerCo are not conditioned on the receipt of this financing. MergerCo, however, is not required to consummate the Merger until after the completion of a marketing period (the Marketing Period). Subject to certain exceptions, the Marketing Period is the first period of 30 consecutive days (subject to tolling and extension under certain circumstances) following the date of the Merger Agreement throughout which MergerCo shall have certain financial information with respect to the Company required to consummate the debt financing, the Company’s independent public accountants shall not have withdrawn any relevant audit opinion and the conditions to closing (other than conditions that by their nature may be satisfied only at closing and certain conditions relating to governmental approvals and financing-related restructuring) shall have been satisfied.
The Company and MergerCo may terminate the Merger Agreement under certain circumstances. The Merger Agreement provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay MergerCo a termination fee equal to $175.0 million and, in some cases, expenses up to a cap of $15.0 million (which amounts reduce any applicable termination fee). The Merger Agreement further provides that, in the event that the Company terminates the Merger Agreement because MergerCo has not received the proceeds of debt financing necessary to consummate the Merger at the end of the Marketing Period, and the Company is not otherwise in breach of its obligations under the Merger Agreement, then MergerCo is required to pay a termination fee in an aggregate amount equal to $175.0 million, and such fee represents the Company’s sole and exclusive remedy. The Company, on the one hand, and MergerCo, on the other hand, are also subject to an overall cap on damages of $250.0 million for breaches of the Merger Agreement.
In connection with the Merger and the required stockholder approval, the Company will file a proxy statement with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
          General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both Company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the ultimate size of claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported, and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first half of 2007 with the same period in 2006, the number of new claims and our average settlement cost per claim have decreased. Our accrual for current claims is $4.3 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
          Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses Company-specific and industry data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. In comparing the first half of 2007 with the same period in 2006, the number of new claims was similar. Our workers’ compensation expense decreased $1.5 million for the first half of 2007 in comparison to the prior-year period. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
Results of Operations –
Quarter and Year-To-Date June 30, 2007 Compared with June 30, 2006
          Overview. During the second quarter of 2007, there were unusual items totaling $.11 per share as follows:
♦	Our stock-based compensation expense of $11.6 million and deferred compensation expense of $4.5 million were higher than expected. The expense for the quarter was higher than expected by $10.3 million, or $.08 per share, primarily because of our stock price increase of over 20 percent for the quarter. Of the stock-based compensation and deferred compensation expense, we recorded approximately 15 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	We recorded expenses of $2.8 million, or $.02 per share, for transaction costs related to our evaluation of strategic alternatives. See Note 10 to our consolidated financial statements for a discussion of the sale of the Company.

♦	We recorded expenses of $1.1 million, or about $.01 per share, related to separation and other expenses for former officers.
During the first half of 2007, there were unusual items totaling $.39 per share as follows:
♦	We recorded a non-cash charge of $24.8 million, or $.20 per share, as a result of the termination and full settlement of an overfunded defined benefit pension plan, as discussed in Note 8 to our consolidated financial statements.

♦	Our stock-based compensation expense of $21.7 million and deferred compensation expense of $7.9 million were higher than expected. The expense for the first half was higher than expected by $18.0 million, or $.14 per share, primarily because of our stock price increase of over 39 percent for the first half of 2007. Of the stock-based compensation and deferred compensation expense, we recorded approximately 20 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	We recorded a loss of $4.7 million, $.04 per share, related to the sale of our investment in two hospitals, as discussed in Note 2 to our consolidated financial statements.

♦	We recorded expenses of $2.8 million, or $.02 per share, for transaction costs as discussed above.

♦	We recorded expenses of $1.1 million, or about $.01 per share, related to separation and other expenses for former officers.

♦	The items above were partially offset by a tax benefit of $1.4 million, or $.02 per share, related primarily to tax credits from prior periods.
During the first half of 2006, there were unusual items totaling $.21 per share as follows:
♦	Our stock-based compensation expense of $19.1 million and deferred compensation expense of $4.0 million were higher than expected. The expense for the first half was higher than expected by $11.3 million, or $.09 per share, primarily because of our stock price increase of 18 percent for the first half, stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense. Of the stock-based compensation and deferred compensation expense, we recorded approximately 20 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax, or $.03 per share) was a result of the adoption of Statement 123R, as reported on a separate line item in our income statement. We were required to change the measurement method for our SARs liability from intrinsic value to fair value on January 1, 2006.

♦	We recorded a charge of $11.1 million, or $.09 per share, related to the write-down of our transcription business, which we sold in the fourth quarter of 2006. We reported the charge on a separate line item in our income statement.

     Revenues – Quarter. Our revenues increased $63.6 million, or 7 percent, from the second quarter of 2006. As discussed in Note 9 to our consolidated financial statements, we reorganized our reporting structure by combining our rehabilitation services with skilled nursing and assisted living services. Revenues from our long-term care and rehabilitation segment increased $46.1 million, or 6 percent, due to increases in rates/patient mix of $50.7 million and capacity of $1.8 million that were partially offset by a decrease in occupancy of $6.4 million. Our revenues from the hospice and home health segment increased $20.1 million, or 17 percent, primarily from an increase in the number of patients utilizing our hospice services.
     Revenues – First Half. Our revenues in the first half of 2007 increased $153.3 million, or 9 percent, compared with the first half of 2006. Revenues from our long-term care and rehabilitation segment increased $111.0 million, or 7 percent, due to increases in rates/patient mix of $116.4 million and capacity of $6.6 million that were partially offset by a decrease in occupancy of $12.0 million. Our revenues from the hospice and home health segment increased $47.9 million, or 22 percent, primarily from an increase in the number of patients utilizing our hospice services.
     Revenue Factors – Quarter and First Half. Our average rates per day for the long-term care and rehabilitation segment were as follows:

	Second Quarter			First Half
	2007	2006	Increase	2007	2006	Increase
Medicare	$412.46	$382.31	8%	$409.46	$378.95	8%
Medicaid	$158.84	$151.52	5%	$158.78	$151.15	5%
Private and other (skilled only)	$240.25	$228.00	5%	$239.35	$225.89	6%
Our average Medicare rate increased 3.1 percent due to the market basket increase effective October 1, 2006. The remaining increase was a result of our continued shift to higher-acuity and higher-rate-category patients compared with the first half of 2006. Our average Medicaid rate in the table above excluded prior-period revenues. When taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 4 percent for the first half of 2007 compared with the prior-year period.
Our occupancy levels were as follows:

	Second Quarter		First Half
	2007	2006	2007	2006
Total	89%	89%	89%	90%
Skilled nursing facilities	89%	90%	89%	90%
The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care and rehabilitation segment increased from 72 percent for the second quarter and first half of 2006 to 73 percent for the second quarter and first half of 2007.

We increased our bed capacity between the first halves of 2006 and 2007, primarily by opening four skilled nursing facilities between November 2006 and April 2007.
     Operating Expenses – Quarter. Our operating expenses in the second quarter of 2007 increased $54.2 million, or 7 percent, compared with the second quarter of 2006.
Operating expenses from our long-term care and rehabilitation segment increased $35.5 million, or 6 percent, between the second quarters of 2006 and 2007. The largest portion of the operating expense increase related to labor costs of $25.2 million and ancillary costs, excluding internal labor, of $9.8 million. Our average wage rate increased 5 percent compared with the second quarter of 2006. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability costs decreased $5.0 million.
Our operating expenses from our hospice and home health segment increased $19.8 million, or 20 percent, between the second quarters of 2006 and 2007. The increase related to labor costs of $12.6 million, ancillary costs, including pharmaceuticals, of $2.5 million, and other nursing care costs, including medical equipment and supplies, of $1.5 million. Our operating margin percentage in 2007 was lower than 2006 primarily because of additional costs associated with the start-up of new offices and inpatient facilities.
     Operating Expenses – First Half. Our operating expenses in the first half of 2007 increased $121.4 million, or 8 percent, compared with the first half of 2006.
Operating expenses from our long-term care and rehabilitation segment increased $74.7 million, or 6 percent, between the first halves of 2006 and 2007. The largest portion of the operating expense increase of $44.0 million related to labor costs. The other significant operating expense increases included ancillary costs, excluding internal labor, of $19.8 million and provider assessments of $8.5 million. General and professional liability expense decreased $7.7 million.
Our operating expenses from our hospice and home health segment increased $49.9 million, or 27 percent. The increase related to labor costs of $30.2 million, ancillary costs, including pharmaceuticals, of $6.2 million, and other nursing care costs, including medical equipment and supplies, of $5.1 million.
     General and Administrative Expenses. Our general and administrative expenses increased $9.6 million and $31.0 million from the second quarters and first halves of 2006 and 2007, respectively. Our expense in the first half of 2007 included $24.8 million related to the non-cash charge as a result of terminating one of our pension plans, as discussed in Note 8 to our consolidated financial statements. Our expense in the second quarter and first half of 2007 included

$2.8 million of transaction expenses, as discussed in the overview. Excluding these charges in 2007, the increase in general and administrative expenses primarily related to an increase in costs associated with our stock-based and deferred compensation. Our stock price increased 18 percent in the first half of 2006 and 39 percent in the first half of 2007. In addition, our stock-based compensation in 2006 included stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense.
     Interest Expense. Interest expense increased $0.8 million and $2.3 million between the second quarters and first halves of 2006 and 2007, respectively, because of higher debt levels partially offset by lower interest rates. In May 2006, we issued $250 million principal amount of 2.0% Convertible Senior Notes due in 2036.
     Equity in Earnings of Affiliated Companies. Our equity earnings declined in 2007 primarily due to the sale of our ownership interest in two hospitals, as discussed in Note 2 to our consolidated financial statements.
     Income Taxes. Our effective tax rate was 35.8 percent in the first half of 2007 compared with 37.0 percent in the first half of 2006. Our effective tax rate in 2007 was lower than expected, primarily due to tax credits from prior years recorded in the first quarter.
Financial Condition – June 30, 2007 and December 31, 2006
There was a reclassification between long-term debt due within one year and long-term debt, because the holders of our $400 million and $250 million Convertible Senior Notes could convert their notes at June 30, 2007, as discussed further in Note 3 to our consolidated financial statements.
Liquidity and Capital Resources
     Cash Flows. During the first half of 2007, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, the paydown of debt, and the payment of dividends. Cash flows from operating activities were $161.8 million for the first half of 2007, an increase of $13.2 million from the first half of 2006. The additional operating cash flows were primarily due to an increase in net income, excluding non-cash charges.
     Investing Activities. Our expenditures for property and equipment of $53.4 million in the first half of 2007 included $14.1 million to construct new facilities and expand existing facilities. In 2007, we opened one skilled nursing facility in January and one in April. The proceeds from sale of assets primarily related to the sale of our investment in two hospitals, as discussed further in Note 2 to our consolidated financial statements.

     Debt Agreements. As of June 30, 2007, there were no loans outstanding under our $400 million revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). After consideration of usage for letters of credit, $355.2 million, plus the accordion feature, was available for future borrowings.
During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of our common stock for the excess value.
The holders of our $94.7 million Convertible Senior Notes due 2023, $400 million Convertible Senior Notes due 2035 and $250 million Convertible Senior Notes due 2036 have the ability to convert their notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34, $53.70 and $64.68, respectively, which it was as of June 30, 2007. The holders of $6.6 million principal amount of the Old Notes due 2023 can convert their notes into shares of our common stock. The holders of $88.2 million principal amount of the New Notes due 2023, $400 million principal amount of Convertible Senior Notes due 2035 and $250 million principal amount of Convertible Senior Notes due 2036 can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
In addition, the holders of the $88.2 million principal amount of New Notes, the $400 million principal amount of 2.125% Convertible Senior Notes, and the $250 million principal amount of 2.0% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events. We are required to satisfy the principal value in cash upon conversion or repurchase.
     Stock Purchase. At December 31, 2006, we had remaining authority to purchase $112.1 million of our common stock. We repurchased no shares during the first half of 2007. We may use shares repurchased for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
     Cash Dividends. On July 26, 2007, we announced that the Company will pay a quarterly cash dividend of 17 cents per share to shareholders of record on August 13, 2007. This dividend will approximate $12.5 million and is payable August 27, 2007. Although we intend to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared, paid or increased in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2006. During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of our common stock for the excess value. As of December 31, 2006, the carrying amount of our fixed-rate debt was $950.0 million with a fair value of $1,069.0 million. As of June 30, 2007, the carrying amount of our fixed-rate debt was $944.7 million with a fair value of $1,331.4 million.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There were no changes in our internal control over financial reporting in the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
As of August 3, 2007, we were aware of one lawsuit that was filed by an alleged stockholder of the Company relating to our proposed transaction with The Carlyle Group. The lawsuit was filed in the Circuit Court of Lucas County, Ohio. It names the Company, the Company’s directors, and The Carlyle Group as defendants. The plaintiff seeks to represent a putative class of all public holders of the Company’s common stock. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties to our stockholders by approving the proposed transaction. Specifically, the directors were alleged to have breached their fiduciary duties of loyalty, care, independence, good faith, and fair dealing by approving a transaction for inadequate consideration. The lawsuit seeks preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorneys’ fees, and other relief. The Company believes that the lawsuit is without merit and intends to contest it vigorously.
See Note 5 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our common stock during the second quarter of 2007. On May 10, 2006, Manor Care announced that its Board of Directors authorized management to spend $300 million to purchase common stock through December 31, 2007. As of June 30, 2007, we had $112.1 million remaining authority.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 8, 2007, the stockholders voted to elect the following directors: a) Mary Taylor Behrens, b) Joseph F. Damico, c) Stephen L. Guillard, d) William H. Longfield, e) Paul A. Ormond, f) John T. Schwieters, g) Richard C. Tuttle, h) Gail R. Wilensky and i) Thomas L. Young. All directors were approved. The votes were as follows:

Item	For	Against	Abstain
a	67,712,743	419,547	447,333
b	65,685,506	2,445,088	449,028
c	68,054,729	74,897	449,995
d	66,451,587	1,658,383	469,652
e	67,422,935	690,659	466,029
f	66,376,793	1,721,975	480,855
g	66,705,870	1,393,893	479,859
h	67,623,160	475,747	480,718
i	63,863,319	4,206,990	509,311
Item 5. Other Information.
None

Item 6. Exhibits.

S-K Item
601 No.
2.1	Agreement and Plan of Merger, dated as of July 2, 2007, between MCHCR-CP Merger Sub Inc. and Manor Care, Inc. (filed as Exhibit 2.1 to Manor Care, Inc.’s Form 8-K filed on July 2, 2007 and incorporated herein by reference)

4.1*	Supplemental Indenture for 2.125% Convertible Senior Notes due 2035, dated as of May 17, 2006, among Manor Care, Inc., the subsidiary guarantors as named therein and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee

10.1*	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Paul A. Ormond

10.2*	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Stephen L. Guillard

10.3*	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Steven M. Cavanaugh

10.4*	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Richard A. Parr II

10.5*	Amendment to the HCR Manor Care Senior Executive Retirement Plan, dated as of June 18, 2007

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)
Date August 3, 2007	By	/s/ Steven M. Cavanaugh
Steven M. Cavanaugh, Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
4.1	Supplemental Indenture for 2.125% Convertible Senior Notes due 2035, dated as of May 17, 2006, among Manor Care, Inc., the subsidiary guarantors as named therein and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee

10.1	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Paul A. Ormond

10.2	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Stephen L. Guillard

10.3	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Steven M. Cavanaugh

10.4	Employment Agreement dated as of June 13, 2007, between Manor Care, Inc. and Richard A. Parr II

10.5	Amendment to the HCR Manor Care Senior Executive Retirement Plan, dated as of June 18, 2007

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002