Form 10-Q
period 2007-09-30
MANOR CARE INC
filed 2007-11-09
CIK 878736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2007.
Common stock, $0.01 par value – 73,464,220 shares

Manor Care, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements.
Manor Care, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$120,928	$17,658
Receivables, less allowances for doubtful accounts of $91,942 and $74,644, respectively	583,946	565,831
Convertible note hedge receivable	200,033
Prepaid expenses and other assets	42,624	34,924
Deferred income taxes	8,219	781

Total current assets	955,750	619,194

Property and equipment, net of accumulated depreciation of $953,070 and $844,471, respectively	1,473,419	1,493,576
Goodwill	134,758	132,997
Intangible assets, net of amortization of $2,376 and $1,862, respectively	5,218	5,782
Other assets	124,442	146,928

Total assets	$2,693,587	$2,398,477

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$118,336	$120,621
Employee compensation and benefits	175,269	165,001
Warrant payable	113,863
Accrued insurance liabilities	110,927	109,538
Income tax payable	53,099	10,118
Other accrued liabilities	57,466	79,904
Long-term debt due within one year	418,313	38,447

Total current liabilities	1,047,273	523,629

Long-term debt	532,304	955,211
Deferred income taxes	63,604	78,741
Other liabilities	282,768	267,703

Shareholders’ equity:
Preferred stock, $.01 par value, 5 million shares authorized
Common stock, $.01 par value, 300 million shares authorized, 111.0 million shares issued	1,110	1,110
Capital in excess of par value	510,494	407,506
Retained earnings	1,512,221	1,437,145
Accumulated other comprehensive loss	(12,442)	(29,217)

	2,011,383	1,816,544
Less treasury stock, at cost (37.8 and 38.3 million shares, respectively)	(1,243,745)	(1,243,351)

Total shareholders’ equity	767,638	573,193

Total liabilities and shareholders’ equity	$2,693,587	$2,398,477

See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$967,814	$915,515	$2,884,660	$2,679,024
Expenses:
Operating	797,631	752,495	2,378,065	2,211,511
General and administrative	56,461	45,437	183,336	141,334
Depreciation and amortization	37,729	36,732	112,568	108,820
Asset impairment				11,082

	891,821	834,664	2,673,969	2,472,747

Income before other income (expenses) and income taxes	75,993	80,851	210,691	206,277

Other income (expenses):
Interest expense	(8,155)	(8,749)	(25,375)	(23,668)
Loss on sale of assets	(145)	(125)	(5,277)	(284)
Equity in earnings of affiliated companies	630	971	1,614	4,558
Interest income and other	1,665	203	2,803	1,431

Total other expenses, net	(6,005)	(7,700)	(26,235)	(17,963)

Income before income taxes	69,988	73,151	184,456	188,314
Income taxes	30,592	26,649	71,557	69,256

Income before cumulative effect	39,396	46,502	112,899	119,058
Cumulative effect of change in accounting principle, net of tax				(2,476)

Net income	$39,396	$46,502	$112,899	$116,582

Earnings per share — basic:
Income before cumulative effect	$.54	$.63	$1.54	$1.56
Cumulative effect				(.03)

Net income	$.54	$.63	$1.54	$1.53

Earnings per share — diluted:
Income before cumulative effect	$.49	$.60	$1.43	$1.51
Cumulative effect				(.03)

Net income	$.49	$.60	$1.43	$1.48

Weighted-average shares:
Basic	73,282	73,833	73,186	76,326
Diluted	79,856	77,386	79,118	78,887

Cash dividends declared per common share	$.17	$.16	$.51	$.48
See notes to consolidated financial statements.

Manor Care, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2007	2006
	(In thousands)
Operating Activities
Net income	$112,899	$116,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,568	108,820
Asset impairment and other non-cash charges	25,210	15,050
Stock option and restricted stock compensation	13,994	14,980
Provision for bad debts	44,980	42,920
Deferred income taxes	(22,575)	(20,559)
Net loss on sale of assets	5,277	284
Equity in earnings of affiliated companies	(1,614)	(4,558)
Changes in assets and liabilities, excluding sold facilities and acquisitions:
Receivables	(90,665)	(145,800)
Prepaid expenses and other assets	20,039	9,771
Liabilities	29,807	17,238

Total adjustments	137,021	38,146

Net cash provided by operating activities	249,920	154,728

Investing Activities
Investment in property and equipment	(83,956)	(105,759)
Investment in systems development	(4,743)	(2,822)
Investment in partnership		(9,275)
Acquisitions	(2,907)	(19,298)
Net change in restricted cash and cash equivalents	(18,086)
Proceeds from sale of assets	33,982	40

Net cash used in investing activities	(75,710)	(137,114)

Financing Activities
Net borrowings (repayments) under revolving credit facility	(36,000)	18,800
Proceeds from issuance of senior notes		250,000
Principal payments of long-term debt	(9,492)	(1,472)
Payment of financing costs		(5,915)
Purchase of common stock for treasury		(270,634)
Dividends paid	(37,328)	(37,080)
Proceeds from exercise of stock options	5,119	14,374
Excess tax benefits from share-based payment arrangements	6,761	17,319

Net cash used in financing activities	(70,940)	(14,608)

Net increase in cash and cash equivalents	103,270	3,006
Cash and cash equivalents at beginning of period	17,658	12,293

Cash and cash equivalents at end of period	$120,928	$15,299

See notes to consolidated financial statements.

Manor Care, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1 – Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Manor Care, Inc. (the Company), all adjustments considered necessary for a fair presentation are included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
At September 30, 2007, the Company operated 280 skilled nursing facilities, 65 assisted living facilities, 122 hospice and home health offices, and 83 outpatient therapy clinics.
Comprehensive Income
Comprehensive income represents the sum of net income plus other comprehensive income (loss). Comprehensive income was $39.7 million for the third quarter of 2007, which included net income of $39.4 million and other comprehensive income of $0.3 million. Comprehensive income was $129.7 million for the first nine months of 2007, which included net income of $112.9 million and other comprehensive income of $16.8 million. The other comprehensive income primarily represented the remaining amortization of unrecognized pension costs related to the Company’s terminated pension plan. Comprehensive income was $46.5 million and $116.6 million for the third quarter and first nine months of 2006, respectively, which represented net income.
Goodwill
During the first quarter of 2007, the Company reorganized its reporting structure by combining its rehabilitation operating segment with its long-term care operating segment. The Company refers to this new segment as long-term care and rehabilitation. Prior to the reorganization, rehabilitation was included in the Other category. See Note 9 for further discussion of segments.

The changes in the carrying amount of goodwill by segment after the reorganization are as follows:

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Balance at January 1, 2006	$66,522	$36,384	$451	$103,357
Goodwill from acquisitions	10,290	19,350		29,640

Balance at December 31, 2006	76,812	55,734	451	132,997
Goodwill from acquisitions	1,836			1,836
Goodwill written off related to sale		(75)		(75)

Balance at September 30, 2007	$78,648	$55,659	$451	$134,758

Insurance Liabilities
At September 30, 2007 and December 31, 2006, the workers’ compensation liability consisted of short-term reserves of $21.0 million at each date, which were included in accrued insurance liabilities, and long-term reserves of $37.0 million at each date, which were included in other long-term liabilities. The expense for workers’ compensation was $5.8 million and $17.3 million for the three and nine months ended September 30, 2007, respectively, and $5.6 million and $18.6 million for the three and nine months ended September 30, 2006, respectively. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that these reserves will not require material adjustment in future periods. See Note 5 for discussion of the Company’s general and professional liability.
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
Note 3 – Debt
On October 5, 2007, the Company initiated the redemption of its $200 million principal amount of 6.25% Senior Notes due 2013. The redemption date was November 7, 2007, and the redemption price was $217.3 million, excluding accrued interest. The carrying value of the Senior Notes of $199.7 million at September 30, 2007 was classified as a current liability.
During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of the Company’s common stock for the excess value.
The holders of the $6.6 million of Old Notes due 2023, $88.2 million of New Notes due 2023, and $400 million of Convertible Senior Notes due 2035 could convert their notes at September 30, 2007, because the Company’s average stock price for the prior 20 trading days exceeded the conversion price of $37.34, $37.34 and $53.70, respectively, for each of the notes. The $6.6 million par value of Old Notes is only convertible into the Company’s common stock and would not utilize current assets for payment. The remaining notes totaling $488.2 million are required to be classified as a current liability, except when the Company has the ability and intent to finance the notes with long-term debt, such as its $400 million revolving credit facility, which matures June 22, 2011. As of September 30, 2007, there were no loans outstanding under the revolving credit facility, and after consideration of usage for letters of credit, $269.7 million was available for future borrowing. As a result, the Company classified $269.7 million of these notes as long-term and the remaining $218.5 million as current.
In connection with the August 2005 issuance of $400 million principal amount of 2.125% Convertible Senior Notes due in 2035 (2035 Notes), the Company entered into convertible note hedge and warrant option transactions with respect to its common stock. The note hedge and warrant transactions were required to be net share settled. These transactions had no effect on the terms of the 2035 Notes and were intended to reduce the potential dilution upon future conversion of the 2035 Notes by effectively increasing the initial conversion price to $59.66 per share, representing a 60 percent conversion premium. The net cost of $53.8 million of the convertible note hedge and warrant option transactions was included in shareholders’ equity, along with the partially offsetting tax benefit of the hedge of $29.3 million.
Concurrently upon entering into the Merger Agreement on July 2, 2007, as discussed in Note 10, the Company entered into an agreement to change the terms of the convertible note hedge and warrant agreements, if the merger transaction closes. The convertible note hedge will be settled in cash, shares or a combination at the option of the dealer. The warrant will be settled by the Company in cash, along with a $47 million fee. As a result of the change in settlement terms, the transactions are required to be recorded as an asset and liability. At September 30, 2007, the Company recorded a $200.0 million receivable and $113.9 million payable with the net amount recorded in shareholders’ equity. There was no income statement effect in the third quarter of 2007.
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
Note 5 – Contingencies
One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties (PRPs) in a variety of actions (the Actions) relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. Sections 9601 et seq. (CERCLA) and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies (Cenco). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators, and multiple waste transportation disposal companies. Such proceedings involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision, because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where subsidiaries or affiliates of the Company are alleged to be a potentially responsible party has not yet been quantified. At September 30, 2007 and December 31, 2006, the Company had $4.8 million accrued in other long-term liabilities, based on its current assessment of the likely outcome of the Actions. The amount of the Company’s reserve is based on management’s continual monitoring of the litigation activity, estimated clean-up costs and the portion of the liability for which the Company is responsible. At September 30, 2007 and December 31, 2006, there were no receivables related to insurance recoveries.
The Company is party to various other legal matters arising in the ordinary course of business including patient care-related claims and litigation. At September 30, 2007 and December 31, 2006, the general and professional liability consisted of short-term reserves of $62.2 million and $61.7 million, respectively, which were included in accrued insurance liabilities, and long-term reserves of $99.0 million and $109.0 million, respectively, which were included in other long-term liabilities. The expense for general and professional liability claims, premiums and administrative fees was $15.2 million and $43.6 million for the three and nine months ended September 30, 2007, respectively, and $17.7 million and $53.7 million for the three and nine months ended September 30, 2006, respectively, which was included in operating expenses. Although management believes that the Company’s liability reserves are adequate, there can be no assurance that such provision and liability will not require material adjustment in future periods.

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
Stock-based compensation expense, related to stock options, time- and performance-vested restricted stock, restricted stock units and stock appreciation rights, was $25.5 million and $27.4 million for the first nine months of 2007 and 2006, respectively, excluding the cumulative effect discussed previously. During the first nine months of 2007, the following awards were granted: 345,000 stock options with an exercise price of $53.21 and a weighted-average grant-date fair value of $13.68, which cliff vest in three years, and 191,800 restricted stock units with a grant-date fair value of $53.21, which cliff vest in three years. For performance-vested restricted stock related to 2007, there are target awards of 113,267 shares, with a weighted-average grant-date fair value of $44.53. Depending on the Company’s actual performance, the actual shares awarded could range from zero to 225 percent of the target shares. The Company accrues the expense based on the number of awards that are probable of vesting.
Shares delivered by employees to the Company to cover the payment of the option price and tax withholdings related to option exercises or vesting of stock had a value of $28.8 million and $56.4 million for the first nine months of 2007 and 2006, respectively.

Note 7 – Earnings Per Share
The calculation of earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands, except earnings per share)
Numerator:
Numerator for basic EPS – income before cumulative effect	$39,396	$46,502	$112,899	$119,058
After-tax amount of interest expense on Convertible Senior Notes (Old Notes)	24	27	80	82

Numerator for diluted EPS	$39,420	$46,529	$112,979	$119,140

Denominator:
Denominator for basic EPS – weighted- average shares	73,282	73,833	73,186	76,326
Effect of dilutive securities:
Stock options	902	961	865	960
Restricted stock or units	245	81	163	51
Convertible Senior Notes	5,427	2,511	4,904	1,550

Denominator for diluted EPS – adjusted for weighted-average shares and assumed conversions	79,856	77,386	79,118	78,887

EPS — Income before cumulative effect:
Basic	$.54	$.63	$1.54	$1.56
Diluted	$.49	$.60	$1.43	$1.51
Options to purchase 0.1 million shares of the Company’s common stock in the first nine months of 2007 were not included in the computation of diluted EPS, because the options’ average exercise price of $53 was greater than the average market price of the common shares.
The Company’s warrants related to its $400 million Convertible Senior Notes due in 2035 were not included in the computation of diluted EPS prior to the second quarter of 2007, because the warrants’ current conversion price of $59.52 was greater than the average market price of the common shares. The warrants were not included in the third quarter of 2007, because the terms of the agreement were changed from net share settled to cash settled, as discussed in Note 3. The dilutive effect of the Convertible Senior Notes increased significantly in the second and third quarters of 2007 as a result of the increase in the Company’s stock price.

Note 8 – Employee Benefit Plans
The Company has two qualified and two non-qualified defined benefit pension plans included in the table below. Effective December 31, 2006, the Company elected to terminate its qualified, overfunded, defined benefit pension plan. This plan, which had its benefits frozen prior to 1997, covers certain non-union employees. In the first quarter of 2007, the Company made either lump-sum distributions to participants or transferred account balances to a licensed insurance company for all remaining vested participants, based on the option elected by the participants. The Company was relieved of its obligation with respect to this plan, which resulted in a full settlement of the plan in the first quarter of 2007. The Company recorded a non-cash pretax charge of $24.9 million ($15.6 million after tax, or $.20 per share) in the first quarter of 2007 related to the terminated plan, with a $0.1 million reduction in expense in the second quarter of 2007 and a $0.3 million additional expense in the third quarter of 2007.
The components of net pension cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Service cost	$678	$806	$2,035	$2,398
Interest cost	452	1,165	1,626	3,370
Expected return on plan assets	(46)	(1,112)	(487)	(3,337)
Amortization of unrecognized transition asset	(12)	(12)	(36)	(36)
Amortization of prior service cost	482	646	1,452	1,815
Amortization of net loss	21	299	263	904
Settlement loss	302		25,003

Net pension cost	$1,877	$1,792	$29,856	$5,114

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

	Long-Term
	Care and	Hospice and
	Rehabilitation	Home Health	Other	Total
	(In thousands)
Three months ended September 30, 2007
Revenues from external customers	$830,450	$131,315	$6,049	$967,814
Depreciation and amortization	36,080	1,399	250	37,729
Operating margin	152,795	18,463	(1,075)	170,183

Three months ended September 30, 2006
Revenues from external customers	$779,027	$127,918	$8,570	$915,515
Intersegment revenues			968	968
Depreciation and amortization	35,334	812	586	36,732
Operating margin	139,311	21,465	2,244	163,020

Nine months ended September 30, 2007
Revenues from external customers	$2,469,285	$399,353	$16,022	$2,884,660
Depreciation and amortization	108,276	3,476	816	112,568
Operating margin	458,367	51,387	(3,159)	506,595

Nine months ended September 30, 2006
Revenues from external customers	$2,306,890	$348,063	$24,071	$2,679,024
Intersegment revenues			3,000	3,000
Depreciation and amortization	104,699	2,312	1,809	108,820
Operating margin	408,659	56,346	2,508	467,513
Note 10 – Proposed Merger
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
At a special meeting of the stockholders of the Company held on October 17, 2007, the Company’s stockholders approved the Merger Agreement. The Merger, which remains subject to receipt of certain regulatory approvals and other customary closing conditions, is expected to close in the fourth quarter of 2007.
As a result of the Company’s evaluation of strategic alternatives and entering into the Merger Agreement, the Company incurred transaction costs, including legal fees, investment bank advisory fees, opinion fees, and other related costs, of $13.7 million and $16.5 million for the three and nine months ended September 30, 2007, respectively. Some of the expenses incurred with the Merger are expected to be nondeductible for tax purposes, which negatively affected the effective tax rate in the third quarter of 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     General and Professional Liability. Our general and professional reserves include amounts for patient care-related claims and incurred but not reported claims. The amount of our reserves is determined based on an estimation process that uses information obtained from both Company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we estimate the ultimate size of claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported, and the expected costs to settle unpaid claims. Our assumptions take into consideration our internal efforts to contain our costs by reviewing our risk management programs, our operational and clinical initiatives, and other industry changes affecting the long-term care market. In comparing the first nine months of 2007 with the same period in 2006, the number of new claims was similar, and our average settlement cost per claim decreased. Our accrual for current claims is $4.3 million per month. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.
     Workers’ Compensation Liability. Our workers’ compensation reserves are determined based on an estimation process that uses Company-specific and industry data. We continuously monitor the claims and develop information about the ultimate cost of the claims based on our historical experience. In comparing the first nine months of 2007 with the same period in 2006, the number of new claims was similar. Our workers’ compensation expense decreased $1.3 million for the first nine months of 2007 in comparison to the prior-year period. Although we believe our liability reserves are adequate and appropriate, we can give no assurance that these reserves will not require material adjustment in future periods.

Results of Operations –
Quarter and Year-To-Date September 30, 2007 Compared with September 30, 2006
          Overview. During the third quarter of 2007, there were unusual items totaling $.16 per share as follows:
♦	We recorded expenses of $13.7 million, or $.11 per share, for transaction costs. See Note 10 to our consolidated financial statements for a discussion of the proposed merger.

♦	We recorded additional income taxes of $4.5 million, or $.05 per share, primarily related to the nondeductible transaction costs for tax purposes, as discussed in Note 10 to our consolidated financial statements.
During the first nine months of 2007, there were unusual items totaling $.55 per share as follows:
♦	We recorded a non-cash charge of $25.1 million, or $.20 per share, as a result of the termination and full settlement of an overfunded defined benefit pension plan, as discussed in Note 8 to our consolidated financial statements.

♦	Our stock-based compensation expense of $25.5 million and deferred compensation expense of $9.2 million were higher than expected. The expense for the first nine months was higher than expected by $18.0 million, or $.14 per share, primarily because of our stock price increase of over 37 percent for the first nine months of 2007. Of the stock-based compensation and deferred compensation expense, we recorded approximately 17 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	We recorded expenses of $16.5 million, or $.13 per share, for transaction costs, as discussed in Note 10 to our consolidated financial statements.

♦	We recorded additional income taxes of $4.5 million, or $.05 per share, primarily related to the nondeductible transaction costs for tax purposes, as discussed above.

♦	We recorded a loss of $4.7 million, $.04 per share, related to the sale of our investment in two hospitals, as discussed in Note 2 to our consolidated financial statements.

♦	We recorded expenses of $1.1 million, or about $.01 per share, related to separation and other expenses for former officers.

♦	The items above were partially offset by a tax benefit of $1.4 million, or $.02 per share, related primarily to tax credits from prior periods.
During the first nine months of 2006, there were unusual items totaling $.21 per share as follows:
♦	Our stock-based compensation expense of $27.4 million and deferred compensation expense of $6.6 million were higher than expected. The expense for the first nine months was higher than expected by $11.3 million, or $.09 per share, primarily because of our stock price increase of over 31 percent for the first nine months, stock option grants that vested immediately as a result of an option reload feature, and executive retirements that accelerated the amortization of restricted stock expense. Of the stock-based compensation and deferred compensation expense, we recorded approximately 22 percent in operating expenses and the remaining amount in general and administrative expenses.

♦	The cumulative effect of the change in accounting for SARs of $4.0 million ($2.5 million after tax, or $.03 per share) was a result of the adoption of Statement 123R, as reported on a separate line item in our income statement. We were required to change the measurement method for our SARs liability from intrinsic value to fair value on January 1, 2006.

♦	We recorded a charge of $11.1 million, or $.09 per share, related to the write-down of our transcription business, which we sold in the fourth quarter of 2006. We reported the charge on a separate line item in our income statement.
          Revenues – Quarter. Our revenues increased $52.3 million, or 6 percent, from the third quarter of 2006. As discussed in Note 9 to our consolidated financial statements, we reorganized our reporting structure by combining our rehabilitation services with skilled nursing and assisted living services. Revenues from our long-term care and rehabilitation segment increased $51.4 million, or 7 percent, due to increases in rates/patient mix of $54.5 million and capacity of $2.2 million that were partially offset by a decrease in occupancy of $5.3 million. Our revenues from the hospice and home health segment increased $3.4 million, or 3 percent, related to our hospice services.
          Revenues – First Nine Months. Our revenues in the first nine months of 2007 increased $205.6 million, or 8 percent, compared with the first nine months of 2006. Revenues from our long-term care and rehabilitation segment increased $162.4 million, or 7 percent, due to increases in rates/patient mix of $170.9 million and capacity of $8.8 million that were partially offset by a decrease in occupancy of $17.3 million. Our revenues from the hospice and home health segment increased $51.3 million, or 15 percent, primarily from an increase in the number of patients utilizing our hospice services.
          Revenue Factors – Quarter and First Nine Months. Our average rates per day for the long-term care segment were as follows:

	Third Quarter			First Nine Months
	2007	2006	Increase	2007	2006	Increase
Medicare	$417.71	$383.16	9%	$412.17	$380.34	8%
Medicaid	$161.19	$153.13	5%	$159.60	$151.81	5%
Private and other (skilled only)	$243.81	$227.02	7%	$240.85	$226.28	6%
Our average Medicare rate increased 3.1 percent due to the market basket increase effective October 1, 2006. The remaining increase was a result of our continued shift to higher-acuity and higher-rate-category patients compared with the first nine months of 2006. Our average Medicaid rate in the table above excluded prior-period revenues. When taking into account the increase in state provider assessments, the net Medicaid rate increased approximately 4 percent for the first nine months of 2007 compared with the prior-year period.

Our occupancy levels were as follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Total	89%	89%	89%	89%
Skilled nursing facilities	89%	89%	89%	90%
The quality mix of revenues from Medicare, private pay and insured patients that related to our long-term care and rehabilitation segment increased from 72 percent for the third quarter and first nine months of 2006 to 73 percent for the third quarter and first nine months of 2007.
We increased our bed capacity between the first nine months of 2006 and 2007, primarily by opening four skilled nursing facilities between November 2006 and April 2007.
     Operating Expenses – Quarter. Our operating expenses in the third quarter of 2007 increased $45.1 million, or 6 percent, compared with the third quarter of 2006.
Operating expenses from our long-term care and rehabilitation segment increased $37.9 million, or 6 percent, between the third quarters of 2006 and 2007. The largest portion of the operating expense increase related to labor costs of $30.6 million and ancillary costs, excluding internal labor, of $8.7 million. Ancillary costs, which include various types of therapies, medical supplies and prescription drugs, increased as a result of our more medically complex patients. Our general and professional liability costs decreased $2.5 million.
Our operating expenses from our hospice and home health segment increased $6.4 million, or 6 percent, between the third quarters of 2006 and 2007. The increase related to labor costs of $5.0 million and ancillary costs, including pharmaceuticals, of $1.0 million.
     Operating Expenses – First Nine Months. Our operating expenses in the first nine months of 2007 increased $166.6 million, or 8 percent, compared with the first nine months of 2006.
Operating expenses from our long-term care and rehabilitation segment increased $112.7 million, or 6 percent, between the first nine months of 2006 and 2007. The largest portion of the operating expense increase related to labor costs of $74.6 million. The other significant operating expense increases included ancillary costs, excluding internal labor, of $28.5 million and provider assessments of $10.8 million. General and professional liability expense decreased $10.2 million.
Our operating expenses from our hospice and home health segment increased $56.2 million, or 19 percent. The increase related to labor costs of $35.3 million, ancillary costs, including pharmaceuticals, of $7.2 million, and other nursing care costs, including medical equipment and supplies, of $5.2 million. Our operating margin percentage in 2007 was lower than 2006 primarily because of additional costs associated with the start-up of new offices and inpatient facilities.
     General and Administrative Expenses. Our general and administrative expenses increased $11.0 million and $42.0 million from the third quarters and first nine months of 2006 and 2007, respectively. Our expense in the first nine months of 2007 included $25.1 million related to the non-cash charge as a result of terminating one of our pension plans, as discussed in Note 8 to our consolidated financial statements. Our expense in the third quarter and first nine months of 2007 included $13.7 million and $16.5 million, respectively, of transaction costs, as discussed in Note 10 to our consolidated financial statements. The costs associated with our stock-based compensation and deferred compensation expense decreased $3.0 million between the third quarters of 2006 and 2007, and increased $2.2 million between the first nine months of 2006 and 2007.
     Interest Expense. Interest expense increased $1.7 million between the first nine months of 2006 and 2007 because of higher debt levels partially offset by lower interest rates. In May 2006, we issued $250 million principal amount of 2.0% Convertible Senior Notes due in 2036.
     Equity in Earnings of Affiliated Companies. Our equity earnings declined in 2007 primarily due to the sale of our ownership interest in two hospitals, as discussed in Note 2 to our consolidated financial statements.
     Interest Income and Other. Our interest income was higher in the third quarter of 2007 as a result of the short-term investment of our cash and cash equivalents.
     Income Taxes. Our effective tax rate was 43.7 percent in the third quarter of 2007, compared with 36.4 percent in the third quarter of 2006. Our effective tax rate in the third quarter of 2007 was higher than expected due to the nondeductible transaction costs, as discussed in the Overview and Note 10 to our consolidated financial statements. Our effective tax rate in the third quarter of 2006 was lower than expected due primarily to the favorable revision of estimated tax liabilities for prior tax years.
Financial Condition – September 30, 2007 and December 31, 2006
There was a reclassification between long-term debt due within one year and long-term debt, because we initiated the redemption of our $200 million Senior Notes due in 2013, and the holders of our $400 million Convertible Senior Notes could convert their notes at September 30, 2007, as discussed further in Note 3 to our consolidated financial statements.

Liquidity and Capital Resources
     Cash Flows. During the first nine months of 2007, we satisfied our cash requirements primarily with cash generated from operating activities. We used the cash principally for capital expenditures, the paydown of debt, and the payment of dividends. Cash flows from operating activities were $249.9 million for the first nine months of 2007, an increase of $95.2 million from the first nine months of 2006. Our operating cash flows in 2006 included an increase in accounts receivable due to the federal government withholding industry providers’ Medicare reimbursement for the last nine days of September. We received approximately $65 million in the first week of October 2006 related to this period.
     Investing Activities. Our expenditures for property and equipment of $84.0 million in the first nine months of 2007 included $19.9 million to construct new facilities and expand existing facilities. In 2007, we opened one skilled nursing facility in January and one in April. The proceeds from sale of assets primarily related to the sale of our investment in two hospitals, as discussed further in Note 2 to our consolidated financial statements.
     Debt Agreements. As of September 30, 2007, there were no loans outstanding under our $400 million revolving credit facility, with an uncommitted option available to increase the facility by up to an additional $100 million (accordion feature). After consideration of usage for letters of credit, $269.7 million, plus the accordion feature, was available for future borrowings.
On October 5, 2007, we initiated the redemption of our $200 million principal amount of 6.25% Senior Notes due 2013. The redemption date was November 7, 2007, and the redemption price was $217.3 million, excluding accrued interest.
During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of our common stock for the excess value.
The holders of our $94.7 million Convertible Senior Notes due 2023 and $400 million Convertible Senior Notes due 2035 have the ability to convert their notes when the average of the last reported stock price for 20 trading days immediately prior to conversion is greater than or equal to $37.34 and $53.70, respectively, which it was as of September 30, 2007. The holders of $6.6 million principal amount of the Old Notes due 2023 can convert their notes into shares of our common stock. The holders of $88.2 million principal amount of the New Notes due 2023 and $400 million principal amount of Convertible Senior Notes due 2035 can convert their notes into cash for the principal value and into shares of our common stock for the excess value, if any.
In addition, the holders of the $88.2 million principal amount of New Notes, the $400 million principal amount of 2.125% Convertible Senior Notes, and the $250 million principal amount of

2.0% Convertible Senior Notes may require us to convert or repurchase their notes upon the occurrence of certain events. We are required to satisfy the principal value in cash upon conversion or repurchase.
     Stock Purchase. At December 31, 2006, we had remaining authority to purchase $112.1 million of our common stock. We repurchased no shares during the first nine months of 2007. We may use shares repurchased for internal stock option and 401(k) match programs and for other uses, such as possible acquisitions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the discussion of our market risk in our Form 10-K for the year ended December 31, 2006. On October 5, 2007, we initiated the redemption of our $200 million principal amount of 6.25% Senior Notes due 2013. The redemption date was November 7, 2007, and the redemption price was $217.3 million, excluding accrued interest. During the second quarter of 2007, the holders of $5.3 million principal amount of New Notes due 2023 elected to convert their notes. The holders received the principal value in cash and 90,751 shares of our common stock for the excess value. As of December 31, 2006, the carrying amount of our fixed-rate debt was $950.0 million with a fair value of $1,069.0 million. As of September 30, 2007, the carrying amount of our fixed-rate debt was $944.7 million with a fair value of $1,315.5 million.
Item 4. Controls and Procedures
We performed an evaluation under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There were no changes in our internal control over financial reporting in the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
On July 3, 2007, Alexander Crescente filed a purported stockholder class action in the Circuit Court of Lucas County, Ohio. The lawsuit named as defendants the Company, the Company’s current directors and The Carlyle Group. The case was captioned Crescente v. Manor Care, Inc. et al., Cause No. CI-200704789. The suit alleged that, in connection with the pending Merger with MCHCR-CP Merger Sub Inc., an affiliate of The Carlyle Group (the “Merger), the defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing, or aided and abetted such breaches. The plaintiff asked the court to declare the suit a proper class action suit and to certify the plaintiff as class representative and plaintiff’s counsel as class counsel. Among other things, the plaintiff sought (1) a declaration that the Merger agreement violates the individual defendants’ fiduciary duties, (2) an injunction that prevents the consummation of the Merger and (3) an indeterminate amount of fees, expenses and costs to plaintiff and plaintiff’s counsel.
On September 13, 2007, counsel for the Company and its directors and counsel for The Carlyle Group entered into a memorandum of understanding with counsel for the plaintiff providing for the settlement of the lawsuit. Under the terms of the memorandum of understanding, the Company agreed to provide additional disclosures related to the Merger which was included in the proxy statement filed with the Securities and Exchange Commission on September 14, 2007. In agreeing to make these additional disclosures, the Company was not admitting that its prior disclosures were in any way materially misleading or inadequate.  Furthermore, the Company and the other defendants denied the plaintiff’s allegations and denied having committed, or having aided and abetted, any breach of fiduciary duty or other violation of law in connection with the pending Merger.
The settlement will be subject to customary conditions, including court approval following notice to members of the proposed settlement class. If approved by the court, the settlement will resolve all claims that were or could have been brought on behalf of the proposed settlement class in the actions being settled, including all claims relating to the Merger and the disclosures made in connection therewith. In addition, as part of the proposed settlement, the Company has agreed to pay up to $340,000 to the plaintiff’s counsel for their fees and expenses incurred in pursuing the action, subject to final approval of the settlement and of such fees by the court. The Merger may be consummated prior to final court approval of the settlement.
The memorandum of understanding will not affect the amount of consideration to be paid to the stockholders of the Company in connection with the Merger.
See Note 5 – Contingencies in the notes to the consolidated financial statements for a discussion of litigation related to environmental matters and patient care-related claims.
Item 1A. Risk Factors.
There were no material changes in our risk factors included in our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our common stock during the third quarter of 2007. On May 10, 2006, Manor Care announced that its Board of Directors authorized management to spend $300 million to purchase common stock through December 31, 2007. As of September 30, 2007, we had $112.1 million remaining authority.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Special Meeting of Stockholders held on October 17, 2007, the stockholders voted to approve the adoption of the Agreement and Plan of Merger, dated July 2, 2007, between MCHCR-CP Merger Sub Inc. and Manor Care, Inc. (the “Merger Agreement”). The merger was approved with the vote as follows: For – 55,908,076, Against – 321,715, and Abstain – 450,096.
Item 5. Other Information.
None
Item 6. Exhibits.

S-K Item
601 No.
31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Letter Agreement, dated July 2, 2007, between Manor Care, Inc. and JPMorgan Chase Bank, National Association

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manor Care, Inc. (Registrant)
Date November 9, 2007	By	/s/ Steven M. Cavanaugh
Steven M. Cavanaugh, Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter Agreement, dated July 2, 2007, between Manor Care, Inc. and JPMorgan Chase Bank, National Association